Form 10-Q
period 2006-09-30
NextWave Wireless Inc.
filed 2006-11-14
CIK 1374993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-137388

NEXTWAVE WIRELESS INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5361360
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

12670 High Bluff Drive, San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

(858) 480-3100
(Registrant’s telephone number, including area code)

NextWave Wireless LLC
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☐

As of November 13, 2006, there were 82,207,649 shares of the Registrant’s Common Stock outstanding.

TABLE OF CONTENTS

PART I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Members’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

PART II. Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

Index to Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NEXTWAVE WIRELESS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,371	$93,649
Short-term investments	196,801	365,582
Accounts receivable, net of allowance for doubtful accounts of $300 and $391, respectively	5,728	3,712
Deposits for wireless spectrum bids	142,866	5,400
Prepaid expenses and other current assets	9,494	4,175
Total current assets	380,260	472,518
Restricted investments	76,792	—
Wireless spectrum licenses, net	374,137	45,467
Goodwill	32,829	24,782
Other intangible assets, net	16,306	18,100
Property and equipment, net	16,796	11,092
Other assets	8,279	7,815
Total assets	$905,399	$579,774

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$2,369	$3,406
Accrued expenses	19,465	5,152
Current portion of long-term obligations	2,681	2,200
Deferred revenue	2,867	4,103
Current tax liability	40	417
Other current liabilities and deferred credits	961	822
Total current liabilities	28,383	16,100
Deferred income tax liabilities	67,673	13
Long-term deferred credits and reserves	8,243	8,293
Long-term obligations, net of current portion	292,310	14,934
Minority interest in subsidiary	884	1,070

Commitments and contingencies

Members’ equity:
Membership interests; 492,583 and 488,672 interests issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	619,966	589,354
Accumulated other comprehensive loss	(571)	(832)
Retained deficit	(111,489)	(49,158)
Total members’ equity	507,906	539,364
Total liabilities and members’ equity	$905,399	$579,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Inception (April 13, 2005) to September 30,
	2006	2005	2006	2005
Revenues	$8,051	$1,202	$22,055	$1,350
Operating expenses:
Cost of revenues	4,568	1,934	10,452	2,019
Engineering, research and development	11,455	5,100	34,289	8,013
General and administrative	14,896	6,603	35,528	9,890
Sales and marketing	2,992	1,185	7,144	1,185
Purchased in-process research and development	—	6,600	1,648	6,600
Total operating expenses	33,911	21,422	89,061	27,707
Loss from operations	(25,860)	(20,220)	(67,006)	(26,357)
Other income (expense)
Interest income	3,419	3,934	9,803	7,404
Interest expense	(9,010)	(352)	(9,684)	(656)
Other income and expense, net	(26)	123	98	146
Total other income (expense), net	(5,617)	3,705	217	6,894
Loss before income taxes and minority interest	(31,477)	(16,515)	(66,789)	(19,463)
Income tax benefit (provision)	(93)	(145)	116	(145)
Minority interest	265	7	1,136	7
Net loss	$(31,305)	$(16,653)	$(65,537)	$(19,601)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS LLC
CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(in thousands) (unaudited)

	Membership Interests		Accumulated Other Comprehensive Loss	Retained Deficit	Total Members’ Equity
	Units	Amount
Balance at December 31, 2005	488,672	$589,354	$(832)	$(49,158)	$539,364
Units issued for business acquisition	1,558	1,558	—	—	1,558
Units issued for unit options exercised	1,353	1,353	—	—	1,353
Sale of restricted units	1,000	1,000	—	—	1,000
Share-based compensation	—	3,548	—	—	3,548
Fair value of warrants to be issued in connection with the issuance of 7% Senior Secured Notes	—	24,600	—	—	24,600
Accumulated deficit of variable interest entity eliminated upon acquisition by NextWave	—	—	—	3,206	3,206
Distributions to members	—	(1,447)	—	—	(1,447)
Unrealized net gains on investments	—	—	261	—	261
Net loss	—	—	—	(65,537)	(65,537)
Balance at September 30, 2006	492,583	$619,966	$(571)	$(111,489)	$507,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30, 2006	Inception (April 13, 2005) to September 30, 2005
OPERATING ACTIVITIES
Net loss	$(65,537)	$(19,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,235	202
Amortization of intangible assets	3,752	1,773
Share-based compensation	3,548	677
Accretion of interest expense	4,643	611
Purchased in-process research and development	1,648	6,600
Loss on disposal of property and equipment	474	—
Losses incurred through strategic investment	1,041	—
Minority interest	(1,136)	—
Other non-cash adjustments	872	(551)
Changes in operating assets and liabilities:
Accounts receivable	(2,221)	(178)
Prepaid expenses and other current assets	(3,341)	(4,351)
Other assets	1,336	(184)
Accounts payable and accrued liabilities	11,604	993
Deferred credits and reserves	(1,474)	1,594
Net cash used in operating activities	(40,556)	(12,415)
INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	192,226	909,082
Proceeds from the sale of available-for-sale securities	452,951	—
Purchases of available-for-sale securities	(475,603)	(1,186,220)
Cash paid for business combination, net of cash acquired	(4,950)	(46,621)
Cash paid for wireless spectrum licenses	(397,817)	(50)
Purchase of property and equipment	(10,990)	(3,474)
Other, net	(1,866)	—
Net cash used in investing activities	(246,049)	(327,283)

FINANCING ACTIVITIES
Proceeds from long-term obligations, net of costs to issue	295,098	—
Payments to restricted investments account securing long-term obligations	(77,324)	—
Payments on long-term obligations	(2,374)	(11)
Cash distributions paid to members	(1,447)	—
Proceeds from the sale of membership interests and subsidiary common stock	2,379	—
Proceeds from investment by joint venture partner	1,995	—
Net cash provided by (used in) financing activities	218,327	(11)
Net decrease in cash and cash equivalents	(68,278)	(339,709)
Cash and cash equivalents, beginning of period	93,649	555,099
Cash and cash equivalents, end of period	$25,371	$215,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  NextWave, Summary of Significant Accounting Policies and Significant Accounts

NextWave Wireless Inc., the successor to NextWave Wireless LLC (together with its subsidiaries, “NextWave”) is an early-stage wireless technology company engaged in the development of next-generation mobile broadband and wireless multimedia products, technologies and services. NextWave is developing proprietary chipsets and related network and device products based on the IEEE 802.16e WiMAX standard that it believes will significantly improve the performance and economics of fixed and mobile wireless broadband networks. A key design objective of its products and technologies is to improve the ability of mobile WiMAX to cost effectively handle the large volume of network traffic that it believes Voice Over Internet Protocol (“VoIP”) telephony, high speed web-surfing and next-generation wireless multimedia applications such as high resolution mobile TV, high fidelity streaming audio and interactive real-time gaming will generate. NextWave intends to sell and/or license its WiMAX certified products and technologies to network infrastructure and device manufacturers and network operators worldwide. To stimulate demand for products, NextWave plans to partner with service providers to build and operate shared mobile WiMAX networks that operate on its licensed spectrum and utilize network and device equipment which incorporate its products and technologies. In addition, through its PacketVideo subsidiary, NextWave is a global provider of embedded multimedia software for mobile phones. NextWave believes that its global deployments of mobile broadband networks and subscriber solutions, combined with its wireless multimedia software products and its spectrum assets, will offer wireless service providers, cable operators, multimedia content distributors, applications service providers and Internet service providers a platform to provide advanced wireless broadband services to their customers. To facilitate the deployment of its network products, NextWave has accumulated a spectrum footprint across the U.S. covering a population of approximately 206 million people, or POPs, that includes nine of the top ten and 15 of the top 20 markets which have population densities and demographics most suitable to wireless broadband in the U.S.

Corporate Conversion Merger

In order to convert NextWave Wireless LLC into a corporate form, the Board of Managers and a majority in interest of the holders of NextWave Wireless LLC membership units approved the merger of NextWave Wireless LLC with a wholly owned subsidiary of a newly formed Delaware corporation, NextWave Wireless Inc. On November 13, 2006, the corporate conversion merger was completed and NextWave Wireless LLC became a wholly-owned subsidiary of NextWave Wireless Inc. Under the terms of the merger agreement, NextWave Wireless Inc. issued shares of its common stock to holders of NextWave Wireless LLC’s membership units in exchange for all of the outstanding membership units of NextWave Wireless LLC, with NextWave Wireless LLC unitholders receiving one share of NextWave Wireless Inc. common stock for every six membership units of NextWave Wireless LLC that they held. Following the corporate conversion merger, NextWave Wireless LLC’s obligation to file periodic reports under the Securities Exchange Act of 1934 was suspended, and NextWave Wireless Inc. became the successor to NextWave Wireless LLC for Securities and Exchange Commission (“SEC”) reporting purposes.

Inception of NextWave Wireless LLC

NextWave Wireless Inc. (“Old NextWave Wireless”) was formed in 1996 as a wholly-owned operating subsidiary of NextWave Telecom, Inc. (“NTI”), which sought to develop a nationwide CDMA-based personal communication services (“PCS”) network. In 1998, Old NextWave Wireless, together with NTI and its other subsidiaries (the “NextWave Telecom group”), filed for protection under Chapter 11 of the United States Bankruptcy Code. In December 2004, Old NextWave Wireless was converted from a corporation to a limited liability company named NextWave Wireless LLC. On March 1, 2005, the Bankruptcy Court confirmed the plan of reorganization of the NextWave Telecom group. The cornerstone of the plan was the sale of NTI and its subsidiaries, excluding Old NextWave Wireless, to Verizon Wireless for approximately $3.0 billion. With the proceeds of the Verizon sale, as well as the proceeds of prior PCS spectrum license sales to Cingular Wireless, Verizon Wireless and MetroPCS, all creditors of the NextWave Telecom group were paid in full and the NTI equity holders received an aggregate cash distribution of approximately $2.6 billion. In addition, the plan provided for the capitalization and distribution to the NTI equity holders of NextWave Wireless LLC, a new wireless technology company. Pursuant to the plan, on April 13, 2005, the NextWave Telecom group abandoned substantially all of its PCS assets other than the spectrum licenses and all remaining non-PCS assets and liabilities were contributed to Old NextWave Wireless. Immediately thereafter limited liability company interests (“LLC Interests”) in NextWave Wireless LLC were distributed to the NTI equity holders and NextWave Wireless LLC was capitalized with $550.0 million in cash. Through this process, Old NextWave Wireless was reconstituted as a company with a new capitalization and a new wireless technology business plan. The significant underlying assets contributed to NextWave Wireless LLC included NTI’s residual cash referred to above, the common stock of NextWave Broadband Inc., the convertible Series A Preferred Stock and notes receivable from CYGNUS Communications, Inc. (“CYGNUS”), and wireless spectrum licenses from the Federal Communications Commission (“FCC”) useful to NextWave or its new wireless technology business. Pursuant to the plan, the NTI shareholders received undivided interests in the underlying assets of NextWave Wireless LLC as part of their consideration for the redemption of their NTI shares, which was followed by the deemed contribution of these undivided interests to NextWave Wireless LLC in return for unit membership interests.

Financial Statement Preparation

The unaudited condensed consolidated financial statements have been prepared by NextWave according to the rules and regulations of the SEC, and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the period from inception (April 13, 2005) to December 31, 2005, included in NextWave Wireless Inc.’s Amended Form S-4 filed with the United States Securities and Exchange Commission on November 7, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation and Strategic Investments

NextWave’s consolidated financial statements include the assets, liabilities and operating results of its wholly-owned and majority-owned subsidiaries as of September 30, 2006. NextWave’s operating results through January 2006 also include those of a variable interest entity in which NextWave was the primary beneficiary until February 2006, when NextWave acquired all of the remaining ownership interests of the entity and it became a wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Change in Fiscal Year End

NextWave’s Board of Managers approved a change, effective January 1, 2006, in NextWave’s fiscal year end and quarterly reporting periods from quarterly calendar periods ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2006 will be a 52-week year and the first 53-week year will occur in 2009. The three and nine month periods ended September 30, 2006 include 13 and 39 weeks, respectively.

Comprehensive Loss

Accumulated other comprehensive income includes unrealized gains and loses that are excluded from the consolidated statement of operations and are reported as a separate component in members’ equity. Total comprehensive loss consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30, 2006	Inception (April 13, 2005) to September 30, 2005
(in thousands)	2006	2005
Net loss, as reported	$(31,305)	$(16,653)	$(65,537)	$(19,601)
Unrealized net gain (loss) on investments	507	(409)	261	(551)
Total comprehensive loss	$(30,798)	$(17,062)	$(65,276)	$(20,152)

Recent Accounting Pronouncements

NextWave adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires companies to expense the estimated fair value of employee stock options and similar awards. NextWave has adopted the provisions of SFAS 123R using the prospective transition method, whereby it will continue to account for unvested equity awards to employees outstanding at December 31, 2005 using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and apply SFAS 123R to all awards granted or modified after that date. In accordance with the transition rules of SFAS 123R, NextWave no longer provides the pro forma disclosures in reports issued for periods ending after December 31, 2005 as SFAS 123R precludes companies that use the minimum value method for pro forma disclosure from continuing to provide those pro forma disclosures for outstanding awards accounted for under the intrinsic value method of APB 25. Refer below to Employee Unit- and Share-Based Compensation for more discussion of the adoption of SFAS 123R.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued staff position 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

FSP 115-1 replaces the impairment evaluation guidance of Emerging Issues Task Force Issue (“EITF”) No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, with references to existing other-than-temporary impairment guidance. EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FSP 115-1 also supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value,” and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP 115-1 applies to reporting periods beginning after December 15, 2005. FSP 115-1 did not have a material impact on NextWave’s results of operations, or cash flows for the nine months ended September 30, 2006.

In June 2006, the FASB Issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective for NextWave’s fiscal year beginning December 31, 2006, with earlier application permitted. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. NextWave’s management believes that adoption of this interpretation is not expected to have a material impact on its financial statements.

Employee Unit- and Share-Based Compensation

NextWave adopted SFAS 123R on January 1, 2006. SFAS 123R requires the recognition of the fair value of unit- and share-based compensation in net income. NextWave recognizes unit- and share-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Prior to January 1, 2006, NextWave accounted for employee equity awards using APB 25 and related interpretations in accounting for unit- and share-based compensation.

NextWave has adopted the provisions of FAS 123R using the prospective transition method, whereby it will continue to account for nonvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply FAS 123R to all awards granted or modified after that date. In accordance with the transition rules of SFAS 123R, NextWave no longer provides the pro forma disclosures in reports issued for periods ending after December 31, 2005 as FAS 123R precludes companies that used the minimum value method for pro forma disclosure from continuing to provide those pro forma disclosures for outstanding awards accounted for under the intrinsic value method of APB 25.

Under the provisions of SFAS 123R, NextWave recognized $0.5 million and $2.2 million in employee share-based compensation expense for the three and nine months ended September 30, 2006, respectively. NextWave utilized the Black-Scholes valuation model for estimating the fair value of stock awards issued during the nine months ended September 30, 2006, to employees at the date of grant, with the following weighted-average assumptions for each of three separate option plans administered by NextWave and two of its subsidiaries for the nine months ended September 30, 2006:

	NextWave Wireless LLC 2005 Units Plan	CYGNUS Communications, Inc. 2004 Stock Option Plan	PacketVideo Corporation 2005 Equity Incentive Plan
Weighted average risk-free interest rate	4.82%	4.37%	4.91%
Weighted average expected life (in years)	3.2	4.1	3.7
Expected stock price volatility	50%	50%	50%
Expected dividend yield	0%	0%	0%
Annualized forfeiture rate	10%	10%	10%
Weighted average fair value of options granted	$ 0.39	$ 0.13	$ 0.42

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. As none of the plans have sufficient history for estimating the term from grant date to full exercise of the option, NextWave has considered expected terms applied, in part by peer companies to determine the expected life of each grant. Expected volatility is based on an average of peer companies’ expected volatilities due to lack of trading history of NextWave membership units or its subsidiaries’ shares. The dividend yield of zero is based on the fact that NextWave has never paid cash dividends and has no present intention to pay cash dividends.

NextWave has assumed an annualized forfeiture rate of 10% for its options based on a combined review of industry and employee turnover data, as well as an analytical review performed of historical pre-vesting forfeitures occurring over the previous year. Under the true-up provisions of SFAS 123R, NextWave will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in NextWave’s employee unit and stock options. Use of an option valuation model, as required by SFAS 123R, includes highly subjective assumptions based on long-term predictions and average life of each unit and stock option grant. Because NextWave’s unit- and share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect NextWave’s estimate of the fair values, in NextWave’s opinion, existing valuation models may not be reliable single measures of the fair values of NextWave’s unit- and share-based payments.

Total compensation cost of options granted since January 1, 2006 but not yet vested, as of September 30, 2006, was $5.8 million, which is expected to be recognized over a weighted average period of 3.6 years.

Share-based compensation expense of $0.1 million and $0.2 million was recognized during the three and nine months ended September 30, 2006, respectively, for membership interests issued to employee shareholders of one of the CYGNUS subsidiaries, stemming from a prior acquisition, for the attainment of certain product development milestones. The share based payments were recognized as compensation expense in accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”

Reclassifications

To conform to the current presentation in the financial statements for September 30, 2006, a reclassification of $5.4 million in deposits for wireless spectrum bids was made from prepaid expenses and other current assets to deposits for wireless spectrum bids and a reclassification of $13,000 was made from long-term deferred credits and reserves to deferred income tax liabilities in the condensed consolidated balance sheet at December 31, 2005. These reclassifications had no effect on reported current assets, total liabilities or the consolidated statement of cash flows.

2.  Composition of Certain Financial Statement Items

Short-Term Investments

Available-for-sale marketable securities consist of the following:

(in thousands)	September 30, 2006	December 31, 2005
U.S. state governments, agencies and municipal securities	$176,807	$280,734
U.S. Treasury and agency obligations	19,994	54,666
Corporate notes	—	30,182
Total short-term investments	$196,801	$365,582

Restricted Investments

Restricted investments at September 30, 2006 is comprised of $76.8 million in a restricted collateral account, of which $75.0 million is required to be maintained at all times while the 7% Senior Secured Notes remain outstanding.

Restricted investments in marketable securities consist of the following:

(in thousands)	September 30, 2006
U.S. Treasury and agency obligations	$35,065
Corporate notes	25,471
U.S. state governments, agencies and municipal securities	16,256
Total restricted investments	$76,792

Wireless Licenses, Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	September 30, 2006			December 31, 2005
(dollars in thousands)	Weighted Average Life (in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Leased wireless spectrum licenses	14.2	$51,137	$3,310	15.0	$31,347	$1,510
Purchased technology	7.0	8,600	1,476	7.0	8,600	555
Purchased customer base	8.0	5,700	856	8.0	5,700	321
Non-compete agreements	4.0	2,800	1,029	4.0	2,800	537
Other	6.5	174	7	3.0	16	3

		$68,411	$6,678		$48,463	$2,926
Intangible assets not subject to amortization:
Wireless spectrum licenses		$326,310			$15,630
Goodwill		32,829			24,782
Purchased tradenames and trademarks		2,400			2,400
		$361,539			$42,812

The $8.0 million increase in goodwill in the consolidated balance sheets from December 31, 2005 to September 30, 2006, resulted primarily from current year business acquisitions. In July 2006, NextWave completed its acquisition of WCS Wireless, Inc. which resulted in the addition of $228.3 million of wireless spectrum licenses not subject to amortization. The acquisition of WCS Wireless, Inc. was accounted for as an acquisition of assets rather than as an acquisition of a business based on guidance under EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”. The value assigned to the wireless spectrum includes the cash purchase price of $160.5 million, associated legal costs of $0.1 million, and $67.7 million in associated deferred tax liabilities as determined in accordance with EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations”. During the nine months ended September 30, 2006, NextWave acquired other licensed spectrum rights for $82.4 million in cash.

Estimated aggregate amortization expense is expected to be $4.0 million for the remainder of 2006, and $15.8 million, $7.8 million, $4.8 million, $4.5 million and $24.8 million for the years ending December 31, 2007, 2008, 2009, 2010 and thereafter, respectively.

Property and Equipment

Property and equipment, net, consist of the following:

(in thousands)	Estimated Useful life (in years)	September 30, 2006	December 31, 2005
Furniture and equipment	2-10	$11,865	$7,071
Purchased software	2-3	7,184	3,459
Leasehold improvements	1-5	1,788	879
Construction in progress	N/A	829	380
		21,666	11,789
Less accumulated depreciation		(4,870)	(697)
Total property and equipment, net		$16,796	$11,092

3.  Business Combinations

Investment in Inquam Broadband Holding, Inc.

On January 6, 2006, NextWave acquired 51% of the equity securities of newly formed Inquam Broadband Holding, Ltd. (“INQUAM”) for 1.3 million Euros, or $1.6 million. NextWave also has the right to designate three of the five members of the board of directors. The primary reason for the investment is to provide NextWave with an entry into the wireless broadband telecommunications market in Germany. Under the subscription and shareholder agreement, NextWave has agreed to provide additional funding up to 1.4 million Euros, or approximately $1.7 million, of which $0.5 million has been funded through September 30, 2006. NextWave also has the option to acquire a 51% interest in a subsidiary of Inquam BMR GP, the holder of the remaining 49% interest in INQUAM, for 9.7 million Euros, or approximately $12.3 million, subject to adjustment for changes in liabilities or subsequent funding provided to the subsidiary by INQUAM. The option expires in February 2007.

INQUAM and its wholly-owned subsidiary are included in NextWave’s consolidated financial statements from the date of the acquisition.

Acquisition of CYGNUS

On February 2, 2006, NextWave acquired all of the outstanding shares of common stock of CYGNUS and the minority interests of one of its subsidiaries, which are already included in the consolidated financial statements as NextWave is deemed to be the primary beneficiary in accordance with FIN 46(R). The total cost of the acquisition was determined as follows:

(in thousands)
Advances to CYGNUS, including interest	$18,145
Accumulated CYGNUS losses while consolidated in accordance with FIN 46R	(8,550)
Conversion of convertible preferred stock into common stock	1,884
Membership interests issued	1,558
Cash paid	53
Less cash acquired	(4,190)
Total acquisition cost	$8,900

Under the purchase method of accounting, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:

(in thousands)
Accounts receivable	$196
Prepaid expenses and other current assets	511
Property and equipment	704
Goodwill	8,223
Deposits and other noncurrent assets	658
Accounts payable, accrued expenses and other current liabilities	(613)
Unfavorable lease liability	(692)
Long-term obligations	(87)
Total acquisition cost	$8,900

In connection with the acquisition, NextWave recorded an unfavorable lease liability of $0.7 million resulting from the exit of a duplicate facility leased by CYGNUS. The facility was subsequently subleased, resulting in a $0.4 million reduction in the liability. Activity for this liability is as follows:

(in thousands)	Opening Balance Sheet Accrual	Adjustment to Goodwill	Balance at September 30, 2006
Unfavorable lease liability	$692	$(374)	$318

The excess of the purchase price over the acquired net tangible assets of $7.8 million has been preliminarily allocated to goodwill in the consolidated balance sheet and will be allocated between goodwill and identifiable intangible assets once NextWave has completed a purchased intangible asset valuation which is expected to be completed in December 2006. The related impact from value assigned to in-process research and development costs or to amortization expense, if any, will be adjusted on a prospective basis.

In connection with the acquisition of the minority interests of one of CYGNUS’ subsidiaries, NextWave agreed to pay $0.4 million and $0.5 million in cash, and issue 0.2 million and 0.2 million in membership interests to certain employee shareholders in December 2006 and December 2007, respectively, or earlier if certain product development milestones are attained. These payments are amortized as compensation expense over the period earned in accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” Compensation expense totaled $0.3 million and $0.7 million during the three and nine months ended September 30, 2006, respectively. The remaining cash portion of $0.5 million is recorded as deferred compensation and is included in prepaid and other current assets and other noncurrent assets in the consolidated balance sheet at September 30, 2006. The fair value of the membership interests will be remeasured at the end of each reporting period until issued, when the final fair value is determined. Unamortized estimated stock-based compensation totaled $0.2 million at September 30, 2006, and will be charged to the results of operations with an offsetting increase to membership interests in the consolidated balance sheet over the remaining service periods.

Other Acquisitions

During the nine months ended September 30, 2006, NextWave completed two acquisitions. The results of operations have been included in the accompanying condensed consolidated financial statements from the respective dates of the acquisitions.

The aggregate purchase price of these acquisitions was $6.2 million, consisting of $4.8 million in cash, including acquisition costs of $0.1 million, future earnout and holdback payments totaling $1.0 million and the assumption of debt totaling $0.3 million. The excess of purchase price over the acquired net tangible assets was $6.4 million at September 30, 2006, of which $4.8 million has been allocated to goodwill and $1.6 million has been expensed as in-process research and development costs during the nine months ended September 30, 2006.

4.  Long-Term Obligations

Long-term obligations consist of the following at September 30, 2006 and December 31, 2005:

(dollars in thousands)	September 30, 2006	December 31, 2005
7% Senior Secured Notes, $350,000 due 2010, net of unamortized discount and fair value of warrants of $73,604, interest payable semiannually in January and July each year	$276,396	$—
Wireless spectrum lease, imputed interest at 8%, due 2019, net of unamortized discounts of $8,281 and $9,353, respectively, with three renewal options for 15 years each	15,919	17,047
Wireless spectrum lease, imputed interest at 8%, due 2015, net of unamortized discount of $1,036, with five renewal options for 10 years each	2,356	—
Research and development funding due to Tekes, the National Technology Agency of Finland, interest at 3%, due annually in December through 2008	320	—
Industrial research assistance contribution from the Canadian government, paid in full August 2006	—	87
	294,991	17,134
Less current portion	(2,681)	(2,200)
	$292,310	$14,934

Future payments due on these obligations at September 30, 2006, are as follows:

(in thousands)
Fiscal Years Ending,
2006 (remaining three months)	$261
2007	2,680
2008	2,685
2009	2,175
2010	352,175
Thereafter	17,936
377,912
Less unamortized discounts	(82,921)
Less current portion	(2,681)
Total long-term obligations	$292,310

On July 17, 2006, NextWave issued 7% Senior Secured Notes due 2010 (the “Notes”) in the aggregate principal amount of $350.0 million. The Notes were issued at a fifteen percent (15%) original issue discount, resulting in gross proceeds of $297.5 million. NextWave will be obligated to pay the Notes at their full face value of $350.0 million on July 17, 2010 and interest of 7% per annum, payable semiannually in January and July each year commencing January 15, 2007. After the payment of transaction related expenses, NextWave received net proceeds of $295.1 million available for the sole purpose of financing spectrum acquisitions and leases. Costs incurred to issue the Notes, which totaled $2.4 million, have been deferred and included in other assets in the consolidated balance sheet and are amortized over the term of the Notes using the effective interest method. The unamortized balance of the issuance costs was $2.3 million at September 30, 2006.

The purchasers of the Notes were investment funds and other institutional investors, including affiliates of Avenue Capital Group, among others. Robert T. Symington, a member of NextWave’s Board of Managers, is a Portfolio Manager at Avenue Capital Group. Neither Mr. Symington nor Avenue Capital Group or its affiliates received any compensation in connection with the financing. The Notes are guaranteed by certain of NextWave’s subsidiaries, including NextWave Broadband and PacketVideo. In addition, after NextWave’s anticipated corporate conversion merger with and into a wholly owned limited liability company subsidiary of NextWave Wireless Inc., a new corporation formed under the laws of the State of Delaware, the Notes will be guaranteed by NextWave Wireless Inc. No scheduled principal payments will be due on the Notes before the maturity date of July 17, 2010. The Notes are pre-payable at NextWave’s option at specified premiums to the principal amount that will decline over the term of the Notes from 105% to 100%, plus a make-whole amount applicable until July 17, 2008. The obligations under the Notes are secured by first priority liens on certain pledged equity interests, FCC licenses, spectrum leases, securities accounts and proceeds of any of the foregoing. NextWave is required to maintain $75.0 million in cash or cash equivalents from funds other than the proceeds of the Notes in a restricted collateral account at all times while the Notes remain outstanding. The purchase agreement contains representations and warranties, affirmative and negative covenants (including, without limitation, NextWave’s obligation to (i) maintain in full force and effect its FCC licenses and spectrum leases, (ii) to use the note proceeds for the acquisition of spectrum, not to exceed $0.25 per MHz-POP, (iii) not to become liable to any additional indebtedness, subject to certain exceptions including the ability to enter into spectrum leases or to incur $25.0 million of acquired company debt or purchase money indebtedness and (iv) not make restricted payments to holders of subordinated debt or equity securities, including dividends) that are customary in similar types of transactions. The purchase agreement also contains customary events of default and additional events of default including, (i) NextWave’s failure to consummate the corporate conversion merger by December 31, 2006, (ii) NextWave’s failure to file a shelf registration statement with the SEC within 30 days of the consummation of the corporate conversion merger, and (iii) upon the termination, cancellation or rescission of any FCC license owned or leased by NextWave and necessary for its operation of a wireless communications system). If NextWave does not complete its anticipated corporate conversion merger on or prior to November 14, 2006, then the per annum interest rate on the Notes shall be equal to 12% during the period from November 14, 2006 to the date on which the corporate conversion merger actually occurs.

The net proceeds from the Notes were used to acquire WCS Wireless, Inc. for $160.5 million and two new Educational Broadband Service (“EBS”) leases for $22.1 million. Concurrently with the Notes placement, NextWave paid a $142.8 million deposit to the FCC to qualify for the Advanced Wireless Service (“AWS”) spectrum band auction, of which $110.0 million was funded with the remaining proceeds from the Notes. In September 2006, NextWave was declared the winning bidder for 154 spectrum licenses for an aggregate bid of $115.5 million. Accordingly, $27.3 million of NextWave’s initial deposit was not used and was returned to NextWave in October 2006.

In connection with the issuance of the Notes, NextWave Wireless Inc. entered into a warrant agreement with the purchasers of the Notes, which will become operative after the corporate conversion merger, whereby NextWave Wireless Inc. will issue common stock warrants to purchase an aggregate of 5% of NextWave Wireless Inc.’s shares of common stock, as of the date of the corporate conversion merger and before giving effect to the exercise of any warrant. The warrants will have an exercise price of $0.01 per share (subject to certain adjustments as set forth in the warrant agreement) and are exercisable at any time from the date of issuance until July 15, 2009, and have anti-dilution protection provisions. The shares of NextWave Wireless Inc. underlying the warrants are also entitled to registration rights that obligate NextWave Wireless Inc. to file a shelf registration statement within 30 days following the corporate conversion merger, and use its commercially reasonable efforts to have the shelf registration statement become or declared effective within 60 days from its filing. The holders of warrants will be entitled to continuous shelf registration rights for a period of two years from the date that such shelf registration is declared effective by the SEC. NextWave Wireless Inc. is required to bear the expenses of the shelf registration. The fair value of the warrants is estimated at $24.6 million which is being accreted along with the discount to the note balance and amortized over the life of the Notes to interest expense using the effective interest method. The measurement date for the fair value of the warrants is July 17, 2006 and will be estimated until the corporate conversion merger occurs which will enable the determination of the final number of warrants.

In addition to the lease obligations, beginning in 2009, the first lease agreement listed in the table above provides for the payment of royalties based on .25% of NextWave’s gross revenues, subject to an annual cap of $1.8 million. The second lease agreement listed in the table above, beginning in 2007 and extending through any renewal periods, provides for the payment of royalties based on 0.25% of gross revenues, subject to a cap of 100% of the annual rent for years 2006-2020, a cap of 150% of the annual rent for years 2021-2035 and no cap during any remaining lease years.

5.  Income Taxes

The provision for income taxes during interim quarterly reporting periods is based on NextWave’s estimate of the annual effective tax rate for the full fiscal year. NextWave determines the annual effective tax rate based upon its estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring items. Significant management judgment is required in projecting NextWave’s annual income and determining its annual effective tax rate. NextWave provides for income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense and any deferred income tax expense resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss and tax credit carryforwards.

NextWave must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that NextWave believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. NextWave considers all available evidence, both positive and negative, to determine the need for a valuation allowance, including its historical operating losses. NextWave has recorded a full valuation allowance on its net deferred tax asset balances for all periods presented because of uncertainties related to utilization of the deferred tax assets. Deferred tax liabilities associated with wireless licenses cannot be considered a source of taxable income to support the realization of deferred tax assets, because these deferred tax liabilities will not reverse until some indefinite future period. The deferred tax liability and the related assigned value of certain wireless license assets were determined in accordance with EITF 98-11.

6.  Commitments and Contingencies

Acquisitions of Wireless Spectrum

In July 2006, NextWave paid a $142.8 million deposit to the FCC to qualify for the AWS auction. In September 2006, NextWave was declared the winning bidder for 154 spectrum licenses for an aggregate bid of $115.5 million. Accordingly, $27.3 million of NextWave’s initial deposit was not used and was returned to NextWave in October 2006. The purchase of the licenses by NextWave are subject to final FCC approval, which is expected in the fourth quarter of 2006.

During the three months ended September 2006, NextWave entered into lease and lease purchase agreements for wireless spectrum that were pending final approval from the FCC at September 30, 2006. The lease agreements have a maximum term of 30 years, including renewals, and will require monthly and annual payments. Amounts paid as deposits for these agreements totaled $0.1 million during the three and nine months ended September 30, 2006. Estimated future lease obligations due under the terms of these agreements at September 30, 2006 are as follows:

(in thousands)
Fiscal Years Ending,
2006 (remaining three months)	$6,811
2007	278
2008	282
2009	286
2010	290
Thereafter	6,262
$14,209

Services and Other Agreements

NextWave enters into non-cancelable software license agreements and agreements for the purchase of software development and engineering services to facilitate and expedite the development of software modules and applications required in its WiMAX development activities. The services agreements contain provisions for minimum commitments based on the number of team members and their respective billing rates. Amounts paid under these contracts, which expire on various dates through 2008, totaled $0.7 million and $2.1 million during the three and nine months ended September 30, 2006, respectively. Estimated future minimum payments due under the terms of these agreements at September 30, 2006, are as follows:

(in thousands)
Fiscal Years Ending,
2006 (remaining three months)	$4,102
2007	4,972
2008	7,121
Total	$16,195

Business Acquisition

In September 2006, NextWave signed a Share Purchase Agreement to acquire all of the shares of TwonkyVision, GmbH for cash of 2.7 million Euros, or $3.1 million. The acquisition was completed in October 2006 and will be accounted for in the fourth quarter of 2006 using the purchase method of accounting whereby the total purchase price, including any transaction expenses, will be allocated to tangible and intangible assets acquired based upon their respective fair values.

Capital Expenditures

In July 2005, NextWave entered into a purchase agreement for an office building in Henderson, Nevada for $8.2 million. Construction is estimated to be completed during the first quarter of 2007, at which time NextWave expects to occupy the facility and the purchase price will be due and payable. NextWave estimates that related interior construction, fixtures and furniture costs will approximate $3.6 million and will be payable in the fourth quarter of 2006.

Operating Leases

NextWave leases its office and research facilities, cell sites and certain office equipment under noncancellable operating leases expiring on various dates through 2011. NextWave recognizes rent expense on a straight-line basis over the respective lease terms. As a result, any differences between recognized rent expense and required upfront rental payments upon execution that reduce future rental payments is recorded as unapplied prepaid rent and any difference between rent expense and rent payments that are reduced by cash or rent abatements is recognized as deferred rent. At September 30, 2006, unapplied prepaid rent totaled $0.3 million and is included in prepaid expenses and other current assets in the consolidated balance sheet, and deferred rent totaled $0.6 million and is included in other current liabilities and long-term deferred credits and reserves in the consolidated balance sheet.

Certain commitments have renewal options extending through the year 2013. Rent expense under these operating leases was $1.8 million and $5.0 million for the three and nine months ended September 30, 2006. Sublease income totaled $0.4 million and $1.2 million for the three and nine months ended September 30, 2006.

Future minimum lease payments under noncancellable operating leases, net of sublease rentals at September 30, 2006, are as follows:

(in thousands)	Lease Commitments	Sublease Rentals	Net
Fiscal Years Ending,
2006 (remaining three months)	$1,432	$(761)	$671
2007	5,995	(1,099)	4,896
2008	5,580	(198)	5,382
2009	4,077	—	4,077
2010	2,473	—	2,473
Thereafter	49	—	49
	$19,606	$(2,058)	$17,548

Indemnification of NextWave Telecom Inc. and Verizon Wireless Corp.

In connection with the sale of NTI and its subsidiaries to Verizon Wireless Inc. (“Verizon”), NextWave agreed to indemnify NTI and its subsidiaries against all pre-closing liabilities of NTI and its subsidiaries and against any violation of the Bankruptcy Court injunction against persons having claims against NTI and its subsidiaries, with no limit on the amount of such indemnity. NextWave is not currently aware of any such liabilities that remain following the plan of reorganization, and Verizon has not made any indemnity claims.

A total of $171.2 million is currently held in escrow (the “Escrow Amount”) in order to satisfy any amounts due to Verizon in the event that the consolidated net loss of the NextWave Telecom group for the taxable year commencing on January 1, 2005, and ending on April 13, 2005 is, subject to certain adjustments, less than $1.362 billion, to cover any tax deficiencies for the pre-closing tax period, and to cover other indemnifiable losses relating to NTI and its subsidiaries, as described above. The Escrow Amount will be released in accordance with the escrow agreement upon the expiration of the applicable statute of limitations (including extensions thereof) relating to the tax matters addressed above. In addition, if at any time the Escrow Amount exceeds the amount, in the reasonable judgment of Verizon, of the potential remaining indemnifiable losses described above, or if former equity holders of NTI have a final resolution with the IRS with respect to certain tax matters, such excess will be released. Verizon has a first-priority perfected security interest in the Escrow Amount.

To the extent that former equity holders of NTI are ultimately entitled to receive $80.8 million of the Escrow Amount, the FCC will, in accordance with the terms of the global settlement agreement entered into in connection with the plan of reorganization, be entitled to a sharing payment equal to 20% of any additional amounts to be released thereafter, up to a total potential sharing payment of $16.8 million. The first $0.8 million of the sharing payment will be paid to the FCC from a separate sharing payment escrow previously established for the benefit of the FCC. Any Escrow Amount that former equity holders of NTI are entitled to receive in excess of amounts payable to the FCC must be applied to redeem, pro rata, the $149.0 million of Non-Recourse Secured Notes issued as part of the plan of reorganization and described below. Accordingly, NextWave is merely a conduit to distribute amounts, if any, to the former equity holders of NTI and the FCC and will not receive any of the Escrow Amount.

As part of the plan of reorganization, NextWave issued $149.0 million of Non-Recourse Secured Notes to the former equity holders of NTI. The Non-Recourse Secured Notes bear no interest and mature on April 13, 2055. Any claims under the Non-Recourse Secured Notes will only be satisfied by any released Escrow Amount, net of payments due to the FCC. In the event the escrow is terminated before the maturity date and all released amounts have been paid to the note holders, any Non-Recourse Secured Notes then outstanding will be null, void and of no effect. No holder of any Non-Recourse Secured Notes will have any recourse against NextWave or its assets or its affiliates, except to the extent that NextWave receives any portion of the released Escrow Amount or otherwise does not comply with the indenture governing the notes or the related agreements.

NextWave has not included in the accompanying financial statements any amounts related to the Non-Recourse Secured Notes and the Escrow Amount due to their contingent nature and the inability to estimate the amount, if any, that will be released from escrow or paid to redeem the Non-Recourse Secured Notes.

Legal Proceedings

Finney v. NextWave

United States ex rel. Finney v. NextWave Telecom Inc. is a qui tam action filed in federal court in the Southern District of New York, with a corresponding administrative claim in bankruptcy court. Finney (the relator) alleges principally that NTI and other defendants, including NextWave Wireless, failed to disclose the existence of a federal statute - the Federal Credit Reform Act - to various agencies of the federal government and to the federal courts. She asserts that decisions issued by the bankruptcy court, the U.S. Court of Appeals for the D.C. Circuit, and the Supreme Court of the United States in connection with the NextWave Telecom group’s reorganization efforts were all flawed because they overlooked the relevance of that statute. She alleges that NTI and the other defendants should be held liable because it failed to bring the statute to the attention of these government agencies and courts and seeks damages of more than $9 billion.

The defendants filed a motion to dismiss on numerous grounds, including that the government was well aware of the existence of the Act, that it is not a false claim to fail to inform the government of the existence of a federal statute, that Finney’s claim was effectively a collateral challenge to the decisions of the bankruptcy court and the Supreme Court, and that the action is barred by virtue of the Global Settlement with the FCC and the consummation of the Verizon acquisition and the bankruptcy reorganization.

On February 24, 2006, the district court issued an order adopting the defendants’ principal arguments and proposing to dismiss the complaint in its entirety. Prior to dismissing, the district court asked the United States for its consent, and, on March 2, 2006, the United States consented to dismissal. On April 21, 2006, the District Court ruled that defendants were entitled to an award of legal fees. The court has referred the matter to a Magistrate to fix the amount of the fee award.

On or about October 31, 2006, the parties entered into a settlement agreement that provides for the dismissal with prejudice of Finney’s Second Circuit appeal in exchange for Old NextWave Wireless’s agreement to reimburse $350,000 of Finney’s legal fees. Under the settlement agreement, which provides for mutual releases resolving all disputes between the parties, the parties also agreed to file a joint motion with the District Court that would dismiss the case with prejudice, vacate the dismissal order, and waive Defendants right to attorneys fees under the Court’s fee award. The United States has given its consent to the dismissal with prejudice and the payment of legal fees. The settlement was presented to the Bankruptcy Court for approval and dismissal of all claims alleged by Finney on November 1, 2006. The settlement was approved by the Bankruptcy Court on November 9, 2006, whereafter the parties filed the joint motion to dismiss Finney’s appeal with the Second Circuit. Following the dismissal of Finney’s appeal by the Second Circuit, the $350,000 payment of attorneys fees will be made from funds reserved under Old NextWave Wireless’s chapter 11 plan for the payment of administrative claims and other expenses and, therefore, does not have any impact on NextWave’s consolidated balance sheets or consolidated statements of operations.

Other Disputes

NextWave currently is a party to various other legal proceedings that arise in the ordinary course of NextWave’s business. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on NextWave’s financial position, cash flows or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. For example, NextWave is currently engaged in a dispute relating to a lease of EBS spectrum covering approximately 1 million POPs in the Tom’s River, New Jersey geographic area. The lessor has claimed that NextWave is in breach of the terms of the lease and has also claimed that the lease has been terminated. While NextWave believes these claims are without merit, any adverse resolution would not have a material adverse effect on NextWave’s business, results of operations or financial condition.

7.  Equity Compensation Plans

NextWave Wireless LLC 2005 Units Plan

NextWave’s 2005 Units Plan provides for the issuance of nonqualified unit options, or restricted, performance-based, bonus, phantom or other unit-based awards to board managers, employees and consultants to NextWave. Each common unit represents one membership interest in NextWave. The prices, terms and conditions of the options and awards are established by the compensation committee of the board of managers at the time of each grant. Outstanding options generally vest over four years and have a maximum term of 10 years. In June 2006, the NextWave board of managers and members holding a majority of NextWave’s membership interests approved an amendment to the plan to provide an additional 20.0 million interests for awards under the plan. At September 30, 2006, NextWave may issue up to 73,647,000 membership units under this plan, of which 59,551,000 are granted and outstanding options and 14,096,000 are available for future grants.

The following table summarizes the status of the NextWave plan at September 30, 2006 and activity during the nine months ended September 30, 2006:

	Options (in thousands)	Weighted Average Exercise Price per Unit	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	37,383	$1.00
Granted	25,418	$1.00
Exercised	(1,353)	$1.00
Forfeited	(1,897)	$1.00
Outstanding at September 30, 2006	59,551	$1.00	9.0	$—
Exercisable at September 30, 2006	59,551	$1.00	9.0	$—

The following table summarizes the status of NextWave’s unvested options as of September 30, 2006 and changes during the nine months ended September 30, 2006:

	Options (in thousands)	Weighted Average Grant Date Fair Value per Unit
Unvested at December 31, 2005	31,310	$	—(1)
Granted	25,418		$0.37
Vested	(13,147)		$0.12(1)
Forfeited	(1,839)		$0.06(1)
Early exercise of unvested options	(35)		$0.17(1)
Unvested at September 30, 2006	41,707		$0.18(1)

________________
(1)
The weighted average grant date fair value per unit includes options granted prior to January 1, 2006 which have no grant date fair value assigned as NextWave has adopted the provisions of FAS 123R using the prospective transition method, whereby it continues to account for unvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply FAS 123R to all awards granted or modified after that date.

NextWave received cash from the exercise of stock options under this plan of $1.4 million, with no related tax benefits, during the nine months ended September 30, 2006. Upon option exercises under this plan, NextWave issues new NextWave Wireless LLC membership interests.

CYGNUS Communications, Inc. 2004 Stock Option Plan

The CYGNUS 2004 Stock Option Plan provides for the granting of stock options to eligible employees, directors and consultants of CYGNUS. The prices, terms and conditions of the options are determined by the board of directors of CYGNUS at the time of each grant. Outstanding options generally vest over four years and have a maximum term of 10 years. At September 30, 2006, CYGNUS may issue up to 8,523,000 shares of common stock of CYGNUS under this plan, of which 6,629,000 are granted and outstanding options and 1,894,000 are available for future grants.

The following table summarizes the status of the CYGNUS plan at September 30, 2006 and activity during the nine months ended September 30, 2006:

	Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	7,465	$0.11
Granted	30	$0.31
Exercised	(257)	$0.10
Forfeited	(609)	$0.11
Outstanding at September 30, 2006	6,629	$0.11	5.9	$1,277
Exercisable at September 30, 2006	4,863	$0.11	6.2	$930

The following table summarizes the status of CYGNUS’ unvested options as of September 30, 2006 and changes during the nine months ended September 30, 2006:

	Options (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2005	5,963	$	—(1)
Granted	30		$0.13
Vested	(1,821)	$	—(1)
Forfeited	(601)	$	—(1)
Unvested at September 30, 2006	3,571	$	—(1)

___________________
(1)
The weighted average grant date fair value per share includes options granted prior to January 1, 2006 which have no grant date fair value assigned as NextWave has adopted the provisions of FAS 123R using the prospective transition method, whereby it continues to account for unvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply FAS 123R to all awards granted or modified after that date.

NextWave received cash from the exercise of stock options under this plan of $26,000, with no related tax benefits during the nine months ended September 30, 2006. Upon option exercises under this plan, NextWave issues new shares of CYGNUS stock. The CYGNUS 2004 Stock Option Plan was amended in February 2006 to provide for the conversion of each CYGNUS option into .30584 shares of NextWave common stock upon the occurrence of a conversion event which includes the U.S. Securities and Exchange Commission’s declaration of a Form 10 effective in conjunction with an effective listing on a public securities exchange, or the sale, public offering or liquidation of NextWave ownership interests. At the time of conversion, the exchange will be accounted for as a modification under SFAS 123R and could result in additional compensation expense.

PacketVideo 2005 Equity Incentive Plan

The PacketVideo 2005 Equity Incentive Plan provides for the issuance of stock options, stock bonuses or restricted stock to employees, directors and consultants of PacketVideo or its affiliates. Outstanding options generally vest over four years, and have a maximum term of 10 years. In September 2006, the PacketVideo board of directors approved an amendment to the plan to provide an additional 1,750,000 shares for awards under the plan. At September 30, 2006, PacketVideo may issue up to 11,000,000 shares of common stock of PacketVideo under this plan, of which 9,103,000 are granted and outstanding options and 1,897,000 are available for future grants.

The following table summarizes the status of the PacketVideo plan at September 30, 2006 and activity during the nine months ended September 30, 2006:

	Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	8,225	$1.00
Granted	1,145	$1.00
Forfeited	(267)	$1.00
Outstanding at September 30, 2006	9,103	$1.00	5.9	$—
Exercisable at September 30, 2006	2,337	$1.00	5.8	$—

The following table summarizes the status of PacketVideo’s unvested options as of September 30, 2006 and changes during the nine months ended September 30, 2006:

	Options (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2005	8,225	$	—(1)
Granted	1,145		$0.42
Vested	(2,314)	$	—(1)
Forfeited	(267)		$0.03(1)
Unvested at September 30, 2006	6,789		$0.07(1)

_____________________
(1)   The weighted average grant date fair value per share includes options granted prior to January 1, 2006 which have no grant date fair value assigned as NextWave has adopted the provisions of FAS 123R using the prospective transition method, whereby it continues to account for unvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply FAS 123R to all awards granted or modified after that date.

There were no exercises of stock options under this plan during the nine months ended September 30, 2006. Upon option exercises under this plan, NextWave issues new shares of PacketVideo stock. Upon consummation of a public offering of common stock by NextWave using a Form S-1 or replacement form registration statement, each outstanding option will be converted into an equivalent option to purchase shares of common stock to be issued by NextWave, subject to any conversion ratios. At the time of conversion, the exchange will be accounted for as a modification under SFAS 123R and could result in additional compensation expense.

Non-Employee Unit-Based Compensation

In July 2006, NextWave issued options to purchase 1,000,000 membership interests of NextWave from its 2005 Units Plan to the chairman of its Technical Developments Steering Committee, a technical advisor, at an exercise price of $1.00 per membership interest. The Steering Committee was established to advise NextWave on its technology strategy and to assist in the research, development and analysis of NextWave’s technology. At September 30, 2006, 42,000 of the options were vested and the remaining 958,000 options vest in equal monthly installments through July 2010. Stock-based compensation expense related to these options was measured using the fair value method as prescribed by SFAS No. 123(R) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and totaled $11,000 during the three and nine months ended September 30, 2006. The fair value assigned to the vested options was estimated at the date of vesting and, for the unvested options, at September 30, 2006, using the Black-Scholes option-pricing model based on the following weighted average assumptions: contractual option term of eight years, expected volatility of 50%, expected dividend yield of zero and a risk-free rate of 4.64%, resulting in a weighted average fair value of $0.60 per option. The fair value of the unvested options will be remeasured at the end of each reporting period until vested, when the final fair value of each vested increment is determined. Unamortized estimated stock-based compensation totaled $0.6 million at September 30, 2006, and will be charged to the results of operations with an offsetting increase to membership interests in the consolidated balance sheet over the remaining vesting periods. No options were exercised during the nine months ended September 30, 2006, and all of the options expire in July 2016.

Under a related Subscription Agreement, the technical advisor purchased 1,000,000 restricted membership interests in July 2006 for $1.00 per membership interest. NextWave has the right to repurchase these interests at $1.00 per membership interest. This right lapses in equal monthly amounts through July 2010 while the technical advisor continues to provide services under the Steering Committee Agreement. If the Steering Committee Agreement is terminated, no further lapse of the repurchase rights will occur, provided that if NextWave terminates the Steering Committee Agreement, other that for material breach by the advisor, the right of repurchase will lapse in twelve monthly installments from the respective termination date. At September 30, 2006, NextWave had the right to repurchase 958,000 of the interests and 42,000 of the repurchase rights had lapsed. Stock-based compensation expense related to these restricted interests was measured using the fair value method as prescribed by SFAS No. 123(R) and EITF 96-18, and totaled $21,000 during the three and nine months ended September 30, 2006. The fair value assigned to the restricted interests was estimated at the date the repurchase rights lapsed and, for the interests still subject to repurchase, at September 30, 2006, using the Black-Scholes option-pricing model based on the following weighted average assumptions: contractual option term of two years, expected volatility of 50%, expected dividend yield of zero and a risk-free rate of 4.61%, resulting in a weighted average fair value of $0.29 per interest. The fair value of the interests still subject to repurchase will be remeasured at the end of each reporting period until the repurchase rights lapse, when the final fair value of each monthly increment is determined. Unamortized estimated stock-based compensation totaled $0.3 million at September 30, 2006, and will be charged to the results of operations with an offsetting increase to membership interests in the consolidated balance sheet over the remaining periods in which the repurchase rights lapse. No restricted interests were repurchased during the nine months ended September 30, 2006.

In September 2005, NextWave issued warrants to purchase 3,000,000 membership interests of NextWave to Station 4, LLC, a strategic advisor, at an exercise price of $1.00 per membership interest. At September 30, 2006, 2,000,000 of the warrants were vested and the remaining 1,000,000 warrants vest on September 1, 2007. Stock-based compensation expense related to these warrants was measured using the fair value method as prescribed by SFAS No. 123(R) and EITF 96-18, and totaled $0.1 million and $0.3 million during the three and nine months ended September 30, 2006. The fair value assigned to the vested increments of this warrant was estimated at the date of vesting and, for the unvested increments, at September 30, 2006, using the Black-Scholes option-pricing model based on the following weighted average assumptions: contractual option term of 4.0 years, expected volatility of 50%, expected dividend yield of zero and a risk-free rate of 4.46%, resulting in a weighted average fair value of $0.44 per warrant unit. The fair value of the unvested increments will be remeasured at the end of each reporting period until vested, when the final fair value of the vesting increment is determined. Unamortized estimated stock-based compensation totaled $0.4 million at September 30, 2006, and will be charged to the results of operations with an offsetting increase to membership interests in the consolidated balance sheet over the remaining vesting periods. No warrants were exercised during the nine months ended September 30, 2006, and all of the warrants expire on September 1, 2010.

Under a related advisory services agreement, the advisor earned warrant exercise credits of $416,665 on January 15, 2006, and continues to earn $83,333 on the first day of each month thereafter, through the date of expiration of the agreement in September 2008. The warrant exercise credits are earned based on the passage of time during which the services agreement is in effect, and as of September 30, 2006, $1.1 million credits were earned. The warrant exercise credits are not payable in cash under any circumstances and may be used only as credits against the exercise price of the warrants when the advisor elects to exercise the warrants. If the warrant does not vest because the advisory services agreement has been terminated, the advisor will lose any warrant exercise credits that cannot be applied to exercise vested warrants. The warrants will be exercisable for shares of common stock of NextWave Wireless Inc. following the corporate conversion merger. During the three and nine months ended September 30, 2006, expense related to the warrant exercise credits totaled $0.3 million and $0.8 million, respectively. Unamortized expense totaled $1.9 million at September 30, 2006, and will be charged to the results of operations with an offsetting increase to membership interests in the consolidated balance sheet over the remaining vesting periods. Under the agreement, in the event that the advisor makes a significant contribution to a transaction in which NextWave acquires the use of a substantial amount of certain types of spectrum as specified in the agreement, NextWave would issue to the advisor 5,000,000 in membership interests upon the completion of such transaction.

8.  Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the nine months ended September 30, 2006 and for the period from inception (April 13, 2005) to September 30, 2005 is as follows:

(in thousands)	Nine Months Ended September 30, 2006	Inception (April 13, 2005) to September 30, 2005
Cash paid for taxes	$109	$145
Cash paid for interest	—	—
Noncash investing and financing activities:
Fair value of warrants issued in connection with the issuance of 7% Senior Secured Notes	24,600	—
Wireless spectrum licenses acquired with lease obligations	2,478	—
Membership interests issued for business acquisitions	1,558	—

9.  Subsequent Events

Corporate Conversion Merger

On November 13, 2006, NextWave completed a corporate conversion merger, whereby a wholly-owned subsidiary of NextWave Wireless Inc. was merged with and into NextWave Wireless LLC. As a result of the merger, NextWave Wireless LLC became a wholly-owned subsidiary of NextWave Wireless Inc. Under the terms of the merger agreement, NextWave Wireless Inc. issued shares of its common stock to holders of NextWave Wireless LLC’s membership units in exchange for all of the outstanding membership units of NextWave Wireless LLC, with NextWave Wireless LLC unitholders receiving one share of NextWave Wireless Inc. common stock for each six membership units of NextWave Wireless LLC that they held. The corporate conversion merger was approved by a majority in interest of the holders of NextWave Wireless LLC membership units.

On November 13, 2006, in connection with the corporate conversion merger, NextWave Wireless Inc. assumed the obligations under the NextWave 2005 Units Plan and the CYGNUS 2004 Stock Option Plan. As a result, options to purchase NextWave Wireless LLC membership interests under the NextWave Plan were converted into options to purchase shares of common stock of NextWave Wireless Inc., subject to an exchange ratio of one share of NextWave Wireless Inc. common stock for six NextWave Wireless LLC membership interests. Options to purchase CYGNUS common stock under the CYGNUS Plan were converted into options to purchase shares of common stock of NextWave Wireless Inc., subject to an adjustment to account for the six-to-one exchange ratio of the corporate conversion merger. Upon consummation of a public offering of common stock by NextWave using a Form S-1 or replacement form registration statement, each outstanding option under the PacketVideo 2005 Equity Incentive Plan will be converted into an equivalent option to purchase .16667 shares of common stock of NextWave Wireless Inc.

As of September 30, 2006, none of the membership units reported in these financial statements have been converted.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period from inception (April 13, 2005) to December 31, 2005 contained in our Amended Form S-4 filed with the Securities and Exchange Commission on November 7, 2006.

OVERVIEW

Corporate Conversion Merger

In order to convert NextWave Wireless LLC into a corporate form, the Board of Managers and a majority in interest of the holders of NextWave Wireless LLC membership units approved the merger of NextWave Wireless LLC with a wholly owned subsidiary of a newly formed Delaware corporation, NextWave Wireless Inc. On November 13, 2006, the corporate conversion merger was completed and NextWave Wireless LLC became a wholly-owned subsidiary of NextWave Wireless Inc. Under the terms of the merger agreement, NextWave Wireless Inc. issued shares of its common stock to holders of NextWave Wireless LLC’s membership units in exchange for all of the outstanding membership units of NextWave Wireless LLC, with NextWave Wireless LLC unitholders receiving one share of NextWave Wireless Inc. common stock for every six membership units of NextWave Wireless LLC that they held. Following the corporate conversion merger, NextWave Wireless LLC’s obligation to file periodic reports under the Securities Exchange Act of 1934 was suspended, and NextWave Wireless Inc. became the successor to NextWave Wireless LLC for SEC reporting purposes.

Inception of NextWave Wireless LLC

NextWave Wireless Inc. (“Old NextWave Wireless”) was formed in 1996 as a wholly-owned subsidiary of NextWave Telecom Inc. (“NTI”) which sought to develop a nationwide CDMA-based personal communication services (“PCS”) network. Pursuant to the plan of reorganization of NTI and its subsidiaries, NTI and its subsidiaries, excluding Old NextWave Wireless, were sold to Verizon Wireless for approximately $3.0 billion. Prior to this sale, on April 13, 2005, the NextWave Telecom Group abandoned substantially all of its PCS assets other than the spectrum licenses and all remaining non-PCS assets and liabilities were contributed to Old NextWave Wireless. Immediately thereafter, membership interests in NextWave Wireless LLC (together with its subsidiaries, “NextWave”) were distributed to the NTI equity holders and Old NextWave Wireless was capitalized with $550.0 million in cash. Through this process, Old NextWave Wireless was reconstituted as a company with a new capitalization and a new wireless technology business plan.

Our Business

We are an early stage wireless technology company engaged in the development of next-generation mobile broadband and wireless multimedia products, technologies and services. At present, nearly all of our revenues are derived from the sale of device embedded multimedia software solutions by our PacketVideo subsidiary, which was acquired in July 2005. While we expect to continue to grow and expand our multimedia software business, we expect that, following the development of our WiMAX products and technologies, the majority of our revenues will ultimately be derived from the sale and licensing of our WiMAX compliant chipsets, network components and device technologies to network infrastructure and mobile terminal manufacturers on a global basis.

Our revenues for the third quarter and first nine months of 2006 totaled $8.1 million and $22.1 million, respectively, compared to revenues of $1.2 million and $1.4 million that was recognized during the third quarter of 2005 and the period from inception (April 13, 2005) to September 30, 2005, respectively. Our net losses for the third quarter and first nine months of 2006 totaled $31.3 million and $65.5 million, respectively, compared to our net losses for the third quarter of 2005 and the period from inception (April 13, 2005) to September 30, 2005 which totaled $16.7 million and $19.6 million, respectively. Our net losses for the third quarter and first nine months of 2006 included $0.9 million and $3.5 million, respectively, of stock-based compensation expense related to the adoption of SFAS 123R on January 1, 2006 and non-employee stock based compensation.

At present, the majority of our employees are assigned to the Advanced Technology Group and are directly engaged in the design, development, and commercialization of a suite of WiMAX compliant products, including 802.16e compliant digital baseband ASICs and multi-band RFICs, software defined radio platforms, base station channel card reference designs and innovative terminal device reference designs. Our development team is also focused on developing technologies such as advanced antenna systems and advanced cognitive radios that we believe will help stimulate sales of our suite of WiMAX compliant products. All of our WiMAX semiconductor product and technologies are in an early stage of development.

To conserve capital we intend to outsource the production of our semiconductors to third-party chip manufacturers that can rapidly scale production volumes to meet our future needs. We plan to license our reference designs to third party vendors. By adopting this approach, we will be able to continue investing in the research and development needed over the next several years to fully commercialize our WiMAX technologies and semiconductor designs. Although we expect most of our WiMAX semiconductors and products to incorporate the proprietary, performance improving technologies we are currently developing, we intend our products to be WiMAX Forum certified to ensure full interoperability with WiMAX certified products and systems being developed by other companies.

The success of our WiMAX semiconductor and product business will be reliant on market acceptance of WiMAX as a competitive wireless broadband technology and on our ability to differentiate our WiMAX products from those offered by competitors. To help accelerate global market adoption of WiMAX and to showcase the competitive strength of our WiMAX mobile broadband and wireless multimedia products, we intend to make our significant spectrum holdings available to Internet service providers, cable operators, satellite television companies, content developers, existing wireless service providers and other companies interested in funding, on a shared network basis, the deployment of WiMAX networks that utilize our WiMAX mobile broadband and wireless multimedia technologies. We expect these shared networks, which will operate on our spectrum, to represent a major opportunity for us to sell our WiMAX certified semiconductors and products.

Our PacketVideo subsidiary supplies device embedded multimedia software to many of the largest manufacturers of high-end mobile phones in the world including LGE, Motorola, Nokia and Samsung. PacketVideo’s software enables a mobile handset to stream, download, and play video and music, receive live TV, or engage in two way video telephony. PacketVideo’s continued growth will be reliant on its ability to continue offering superior software solutions to its customers and on the continued growth of the global market for high-end mobile phones and other converged devices. PacketVideo’s revenues are currently generated from royalties associated with the licensing of its software products and by providing its customers with customized software development services on a contract basis. During the first nine months of 2006, 68% of PacketVideo’s revenues were royalty based. We expect this percentage to increase over time based on the anticipated growth in the global market for devices having multimedia capabilities.

Change in Fiscal Year End

Our Board of Managers approved a change, effective January 1, 2006, in our fiscal year end and quarterly reporting periods from quarterly calendar periods ending on December 31 to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2006 will be a 52-week year and the first 53-week year will occur in 2009. The three and nine month periods ended September 30, 2006 include 13 and 39 weeks, respectively.

Third Quarter of 2006 Compared to Third Quarter of 2005

Revenues. Revenues for the third quarter of 2006 were $8.1 million, compared to $1.2 million for 2005.

Revenues from royalties for the third quarter of 2006 were $5.6 million compared to none for 2005, an increase of $5.6 million. This increase resulted from unit sales growth and market penetration of mobile subscriber services by PacketVideo’s customer base, which includes wireless operators and device manufacturers. Additionally, any royalty revenues reported by PacketVideo licensees during the period from our acquisition in July 2005 to September 30, 2005, were not recognizable by us under EITF 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” as these represented royalties on customer revenues that were generated prior to our acquisition of PacketVideo.

Revenues from contract services for the third quarter of 2006 were $2.5 million compared to $1.2 million for 2005, an increase of $1.3 million. Higher contract revenues from our PacketVideo subsidiary primarily accounted for this increase which resulted from growth in technology development contracts, addressing an increasing number of wireless devices.

In general, the financial consideration received from wireless carriers and mobile phone and device manufacturers is derived from a combination of technology development contracts and royalties.

Since our inception in April 2005, substantially all of our revenues have been generated by our PacketVideo subsidiary, which we acquired in July 2005. We believe that PacketVideo will continue to account for a substantial portion of our revenues until we complete the development and commercialization of our wireless broadband products and technologies by the Advanced Technology Group of NextWave. Following the development and commercialization of our wireless broadband products and technologies, we believe that the sale or licensing of our proprietary chipsets, network components and device technologies will become an additional source of recurring revenue for us.

We expect that future revenues will be affected by, among other things, new product and service introductions, competitive conditions, customer marketing budgets for introduction of new subscriber products, the rate of expansion of our customer base, price increases, subscriber device life cycles, demand for wireless data services and acquisitions or dispositions of businesses or product lines.

Cost of Revenues. Cost of revenues for the third quarter of 2006 were $4.6 million compared to $1.9 million for 2005, an increase of $2.7 million.

Cost of revenues for our PacketVideo subsidiary for the third quarter 2006 were $4.6 million compared to $1.8 million for 2005 and included $0.4 million and $0.3 million, respectively, of amortization expense for the purchase of intangible assets related to the acquisition of PacketVideo. The increase is due to the growth in contract service revenues.

Cost of revenues includes direct engineering labor expenses, allocated overhead costs and other direct costs related to the execution of technology development contracts as well as costs associated with offshore development contract costs, amortization of acquired software and other costs.

We believe that cost of revenues as a percentage of revenue for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, changes in average selling prices, and our ability to make productivity improvements.

Engineering, Research and Development. Engineering, research and development expenses for the third quarter of 2006 were $11.5 million compared to $5.1 million for 2005, an increase of $6.4 million.

Costs for the internal and external development of our wireless broadband products and technologies, including our chipsets, for the third quarter of 2006 were $9.0 million compared to $4.2 million for 2005, an increase of $4.8 million which is due primarily to an increase in engineers assigned to the Advanced Technology Group of NextWave.

Costs for the internal and external development of our PacketVideo software for the third quarter of 2006 were $2.5 million compared to $0.9 million for 2005, an increase of $1.6 million, which is due primarily to 2006 acquisitions.

Share-based compensation for the third quarter of 2006 totaled $0.5 million.

Largely due to our planned increase in engineering personnel to further our WiMAX technology development initiatives, we expect our engineering, research and development expenses to increase over the next twelve months.

General and Administrative. General and administrative expenses for the third quarter of 2006 were $14.9 million compared to $6.6 million for 2005, an increase of $8.3 million.

PacketVideo and NextWave accounted for $1.0 million and $7.3 million of the increase, respectively. The increases are comprised primarily of increased spending for compensation and associated costs of general and administrative personnel of $5.8 million, professional fees of $1.7 million, share-based compensation of $0.4 million, and losses incurred by our strategic investment of $0.4 million. In addition to our principal executive offices in San Diego, California, we maintain significant operating facilities in Henderson, Nevada.

We expect that general and administrative costs will increase in absolute terms as we hire additional personnel and incur costs related to the anticipated growth of our business and our operations as a public company. As our business continues to grow, we expect to incur increased expenses from the addition of general and administrative personnel. We also expect an increase in our general and administrative expenses to occur as a result of our efforts to develop and protect intellectual property rights, including expenses associated with the identification and documentation of intellectual property, and the preparation and prosecution of patent applications. In addition, we expect our general and administrative expenses to increase as we incur additional expenses associated with being a publicly traded company, including expenses associated with comprehensively analyzing, documenting and testing our system of internal controls and maintaining our disclosure controls and procedures as a result of the regulatory requirements of the Sarbanes-Oxley Act.

Sales and Marketing. Sales and marketing expenses for the third quarter of 2006 were $3.0 million compared to $1.2 million for 2005, an increase of $1.8 million.

PacketVideo and NextWave accounted for $1.2 million and $0.6 million of the increase, respectively. The increases are comprised primarily of increased spending for compensation and associated costs for marketing and sales personnel of $1.6 million, share-based compensation of $0.1 million, and expenses associated with marketing and promotional activities of $0.1 million.

We expect sales and marketing expenses to increase in absolute terms with the growth of our business, primarily from our PacketVideo business, in the upcoming year. Additionally, as we achieve full commercial deployment of our wireless broadband technologies and products, we will increase sales and marketing expenses both in absolute terms, and as a percentage of revenues at NextWave Broadband.

Purchased In-Process Research and Development Costs. In conjunction with our acquisition of PacketVideo in July 2005, we purchased in-process research and development projects valued at $6.6 million that were expensed upon the date of acquisition.

Interest Income. Interest income for the third quarter of 2006 was $3.4 million compared to $3.9 million for 2005, a decrease of $0.5 million, and consisted of interest earned during the respective periods on our unrestricted and restricted cash and investment balances, which totaled $299.0 million and $492.6 million at September 30, 2006 and 2005, respectively.

Interest income in the future will be affected by changes in short-term interest rates and changes in our cash and investment balances, which may be materially impacted by development plans, acquisitions and other financial activities.

Interest Expense. Interest expense for the third quarter of 2006 was $9.0 million compared to $0.4 million for 2005, an increase of $8.6 million which resulted from our issuance of $350.0 million in principal amount of 7% Senior Secured Notes in July 2006.

Our interest expense will increase during the remainder of 2006 and in 2007 due to the accrual of interest on our 7% Senior Secured Notes, amortization of the discount and debt issue costs related to our 7% Senior Secured Notes and interest accreted on our newly acquired spectrum lease liabilities.

Provision for Income Taxes. NextWave Wireless LLC is classified as a partnership for U.S. federal and state income tax purposes. Therefore, its income is not subject to federal or state income tax at the entity level. Its income passes through to its members, where it is subject to income tax at the member level. Our corporate subsidiaries or controlled corporations are subject to federal, state and foreign income taxes on corporations.

During the third quarter of 2006 substantially all of these corporate subsidiaries and controlled corporations all had net losses for tax purposes, and, therefore, no material income tax provision or benefit was recognized during the third quarter of 2006. Our income tax provision of $0.1 million for the third quarter of 2005 is comprised of foreign withholding tax on royalty payments received from PacketVideo customers.

Minority Interest. Minority interest for the third quarter of 2006 was $0.3 million compared to $7,000 for 2005. Minority interest in 2006 primarily represents our minority partner’s share of losses in our INQUAM joint venture formed in January 2006.

First Nine Months of Fiscal 2006 Compared to the Period From Inception (April 13, 2005) to September 30, 2005

Revenues. Revenues for the first nine months of 2006 were $22.1 million compared to $1.4 million for the period from inception (April 13, 2005) to September 30, 2005, an increase of $20.7 million.

Revenues from royalties for the first nine months of 2006 were $15.0 million compared to none for the period from inception (April 13, 2005) to September 30, 2005, an increase of $15.0 million. This increase resulted from unit sales growth and market penetration of mobile subscriber services by PacketVideo’s customer base, which includes wireless operators and device manufacturers, in addition to the inclusion of PacketVideo’s revenues for a full nine months in 2006. Additionally, any royalty revenues reported by PacketVideo licensees during the period from our acquisition in July 2005 to September 30, 2005, were not recognizable by us under EITF 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” as these represented royalties on customer revenues that were generated prior to our acquisition of PacketVideo.

Revenues from contract services for the first nine months of 2006 were $7.0 million compared to $1.3 million for the period from inception (April 13, 2005) to September 30, 2005, an increase of $5.7 million. Higher contract revenues from our PacketVideo subsidiary primarily accounted for this increase, which resulted from growth in technology development contracts, addressing an increasing number of wireless devices, in addition to the inclusion of PacketVideo’s revenues for a full nine months in 2006.

Cost of Revenues. Cost of revenues for the first nine months of 2006 were $10.5 million compared to $2.0 million for the period from inception (April 13, 2005) to September 30, 2005, an increase of $8.5 million.

Cost of revenues for our PacketVideo subsidiary for the first nine months of 2006 were $10.5 million compared to $1.8 million for the period from inception (April 13, 2005) to September 30, 2005 and included $1.1 million and $0.3 million, respectively, of amortization expense for the purchase of intangible assets related to the acquisition of PacketVideo. The remainder of the increase is due to growth in contract services revenue.

Engineering, Research and Development. Engineering, research and development expenses for the first nine months of 2006 were $34.3 million compared to $8.0 million for 2005, an increase of $26.3 million.

Costs for the internal and external development of our wireless broadband products and technologies, including our chipsets, for the first nine months of 2006 were $28.2 million compared to $7.1 million for the period from inception (April 13, 2005) to September 30, 2005, an increase of $21.1 million which is due primarily to the expansion of the engineering development organization.

Costs for the internal and external development of our PacketVideo software for the first nine months of 2006 were $6.1 million compared to $0.9 million for the period from inception (April 13, 2005) to September 30, 2005, an increase of $5.2 million, which is due primarily to the inclusion of expenses for a full nine months in 2006, 2006 acquisitions and an increase in headcount in the engineering development organization.

Share-based compensation for the first nine months of 2006 totaled $1.3 million.

General and Administrative. General and administrative expenses for the first nine months of 2006 were $35.5 million compared to $9.9 million for the period from inception (April 13, 2005) to September 30, 2005, an increase of $25.6 million.

PacketVideo and NextWave accounted for $2.7 million and $22.9 million of the increase, respectively. These increases are comprised primarily of increased spending for compensation and associated costs of general and administrative personnel of $18.1 million, professional fees of $3.7 million, losses incurred by our strategic investment of $1.0 million, amortization of intangible assets of $0.8 million, and share-based compensation of $2.0 million.

Sales and Marketing. Sales and marketing expenses for the first nine months of 2006 were $7.1 million compared to $1.2 million for the period from inception (April 13, 2005) to September 30, 2005, an increase of $5.9 million.

PacketVideo and NextWave accounted for $4.5 million and $1.4 million of the increase, respectively. The increases are comprised primarily of increased spending for compensation and associated costs for marketing and sales personnel of $5.1 million, share-based compensation of $0.2 million, expenses associated with marketing and promotional activities of $0.3 million, and amortization expenses related to intangible assets of $0.3 million.

Purchased In-Process Research and Development Costs. In conjunction with one of our immaterial acquisitions during 2006 and our acquisition of PacketVideo in 2005, we purchased in-process research and development projects valued at $1.6 million and $6.6 million, respectively, that were expensed upon the date of acquisition.

Interest Income. Interest income for the first nine months of 2006 was $9.8 million compared to $7.4 million for the period from inception (April 13, 2005) to September 30, 2005, an increase of $2.4 million, and consisted of interest earned during the respective periods on our unrestricted and restricted cash and investment balances, which totaled $299.0 million and $492.6 million at September 30, 2006 and 2005, respectively.

Interest Expense. Interest expense for the first nine months of 2006 was $9.7 million compared to $0.7 million for the period from inception (April 13, 2005) to September 30, 2005, an increase of $9.0 million. Our issuance of $350.0 million in principal amount of 7% Senior Secured Notes in July 2006 accounted for $8.6 million of the increase. The remainder of the increase of $0.4 million consists primarily of the accretion of discounted wireless spectrum license lease liabilities acquired in 2006.

Provision for Income Taxes. During the first nine months of 2006, substantially all of these corporate subsidiaries and controlled corporations had net losses for tax purposes, and, therefore, no income tax provision was recognized during the first nine months of 2006. Our income tax benefit of $0.1 million for the first nine months of 2006 is comprised primarily of a reversal of an accrual for federal personal holding company taxes for NextWave Broadband Inc. which is partially offset by foreign withholding tax on royalty payments received from PacketVideo customers. Our income tax provision of $0.1 million for the period from inception (April 13, 2005) to September 30, 2005 is comprised of foreign withholding tax on royalty payments received from PacketVideo customers.

Minority Interest. Minority interest for the first nine months of 2006 was $1.1 million compared to $7,000 for the period from inception (April 13, 2005) to September 30, 2005. Minority interest in 2006 primarily represents our minority partner’s share of losses in our INQUAM joint venture formed in January 2006.

Liquidity And Capital Resources

Since our inception (April 13, 2005), we have incurred operating losses and negative cash flows and had a retained deficit of $49.2 million at December 31, 2005, consisting of $34.8 million and $14.4 million from NextWave and PacketVideo, respectively. We have funded our operations primarily with the $550.0 million in cash received in our initial capitalization. Our total cash, cash equivalents and short-term investments at December 31, 2005 were $459.2 million. Cash and cash equivalents were $93.6 million at December 31, 2005, consisting of $92.1 million and $1.5 million at NextWave and PacketVideo, respectively, a decrease of $461.5 million from our inception balance of $555.1 million at April 13, 2005. Of this decrease, $365.6 million is the result of our investment in liquid marketable securities that offered a more favorable investment return than if held in cash. We held short-term investments of $365.6 million at December 31, 2005.

During the three and nine months ended September 30, 2006, we incurred operating losses of $25.9 million and $67.0 million, respectively, and our retained deficit at September 30, 2006 totaled $111.5 million, consisting of $91.6 million and $19.9 million, from NextWave and PacketVideo, respectively. Our total unrestricted and restricted cash, cash equivalents and investments at September 30, 2006 were $299.0 million. The following table presents working capital, cash, unrestricted and restricted cash equivalents and investments:

(in thousands)	September 30, 2006	Increase (Decrease) for the Three Months Ended September 30, 2006	Increase (Decrease) for the Nine Months Ended September 30, 2006	July 1, 2006	December 31, 2005
Working capital	$351,877	$16,920	$(104,541)	$334,957	$456,418
Cash and cash equivalents	25,371	(5,272)	(68,278)	30,643	93,649
Short-term investments	196,801	(112,993)	(168,781)	309,794	365,582
Restricted investments	76,792	76,792	76,792	—	—
Total unrestricted and restricted cash, cash equivalents and investments	$298,964	$(41,473)	$(160,267)	$340,437	$459,231

The following table presents our utilization of cash, cash equivalents and short-term investments for the three and nine months ended September 30, 2006 compared to the period from inception (April 13, 2005) to September 30, 2005:

(in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,	Inception (April 13, 2005) to September 30,
	2006	2006	2005
Beginning unrestricted and restricted cash, cash equivalents and investments	$340,437	$459,231	$555,099
Cash paid for business combinations, net of cash acquired	(75)	(4,950)	(46,621)
Cash paid for acquisition of wireless spectrum licenses and subsequent lease obligations	(317,615)	(400,049)	(50)
Proceeds from long-term obligations, net of costs to issue	295,098	295,098	—
Cash used by Inquam Broadband Ltd joint venture, net of cash investment from joint venture partner	(328)	(961)	—
Cash used in all other operating activities	(16,794)	(38,464)	(12,415)
Acquisition of property and equipment	(3,833)	(10,990)	(3,474)
Proceeds from the sale of membership interests and subsidiary common stock	2,049	2,379	—
Other, net	(25)	(2,330)	(11)
Ending unrestricted and restricted cash, cash equivalents and investments	$298,964	$298,964	$492,528

The decrease in unrestricted and restricted cash, cash equivalents and investments of $41.5 million during the three months ended September 30, 2006, primarily reflects cash used in operating activities of $17.4 million, consisting of $15.6 million used by NextWave and our joint venture and $1.8 million used by PacketVideo, $317.6 million paid for wireless spectrum licenses and subsequent lease obligations, and $3.8 million paid for capital expenditures. These uses of cash were partially offset by the net proceeds from the issuance of our 7% Senior Secured Notes of $295.1 million and proceeds from the sale of membership interests and subsidiary common stock of $2.0 million.

The decrease in unrestricted and restricted cash, cash equivalents and investments of $160.3 million during the nine months ended September 30, 2006, primarily reflects cash used in operating activities of $40.6 million, consisting of $38.4 million used by NextWave and our joint venture, and $2.2 million used by PacketVideo, $5.0 million paid to acquire businesses and $400.0 million paid for wireless spectrum licenses and subsequent lease obligations, and $11.0 million paid for capital expenditures. These uses of cash were partially offset by the net proceeds from the issuance of our 7% Senior Secured Notes of $295.1 million and proceeds from the sale of membership interests and subsidiary common stock of $2.4 million.

The decrease in unrestricted and restricted cash, cash equivalents and investments of $62.5 million during the period from inception (April 13, 2005) to September 30, 2005, primarily reflects the use of $46.6 million for business acquisitions, $12.4 million for operating activities and $3.5 million paid for capital expenditures.

In August 2006, we acquired WCS Wireless Inc., which holds spectrum covering 188.8 million persons, or POPs, in the central, western, and northeastern United States, for $160.5 million. The acquisition agreement provides that $8.0 million of the sale proceeds would be deposited into an escrow fund to cover liabilities resulting from breaches of representations and warranties, breaches of covenants and certain pre-closing tax losses. The escrow fund will remain in place until February 2007. The $160.5 million purchase price for WCS was funded with a portion of the proceeds from our recently completed 7% Senior Secured Notes financing. Wireless licenses that are purchased from third parties or in spectrum auctions held by the FCC are initially recorded at fair value, which is the purchase price paid for the license at the time of acquisition plus legal costs incurred to acquire the intangible asset. NextWave has determined that its WCS wireless spectrum licenses meet the definition of indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” and, accordingly, the licenses are not amortized to expense, but, rather, reviewed for impairment on an annual basis.

In July 2006, we issued 7% Senior Secured Notes due 2010 (the “Notes”) in the aggregate principal amount of $350.0 million. The Notes were issued at a fifteen percent (15%) original issue discount, resulting in gross proceeds of $297.5 million. We will be obligated to pay the Notes at their full face value of $350.0 million on July 17, 2010 and interest of 7% per annum, or $24.5 million, is payable semiannually in January and July each year commencing January 15, 2007. The original issue discount will provide the note purchasers with a yield that is in addition to the coupon rate upon repayment of the Notes. After the payment of transaction related expenses, we received net proceeds of $295.1 million available for the sole purpose of financing spectrum acquisitions and leases. After giving effect to our recent acquisition of WCS Wireless, Inc. for $160.5 million and the acquisition of two new EBS leases for $22.1 million, the remaining net proceeds, or $110.0 million, of the Notes were used to fund the majority of a $142.8 million deposit to the FCC to qualify for the AWS auction. In September 2006, we were declared the winning bidder for 154 spectrum licenses for an aggregate bid of $115.5 million. Accordingly, $27.3 million of our initial deposit was not used and was returned to us after the auction was completed.

The purchasers of the Notes were investment funds and other institutional investors, including affiliates of Avenue Capital Group, among others. Robert T. Symington, a member of our Board of Managers, is a Portfolio Manager at Avenue Capital Group. Neither Mr. Symington nor Avenue Capital Group or its affiliates received any compensation in connection with the financing. The Notes are guaranteed by certain of our subsidiaries, including NextWave Broadband and PacketVideo. In addition, after our anticipated corporate conversion merger with and into a wholly owned limited liability company subsidiary of NextWave Wireless Inc., a new corporation formed under the laws of the State of Delaware, the Notes will be guaranteed by NextWave Wireless Inc. No scheduled principal payments will be due on the Notes before the maturity date of July 15, 2010. The Notes are pre-payable at our option at specified premiums to the principal amount that will decline over the term of the Notes from 105% to 100%, plus a make-whole amount applicable until July 17, 2008. The obligations under the Notes are secured by first priority liens on certain pledged equity interests, FCC licenses, spectrum leases, securities accounts and proceeds of any of the foregoing. We are required to maintain $75.0 million in cash or cash equivalents from funds other than the proceeds of the Notes in a restricted collateral account at all times while the Notes remain outstanding. The purchase agreement contains representations and warranties, affirmative and negative covenants (including, without limitation, (i) our obligation to maintain in full force and effect our FCC licenses and spectrum leases, (ii) our obligation to use the note proceeds for the acquisition of spectrum, not to exceed $0.25 per MHz-POP, (iii) our obligation not to become liable to any additional indebtedness, subject to certain exceptions including the ability to enter into spectrum leases or to incur $25.0 million of acquired company debt or purchase money indebtedness and (iv) our obligation not to make restricted payments to holders of subordinated debt or equity securities, including dividends) that are customary in similar types of transactions. The purchase agreement also contains customary events of default and additional events of default including, (i) our failure to consummate the corporate conversion merger by December 31, 2006, (ii) our failure to file a shelf registration statement with the SEC within 30 days of the consummation of the corporate conversion merger, and (iii) upon the termination, cancellation or rescission of any FCC license owned or leased by us and necessary for our operation of a wireless communications system). If we do not complete our anticipated corporate conversion merger on or prior to November 14, 2006, then the per annum interest rate on the Notes shall be equal to 12% during the period from November 14, 2006 to the date on which the corporate conversion merger actually occurs.

In connection with the Notes financing described above, NextWave Wireless Inc. entered into a warrant agreement with the purchasers of the Notes whereby on November 13, 2006, NextWave Wireless Inc. issued common stock purchase warrants to purchase an aggregate of 5% of NextWave Wireless Inc.’s shares of common stock, before giving effect to the exercise of any warrant. The warrants have an exercise price of $0.01 per share (subject to certain adjustments as set forth in the warrant agreement) and are exercisable at any time from the date of issuance until July 15, 2009, and have anti-dilution protection provisions. The shares of NextWave Wireless Inc. underlying the warrants are also entitled to registration rights that obligate NextWave Wireless Inc. to file a shelf registration statement within 30 days following the corporate conversion merger, and use its commercially reasonable efforts to have the shelf registration statement become or declared effective within 60 days from its filing. The holders of warrants will be entitled to continuous shelf registration rights for a period of two years from the date that such shelf registration is declared effective by the SEC. NextWave Wireless Inc. is required to bear the expenses of the shelf registration.

In July 2005, we entered into a purchase agreement for an office building in Henderson, Nevada for $8.2 million, plus related interior construction, fixtures and furniture costs of approximately $3.6 million, to accommodate our facility requirements and to consolidate current operations from two leased facilities into one. The interior construction costs are payable in the fourth quarter of 2006. Construction is expected to be completed during first quarter of 2007, at which time we expect to occupy the facility and the purchase price will be due and payable.

Since our emergence as a wireless technology company, we have consummated transactions to acquire licensed spectrum rights, including subsequent lease obligations, for amounts totaling $391.5 million, including $27.3 million that was returned to us in October 2006 after the conclusion of the AWS auction. These transactions include our acquisitions of 154 spectrum licenses totaling $115.5 million, the WCS licenses from Bal-Rivgam, LLC for $56.9 million, and WCS Wireless Inc., which holds spectrum covering 188.8 million persons, or POPs, in the Central, Western, and Northeastern United States, for $160.5 million. The Bal-Rivgam acquisition agreement provides that $21.9 million of the proceeds of the purchase would be deposited into escrow until January 2008 to cover any liabilities stemming from Bal-Rivgam's ownership of the licenses prior to closing, claims resulting from breaches of representations or warranties and certain claims under the spectrum licenses.

We are participating with other WCS band license holders in a waiver process with the FCC to move the substantial service dates for this license band from July 2007 to the later of July 2010 or three years from FCC adoption of certain technical rules for the WCS band. If the substantial service dates are not extended, in order to meet the current substantial service date of July 2007, we estimate that an expenditure of up to $40 million would be required over the next 12 months.

We have decided to participate in an upcoming wireless spectrum auction in Germany, which will require deposit funding of up to $20.0 million on November 22, 2006. If we are successful in winning these licenses, we anticipate funding any future cash requirements for maintaining these licenses by obtaining external capital funding in 2008.

As of September 30, 2006, we had $222.2 million of unrestricted cash, cash equivalents and short-term investments, and $76.8 million in restricted investments required to be reserved under our Notes financing. In September 2006, we were declared the winning bidder for 154 spectrum licenses for an aggregate bid of $115.5 million. Accordingly, approximately $27.3 million of our initial $142.8 million deposit was not used and was returned to us in October 2006.

We are currently unable to project when our wireless broadband products and technologies will be commercially deployed and generate revenue. However, we believe that our current revenues, cash and short-term investments and financing activities will be sufficient to fund our operating activities at least through 2007, even if the estimated $40 million expenditure relating to the current WCS substantial service date is required over the next 12 months.

•
We plan to fund our WiMAX technology development activities with our $222.2 million of unrestricted cash and investments until such point that we begin sales of our chipsets and network component products and enter into licensing arrangements for our wireless broadband technologies. Our wireless broadband products and technologies are in the early stages of development and will require a substantial investment before they may become commercially viable. Our research and development expenses for our wireless broadband products and technologies, including our chipsets were $9.0 million in the third quarter of 2006. Largely due to our planned increase in engineering personnel, we expect our WiMAX development expenses to increase by approximately 50% over the next twelve months. Because we are adopting a strategy of licensing our technology and selling chipsets to third party equipment manufacturers, we do not anticipate that the license and sale of our products and technologies will require significant additional capital.

•
Our mobile WiMAX network solutions offerings will involve a service business and are not expected to require significant additional capital expenditures beyond what is necessary to complete our Henderson, Nevada office building and our trial network. With the exception of our trial network in Henderson, Nevada, we will not build-out wireless networks, but will provide our technologies, services and spectrum to our network partners who are engaged in these activities. In 2006, we expect to expend $5.0 million on the deployment of our trial network in Henderson, Nevada. If that trial network is successful, we anticipate that we will seek a network partner to expand the trial network to cover most of the Las Vegas metropolitan region.

We may need to secure significant additional capital in the future to implement changes to, or expansions of, our business plan and to become cash flow positive. We may also require additional cash resources for other future developments, including any investments or acquisitions we may pursue, including investments or acquisitions of other business or technologies. If our existing working capital resources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. Our Notes prohibit our incurrence of additional indebtedness, subject to certain exceptions. The sale of equity securities or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and the requirement that we comply with operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Revenue Recognition. We derive revenue principally from contracts to provide embedded multimedia software products for mobile phones and related license fees. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but it is possible that actual results may differ from our estimates.

For software arrangements with multiple elements, such as those that include rights to software products, customer support, and training services, we allocate revenue to each component of the arrangement based on objective evidence of its fair value, which is specific to us. The objective evidence for each element is based on the sale price of each element when sold or offered for sale separately.

Revenues from software products are generally recognized when the products are delivered. Revenues from customer support and training services are recognized on a straight-line basis over the life of the contract. For engineering design contracts, we recognize revenue pursuant to the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and specifically follow guidance under Percentage of Completion (“POC”). Under the POC method, revenues are recognized on the basis of contract completion to-date or using actual costs incurred to total expected costs under the contract, resulting in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. Deferred costs include all direct material and labor costs and those indirect costs related to contract performance and are reported as deferred contract costs in the consolidated balance sheet. We regularly review project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by us. Provisions for estimated losses, if any, are recognized in the period in which the loss is determined. Amounts received from customers in excess of revenues earned under the POC method are recorded as advance payments from customers and reported as unearned revenue in the consolidated balance sheet.

Revenues from time and material contracts are recorded at agreed-upon billing rates at the time services are provided.

We earn royalties on licensed embedded multimedia software incorporated into products sold worldwide by our licensees at the time that the licensees’ sales occur. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. Royalty revenues are recognized when reported by licensees to us and totaled $5.6 million and $15.0 million during the three and nine months ended September 30, 2006, respectively.

Valuation of Intangible Assets and Investments. In accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and certain spectrum licenses. In lieu of amortization, we are required to perform an annual review for impairment or more frequently if impairment indicators arise. Goodwill and intangible assets not subject to amortization are considered to be impaired if we determine that the carrying value of the asset exceeds its fair value.

We will test goodwill for impairment at a reporting unit level using a two-step process. As of December 31, 2005, we had two reporting units as defined by SFAS 142, NextWave and PacketVideo. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we then perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We also evaluate the remaining useful life of our intangible assets that are not subject to amortization on an annual basis to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, that asset is tested for impairment and then amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Additionally, if the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

At October 1, 2005, our goodwill and intangible assets not subject to amortization were evaluated for impairment and we determined that no impairment existed at that date.

At December 31, 2005, intangible assets subject to amortization were evaluated for impairment as required by SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which requires the recognition of an impairment loss when the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value, and we determined that no impairment existed at that date.

Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets requires the exercise of judgment. Upon initially recording intangible assets that are acquired through business combinations we may use an independent valuation firm to assist us in determining the appropriate values for those assets. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the undiscounted cash flows expected to result from the use of the assets. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry averages.

The recorded value of goodwill and other intangible assets may become impaired in the future. As of September 30, 2006, our goodwill and intangible assets, net of accumulated amortization, were $32.8 million and $390.4 million, respectively. If the estimates of fair values or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. We also cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Share-Based Payments and Pro forma Stock Based Compensation. We grant options and warrants to purchase our membership interests and common stock of our PacketVideo and CYGNUS subsidiaries to our employees, directors and consultants under our unit and stock option plans. The benefits provided by these plans qualify as share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires us to recognize compensation expense based on the estimated fair values of the share-based awards determined on the date of grant for all awards granted, modified or cancelled as of January 1, 2006 (the effective date).

Prior to the effective date, we did not recognize any compensation cost in our income statements for share-based awards granted with an option price equal to the fair market value of respective units or common stock on the date of grant as we accounted for them under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations and adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation” (“SFAS 123”). We provided pro forma net income in accordance with the disclosure only provision of SFAS 123. The stock based compensation expense used in these pro forma amounts is based on the minimum value method option-pricing model. This method required us to use several assumptions to estimate the fair value including the expected life of the option.

We adopted the provisions of SFAS 123R using the prospective transition method, whereby we will continue to account for nonvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply SFAS 123R to all awards granted or modified after that date. In accordance with the transition rules of SFAS 123R, we no longer provide the pro forma disclosures in reports issued for periods ending after December 31, 2005 as SFAS 123R precludes companies that use the minimum value method for pro forma disclosure from continuing to provide those pro forma disclosures for outstanding awards accounted for under the intrinsic value method of APB 25. For the three and nine months ended September 30, 2006, we recognized $0.5 million and $2.2 million, respectively, in compensation expense for employee stock options. At September 30, 2006, there was $5.8 million remaining in unrecognized compensation cost related to employee stock options which is expected to be recognized over a weighted average period of 3.6 years.

We believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123R and SFAS 123. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer and willing seller market transaction. If factors change and we employ different assumptions in the application of SFAS 123R in future periods than those currently applied under SFAS 123R and those previously applied under SFAS 123 in determining our pro forma amounts, the compensation expense that we record in the future under SFAS 123R may differ significantly from what we have reported during the first quarter of 2006 and what we have reported as our pro forma expense during the period from inception (April 13, 2005) to December 31, 2005 under SFAS 123.

Litigation. We are currently involved in certain legal proceedings. Although there can be no assurance that unfavorable outcomes in any of these matters would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and intend to vigorously defend the actions. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. We have not recorded any accrual for contingent liability associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions in our estimates of the potential liability could materially impact our results of operations.

Recent Accounting Pronouncements

We adopted SFAS 123R effective January 1, 2006, which requires us to expense the estimated fair value of employee stock options and similar awards. As a nonpublic entity, we have adopted the provisions of SFAS 123R using the prospective transition method, whereby we will continue to account for nonvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply SFAS 123R to all awards granted or modified after that date. We will no longer provide the pro forma disclosures in reports issued for periods ending after December 31, 2005 as SFAS 123R also precludes nonpublic companies that use the minimum value method for pro forma disclosure from continuing to provide those pro forma disclosures for outstanding awards accounted for under the intrinsic value method of APB 25. We use the Black-Scholes valuation model as the method for determining the fair value of our equity awards that are issued after January 1, 2006 and will incur expense during 2006 and future years for new awards granted during those periods that cannot yet be quantified. For the three and nine months ended September 30, 2006, we recognized $0.5 million and $2.2 million, respectively, in compensation expense for employee stock options. At September 30, 2006, there was $5.8 million remaining in unrecognized compensation cost related to employee stock options which is expected to be recognized over a weighted average period of 3.6 years.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued staff position 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

FSP 115-1 replaces the impairment evaluation guidance of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), with references to existing other-than-temporary impairment guidance. EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FSP 115-1 also supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value,” and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP 115-1 applies to reporting periods beginning after December 15, 2005. FSP 115-1 did not have a material impact on our results of operations, or cash flows for the three or nine months ended September 30, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), and Statement of Financial Accounting Standard No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for reporting a voluntary change in accounting principle, unless impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard also distinguishes between retrospective application and restatement. It redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 did not have a significant effect on our consolidated financial statements.

In June 2006, the FASB Issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective for our fiscal year beginning December 31, 2006, with earlier application permitted. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We believe that adoption of this interpretation is not expected to have a material impact on our financial statements.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period(1)
(in thousands)	Total	Remainder of 2006	Years 2007-2008	Years 2009-2010	Years 2011 and Thereafter
Long-term obligations	$377,912	$261	$5,365	$354,350	$17,936
Pending wireless spectrum acquisitions	14,209	6,811	560	576	6,262
Services and other purchase agreements	16,195	4,102	12,093	—	—
Pending business acquisition	3,147	3,147	—	—	—
Capital expenditures	8,200	—	8,200	—	—
Operating leases	19,606	1,432	11,575	6,550	49
Total	$439,269	$15,753	$37,793	$361,476	$24,247

_________________
(1) We are participating with other WCS band license holders in a waiver process with the FCC to move the substantial service dates for this license band from July 2007 to the later of July 2010 or three years from FCC adoption of certain technical rules for the WCS band. If the substantial service dates are not extended, in order to meet the current substantial service date of July 2007, we estimate that an expenditure of up to $40 million would be required over the next 12 months.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2006, our investment portfolios included unrestricted and restricted investment securities with fair values of $196.8 million and $76.8 million, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. Interest income earned on our investments is affected by changes in the general level of U.S. interest rates. These income streams are generally not hedged.

Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

ITEM 4.  Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2006. Based on their evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.

In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

Except as described above, during the fiscal quarter ended September 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

There have been no material developments during the quarterly period ended September 30, 2006 in the legal proceedings previously reported in our Amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 7, 2006.

We are engaged in various legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

ITEM 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 7, 2006. These risk could materially and adversely affect our business, financial condition and results of operations. The risks described in our Amended Registration Statement on Form S-4 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended September 30, 2006, NextWave Wireless LLC issued and sold an aggregate of 541,578 units of its limited liability company interests (“LLC Interests”) to employees and former employees pursuant to exercises of options granted prior to our becoming an SEC reporting company for an aggregate purchase price of $541,578. The securities issued pursuant to these option exercises were offered and sold in reliance on an exemption from registration under Rule 701 promulgated under the Securities Act. Also during the quarterly period ended September 30, 2006, NextWave Wireless LLC issued and sold 500,000 LLC Interests to Manchester Financial Group LP pursuant to the exercise of an option for an aggregate purchase price of $500,000. A member of our Board of Directors is the controlling stockholder of the general partner of Manchester Financial Group LP and the securities issued pursuant to this option exercise were offered and sold in reliance on an exemption from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

In July 2006, NextWave Wireless LLC issued 1,000,000 membership interests of NextWave from its 2005 Units Plan to the chairman of its Technical Developments Steering Committee, at an exercise price of $1.00 per membership interest. At September 30, 2006, 42,000 of the options were vested and the remaining 958,000 options vest in equal monthly installments through July 2010. Under a related Subscription Agreement, the technical advisor purchased 1,000,000 restricted membership interests in July 2006 for $1.00 per membership interest. NextWave Wireless Inc. has the right to repurchase these interests at $1.00 per membership interest. This right lapses in equal monthly amounts through July 2010 while the technical advisor continues to provide services under the Steering Committee Agreement. The securities issued pursuant to these transactions were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

As previously reported in the Current Report on Form 8-K filed with the SEC on July 21, 2006 by NextWave Wireless LLC, on July 17, 2006 in connection with the senior secured notes financing, we agreed to issue common stock purchase warrants to purchase an aggregate of 5% of our shares of common stock, as of the date of the corporate conversion merger and before giving effect to the exercise of any warrant. In satisfaction of this obligation, on November 13, 2006, we issued warrants to purchase an aggregate of 4,110,382 shares of common stock. The warrants have an exercise price of $0.01 per share (subject to certain adjustments as set forth in the warrant agreement) and are exercisable at any time from the date of issuance until July 15, 2009, and have anti-dilution protection provisions. The shares underlying the warrants are also entitled to registration rights that obligate us to file a shelf registration statement within 30 days following the corporate conversion merger, and use our commercially reasonable efforts to have the shelf registration statement become or declared effective within 60 days from its filing. The holders of warrants will be entitled to continuous shelf registration rights for a period of two years from the date that such shelf registration is declared effective by the SEC. The notes and warrants were offered and sold on July 17 pursuant to an exemption from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.  Other Information

Not Applicable.

ITEM 6.  Exhibits

10.1	Description of AWS Purchase Obligation. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George C. Alex.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for George C. Alex.

_____________________
(1) Described in the Registrant’s Current Report in Form 8-K filed on September 22, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTWAVE WIRELESS INC.
(Registrant)

November 14, 2006	By: /s/ George C. Alex
(Date)	George C. Alex
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
10.1	Description of AWS Purchase Obligation. (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George C. Alex.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for George C. Alex.
_______________________
(1) Described in the Registrant’s Current Report on Form 8-K filed on September 22, 2006.