Form 10-K
period 2006-12-30
NextWave Wireless Inc.
filed 2007-03-30
CIK 1374993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 30, 2006

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number 000-51958
NextWave Wireless Inc.
(Exact name of registrant as specified in its charter)
Delaware	20-5361630
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

12670 High Bluff Drive
San Diego, California	92130
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (858) 480-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒      No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☐     Accelerated Filer  ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2006 is not determinable, as shares of the registrant were not publicly traded as of June 30, 2006. The aggregate market value of the voting stock of the registrant on March 21, 2007 held by non-affiliates was approximately $439,244,442, based on the closing stock price as reported by the Nasdaq Global Market.*

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒      No  ☐

As of March 21, 2007, there were outstanding 84,470,085 shares of common stock of the registrant.

* Excludes the common stock held by executive officers, directors and holders of more than 10% of the common stock outstanding as of March 21, 2007. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III of this Form 10-K.

FORM 10-K

NEXTWAVE WIRELESS INC.
Table of Contents

Item		Page
PART I

1	BUSINESS
1A	RISK FACTORS
1B	UNRESOLVED STAFF COMMENTS
2	PROPERTIES
3	LEGAL PROCEEDINGS
4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
6	SELECTED FINANCIAL DATA
7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
9A	CONTROLS AND PROCEDURES
9B	OTHER INFORMATION

PART III

10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
11	EXECUTIVE COMPENSATION
12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
15	EXHIBITS
SIGNATURES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other reports, documents and materials we will file with the Securities and Exchange Commission (the “SEC”) contain, or will contain, disclosures that are forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words of similar meaning in connection with any discussion of the timing and value of future results or future performance. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks, uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from historical results or those anticipated. These risks include, but are not limited to:

•	our limited relevant operating history;

•	our ability to remediate the material weakness in internal controls over financial reporting identified in connection with our restatement of revenues of our PacketVideo subsidiary;

•	our ability to manage growth or integrate recent or future acquisitions;

•	competition from alternative wireless technologies and other technology companies;

•	our ability to develop and commercialize mobile broadband products and technologies;

•	the ability of vendors to manufacture commercial WiMAX equipment and devices;

•	consumer acceptance of WiMAX technology;

•	PacketVideo’s ability to grow its resources to support larger numbers of device manufacturers and wireless carriers;

•	changes in government regulations;

•	changes in capital requirements;

•	any loss of our key executive officers; and

•	the other risks described under “Risk Factors.”

There may also be other factors that cause our actual results to differ materially from the forward looking statements.

Because of these factors, we caution you that you should not place any undue reliance on any of our forward-looking statements. These forward-looking statements speak only as of the date of this annual report and you should understand that those statements are not guarantees of future performance or results. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we have no duty to, and do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  Business

In this Annual Report on Form 10-K, the words “NextWave”, the “Company”, “we”, “our”, “ours”, and “us” refer to NextWave Wireless Inc. and, except as otherwise specified herein, to our subsidiaries. Our fiscal year ended on December 30, 2006.

Business Overview

We are an early-stage wireless technology company that develops next-generation mobile broadband and wireless multimedia products and technologies. Our products and technologies are designed to make wireless broadband faster, more reliable and more affordable. At present, our customers include many of the largest mobile handset and wireless service providers in the world.

We believe that wireless broadband represents the next logical step in the evolution of the Internet and that consumer demand for fully-mobile, wireless broadband service will transform the global wireless communications industry from one driven primarily by circuit-switched voice to one driven by IP-based broadband connectivity. Our business activities are focused on developing products, technologies and network solutions that provide consumers and businesses with affordable, high-speed, mobile access to the information and multimedia content they want.

Our wireless broadband products and technologies developed and marketed through our operating subsidiaries, each of which is focused on specific and critical links in the global mobile broadband ecosystem:

NextWave Broadband Inc. - A family of mobile broadband semiconductor products and network components based on WiMAX and Wi-Fi technologies, terminal device reference designs and network implementation services;

PacketVideo Corporation - Multimedia software applications for wireless handsets and other converged mobile devices; and

GO Networks, Inc. - Carrier-class, wide-area, mobile Wi-Fi systems.

 NextWave Broadband Inc. Our Advanced Technology Group, a division of NextWave Broadband Inc., is developing a family of mobile broadband semiconductor products based on WiMAX and Wi-Fi technologies, including multi-band RF chips and high performance digital baseband WiMAX chips. In addition, our Advanced Technology Group is developing wireless network components and a family of handset and media player reference designs to highlight the features of the Company’s subscriber station semiconductor products. The primary design objectives of the Advanced Technology Group’s products and technologies, which are intended to be sold or licensed to network infrastructure vendors, device manufacturers and service providers worldwide, are:

•
Improve the performance of and economics of WiMAX and Wi-Fi networks and enhance their ability to cost-effectively handle the large volume of network traffic associated with bandwidth intensive, multimedia applications such as mobile television, video-on-demand, streaming hi-fidelity audio, two-way video telephony and real-time gaming;

•	Improve the performance, power consumption and cost characteristics of mobile broadband enabled subscriber terminals; and

•	Improve the degree of interoperability and integration between Wi-Fi and WiMAX systems for both Local Area Networks (LANs) and Wide Area Networks (WANs);

•	Improve the efficiencies, costs, performance of video and audio broadcast applications over WiMAX networks; and

•
Improve service provider economics and roaming capabilities by enabling WiMAX networks and WiMAX enabled devices to seamlessly operate across multiple frequency bands including the use of certain unlicensed bands.

.
Through our Network Solutions Group, also a division of NextWave Broadband, we intend to offer service provider customers a full array of network services, including RF and core network design services, network implementation and management services and back-office service solutions. To demonstrate the capabilities of our network service capabilities and our wireless broadband products, the Network Solutions Group is implementing a mobile WiMAX/Wi-Fi test site in Henderson, Nevada. We intend to utilize this test site to demonstrate our technical and product capabilities to wireless service providers, cable operators, Internet service providers and media/content companies, who are interested in deploying mobile WiMAX networks that operate on spectrum owned or leased by the Company in the U.S. and internationally while utilizing network and device equipment that incorporate our products and technologies. Our spectrum footprint in the U.S. covers a population of over 248 million people, or POPs, and includes many of the largest metropolitan areas in the country. In addition, NextWave Wireless has acquired nationwide spectrum in Germany through its majority-owned company, Inquam Broadband.

PacketVideo Corporation. Through our PacketVideo subsidiary, we supply device-embedded multimedia software to many of the largest wireless handset manufacturers and wireless carriers in the world, who use it to transform a mobile phone into a feature-rich multimedia device that provides people the ability to stream, download and play video and music, receive live TV broadcasts and engage in two-way video telephony. PacketVideo’s software is compatible with virtually all network technologies, including CDMA and GSM. To date, more than 110 million PacketVideo powered phones have been shipped worldwide by companies such as Motorola, Samsung, LGE, Sony Ericsson, and Nokia. PacketVideo has been contracted by some of the largest carriers in the world, such as Verizon Wireless, Vodafone, NTT DoCoMo, Orange and T-Mobile to design and implement the embedded multimedia software capabilities contained in their handsets.

PacketVideo has made investments in developing and acquiring a wide range of capabilities to provide its customers with solutions to support and accelerate digital media convergence within the home and office via mobile devices and consumer electronics that utilize PacketVideo’s device-embedded software and the communications protocols standardized by the Digital Living Network AllianceTM (DLNATM). An example is PacketVideo’s network-based PacketVideo ExperienceTM platform that provides for content search, discovery, organization and content delivery/sharing between devices connected to a private IP-based network on a one-on-one or one-to-many basis PacketVideo’s patented Digital Rights Management (DRM) capability, already serving many carriers globally, further provides for a flexible solution that protects the multimedia content used or shared by PacketVideo-enabled devices. We expect that the continued growth in global shipments of high-end handsets with multimedia capabilities, increasing demand for home/office digital media convergence, and the acceleration of global deployments of mobile broadband enabled networks will substantially expand the opportunity for PacketVideo to license its suite of multimedia software solutions to handset and consumer electronic device manufacturers, and service providers. In addition, we intend to leverage PacketVideo’s established market presence and unique software expertise to be a leading global provider of the next-generation of device-embedded software modules needed for the efficient capture, transmission and manipulation of multimedia content by fourth generation (4G) wireless broadband mobile devices.

GO Networks, Inc. Through our GO Networks subsidiary, which we acquired in February 2007, we offer carrier-class mobile Wi-Fi network systems to commercial and municipal service providers worldwide. By utilizing advanced xRF™ adaptive beamforming smart antenna technology and a cellular-mesh Wi-Fi architecture, the GO Networks system is designed to deliver superior Wi-Fi coverage, performance, and economics and provide service providers with a cost-effective solution to support bandwidth intensive mobile broadband services such as video streaming, real-time gaming, web browsing, and other types of multimedia applications on a wide-area basis.

We believe the breadth of products, technologies, spectrum assets and services offered by our various subsidiaries represents a unique platform to provide advanced wireless broadband solutions to the market. While our subsidiaries are intended to be operated as stand-alone businesses, we also expect them to provide synergistic value to each other and collectively drive accelerated market penetration and share of the wireless broadband market for the Company.

Mobile Broadband Market

The Internet has evolved into a global system that billions of people depend on every day. For many, the Internet has become an essential enabler of their business and personal lives and is the primary means by which they communicate and access information. We believe that a major driver of Internet usage is the rapidly growing adoption of DSL and cable/satellite broadband services that enable people to access the Internet at very high data speeds. Due to this broadband connectivity, dependency on the Internet is increasing rapidly. Millions of people now use the Internet as a major source for multimedia content such as music, movies and television, as a virtual store to purchase products and services, as a social networking and real-time gaming tool, and to engage in real-time, two-way voice, data, and video communications. However, while dependency on the Internet continues to grow, these types of critical Internet services and applications become inaccessible to most people whenever they leave their home or business. This is because widespread deployment of wireless networks capable of providing affordable mobile or nomadic wireless broadband service, with data rates and connection quality comparable to DSL and cable, has not yet occurred in the United States and most other countries.

We believe that market demand for mobile broadband services will transform the global wireless communications industry from one driven primarily by circuit-switched voice to one driven by IP based broadband connectivity. In addition, we believe that mobile broadband will do for the Internet what cellular technology has done for wireline telephony — extend high-speed connectivity outside the home or office and enable people to remain connected to the information and content they need, wherever they go. We call this “Wireless 2.0”. We are developing our products and technologies to help make “Wireless 2.0” a reality and to provide people the ability to use a next-generation mobile wireless device to:

•	Remain connected to their favorite music, movies and television;

•	Participate in interactive, real-time gaming;

•	Easily establish high-speed connections to their desired web content;

•	Remotely access their personal Digital Video Recorders and watch recorded television;

•	Remotely view real-time images from home or office security cameras;

•	Conduct two-way video conferences;

•	Capture, transmit or receive high resolution digital photos or video to friends, family members, and business associates;

•	Engage in a wide-range of multimedia shopping services customized via location based services;

•	Conduct a broad range of financial transactions;

•	Make “landline quality”, VoIP telephone calls; and

•	Participate in social network activities with portable devices away from home or office.

While the mobile broadband transformation of the wireless communications market is still in an early stage of development, we believe it is already having a profound effect on service providers, network infrastructure manufacturers, device manufacturers and content distributors who will need to adapt their businesses to an industry model based on delivering mobile broadband services. Such adaptations will require network operators to make major investments in new wireless broadband network infrastructure equipment and technologies, will require the introduction of new classes of mobile broadband handsets, the development of next-generation device-embedded multimedia software and new wireless communication technologies to maximize the use of available spectrum. We intend to focus our business activities to capitalize on these market trends.

We believe that several factors are already beginning to drive global market demand for fourth generation (4G) mobile broadband services like mobile WiMAX:

•	Increasing global demand by mobile phone users for easy and affordable mobile access to the Internet and on-line multimedia content sources on a fully mobile basis;

•	A growing awareness of the limitations of existing third generation (3G) wireless networks;

•	Broader availability of high-quality, multimedia content available for distribution over wireless networks;

•	Mandates by public safety agencies for reliable mobile broadband services;

•
The ability of wireless technologies such as WiMAX to serve as a cost-effective way to deliver broadband to millions of homes in the U.S. and abroad with no or limited (e.g., dial-up) Internet connectivity; and

•
Increasing market demand for fully integrated wireless local area network (“LAN”) and wide area network (“WAN”) solutions that utilize both Wi-Fi and WiMAX technologies for converged devices, appliances and consumer electronics.

IEEE 802.16 WiMAX Standard

WiMAX is an acronym that stands for Worldwide Interoperability for Microwave Access and is a certification mark established by the WiMAX Forum for products that are compliant with the Institute of Electrical and Electronics Engineers (“IEEE”) 802.16 set of standards. WiMAX, which has now become synonymous with the set of IEEE 802.16 standards, specifies an air interface for wireless Metropolitan Area Networks (MANs). Published in April of 2002, the original 802.16 standard specified equipment operating in the 10-66 GHz frequency band which required tall transmission towers and line-of-sight connectivity making the standard most suitable to provide high-bandwidth wireless backhaul services. Subsequently, the IEEE published a series of amendments to the standard to support lower radio frequencies below 2-11 GHz, to allow non line-of-sight connectivity, and to address interoperability issues. In 2004, the IEEE consolidated these amendments into a new standard called IEEE 802.16-2004 which is often referred to as IEEE 802.16d.

In December of 2005, the IEEE published the 802.16e amendment to the standard, often referred to as mobile WiMAX, which specified a system to support mobile broadband services via portable devices such as laptops, personal digital assistants (PDA), mobile phones, and other converged devices. The 802.16e amendment includes several enhancements to improve mobile system performance including support for inter-cell handoff, sleep modes to support low-power mobile devices and support for broadcast/multicast services. In parallel, in a coordinated effort with the IEEE and the WiMAX Forum, the Telecommunications Technology Association (“TTA”) in Korea developed WiBro, an 802.16-based standard, which includes support for mobility based on the 802.16e amendment. Efforts supported by TTA and IEEE 802.16 to harmonize the WiBro standard with the IEEE 802.16e standard were successful.

Mobile WiMAX is one of several wireless air interface technologies that are currently being deployed or developed to enable the delivery of mobile broadband services to the market. These alternative technologies include CDMA2000, UMTS (Universal Mobile Telecommunications System) and 802.20 (Mobile-Fi). Some of these technologies, such as CDMA 2000 and UMTS, have already been deployed by major wireless carriers and have achieved significant levels of market penetration. We believe that mobile WiMAX will also become a major, global wireless broadband standard and will achieve a significant level of global adoption for the following reasons:

•
Mobile WiMAX enjoys broad support from wireless industry leaders. Members of the WiMAX Forum, an industry organization dedicated to promoting and certifying WiMAX products, include Alcatel, AT&T, Bell Canada, British Telecom, Broadcom, Cisco, Deutsche Telekom, Ericsson, Intel, Korea Telecom, LG Electronics, Lucent, Motorola, NEC, Nokia, Nortel, Samsung, Siemens, Sprint Nextel and Texas Instruments.

•
Companies such as Intel, who are interested in seeing mobile WiMAX integrated into laptops and other mobile computing platforms, are actively working to drive the market adoption of WiMAX and the deployment of WiMAX networks.

•
Domestic and international support by network operators for WiMAX is growing. To date, WiMAX networks have been announced in the U.S. by Sprint-Nextel and Clearwire. In addition, numerous WiMAX networks have been announced by operators in Europe, Asia, South America, and the Middle East. Activity is under way within the ITU to include mobile WiMAX in the family of IMT-2000 approved standards.

•	Mobile WiMAX economics, including network construction and operating costs, are expected to be competitive with those of alternative mobile broadband technologies.

•
Mobile WiMAX incorporates quality of service capabilities that are required to efficiently handle quality-of-service dependent applications such as VoIP telephony, video conferencing and real-time, interactive gaming.

•
Mobile WiMAX network performance, including the ability to handle the high volumes of traffic associated with mobile TV, mobile video-on-demand and video telephony are expected to be competitive with alternative mobile broadband technologies.

Competitive Strengths

A highly accomplished team of wireless technology professionals. Our technology development efforts are led by a team of highly accomplished engineering veterans with broad experience in the development of wireless communications technologies and solutions. Team members have led major development initiatives at leading technology companies, such as Intel, Motorola, Nokia, QUALCOMM and Texas Instruments. Together they have been instrumental in developing some of today’s dominant wireless technologies. Several members of our team, including our Chief Executive Officer, Allen Salmasi, played key roles at QUALCOMM in the development and successful commercialization of the CDMA wireless technology standard used worldwide today. Additional support for our technology development efforts if provided by the NextWave Technical Development Steering Committee which is comprised of some of the most accomplished individuals in the wireless industry, including Dr. Andrew Viterbi who co-founded QUALCOMM. In addition, our senior team has extensive experience in building and operating wireless networks for companies such as Airtouch, AT&T Wireless, McCaw Cellular, Nextel and SprintPCS.

Attractive wireless spectrum portfolio, well-suited to support mobile broadband. To date, we have acquired licensed spectrum and entered into long-term leases that provide us with exclusive leasehold access to licensed spectrum throughout the U.S. Our spectrum portfolio covers approximately 248.9 million persons, or POPs, across the U.S., of which licenses covering 136.4 million POPs are covered by 20 MHz or more of spectrum, and licenses covering an additional 98.7 million POPs are covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York metropolitan region, are covered by 30 MHz or more of spectrum. We believe that this spectrum footprint, which includes eight of the top ten Cellular Market Areas (“CMAs”) and 15 of the top 20 CMAs in the U.S., will be attractive to service providers who wish to offer 4G wireless broadband services. Our spectrum resides in the 2.3GHz WCS, 2.5GHz BRS/EBS, and 1.7/2.1 GHz AWS bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

On December 15, 2006, we acquired 3.5 GHz BWA spectrum in Germany. The acquisition includes 42MHz of spectrum in all service areas. The licenses vary widely in terms of population and geographic coverage, as Koln/Dusseldorf, Stuttgart/Karlbsruhe, Berlin/Brandenburg, Munster and Rhein/Main.

In February 2007, Inquam Broadband participated in a spectrum auction in Switzerland to acquire a nationwide license, consisting of a 42MHz wide license in the 3.5 GHz frequency band and covering 7.5 million POPs. On March 5, 2007, Inquam was advised that it has met the license requirements and that it will be awarded the license at the end of April at a price of $4.63  million, or $.015 per MHz POP.

On March 2, 2007, we acquired WCS spectrum in Canada. The acquisition includes 30MHz of spectrum in all service areas. The licenses vary widely in terms of population and geographic coverage, but include as Montreal, Ottawa, Edmonton, Quebec and Winnipeg.

Unique combination of silicon, software, systems engineering and spectrum. We have assembled a unique combination of assets, including a world-class semiconductor design and wireless technology development team, one of the world’s leading providers of device-embedded multimedia software, a leading provider of carrier-class, mobile Wi-Fi network systems, an experienced network design and operations team, and an attractive portfolio of licensed spectrum in the U.S. and abroad. We believe that the combination of these assets offers us an advantageous position to develop and deliver our wireless broadband products and technologies to customers.

Integrated business model. We believe that each of our operating subsidiaries represents an attractive standalone business. However, we believe that our business units are highly complementary to each other and together provide us with the ability to adapt our business model and allocate resources to maximize market share in a rapidly evolving industry

Well established industry position. Our PacketVideo subsidiary has established strong commercial relationships with the wireless industry’s leading device manufacturers and network operators. Its customers include leading handset manufacturers such as LGE, Motorola, Nokia, Sony-Ericsson, and Samsung as well as some of the world’s largest network operators including NTT DoCoMo, Orange, T-Mobile and Verizon Wireless. While some of these customers have developed software solutions that overlap or augment certain PacketVideo software products, we believe that these relationships will be highly valuable as we pursue strategic partnerships and begin to market current and future products, technologies and network solutions.

Extensive experience in building and operating wireless networks. Our senior team has extensive experience in building and operating wireless networks for companies such as Airtouch, AT&T Wireless, McCaw Cellular, Nextel and SprintPCS. Members of our Network Solutions Group have extensive experience in conducting field trials of numerous wireless broadband technologies and have led the development of a next-generation IP core network and back office system (“BOSS”) designed specifically to enable the delivery of highly-differentiated mobile broadband network services.

Integrated WiMAX/Wi-Fi solutions. Our GO Networks subsidiary offers carrier-class, mobile Wi-Fi systems specifically designed for wide-area deployments. We believe that Wi-Fi and WiMAX are complementary technologies and that the most cost-effective solution to provide mobile broadband services on a wide-area basis is to often deploy hybrid networks that utilize both technologies since WiFi-enabled devices, including laptops, have been widely adopted by the mass consumer market. In addition, because GO Networks utilizes a cellular-mesh network architecture, we believe that GO Network customers represent opportunities for future Wi-Fi to WiMAX upgrades that utilize NextWave’s WiMAX products and technologies.

Business Strategy

Our strategy is to deliver a broad suite of technologically advanced wireless broadband products and solutions to mobile subscriber terminal and wireless network equipment manufacturers, wireless broadband service providers and consumer electronic product companies. Our focus includes:

Develop the key elements of a mobile WiMAX system. We intend to develop the key elements of an end-to-end mobile WiMAX/Wi-Fi network solution that includes a family of WiMAX chipsets and network components. Our development activities are focused on both sides of the radio connection, which we believe will enable us to deliver a superior system solution to our customers. To date, we have made significant progress in our WiMAX development efforts and we expect to begin field testing elements of our chipset product line in 2007. These field testing activities will be part of a comprehensive technical field trial of our technologies in Henderson, Nevada. We expect to utilize this field trial to showcase the capabilities of our WiMAX/Wi-Fi technologies, and believe that the trial will be am important step towards successful commercialization of our family of WiMAX/Wi-Fi products.

Market our products and technologies to third parties. We intend to market our products and technologies worldwide to network equipment and device manufacturers and to wireless broadband service providers. We expect that our marketing efforts will benefit from growing worldwide demand for fully-mobile access to the Internet and the delivery of rich-media content to mobile devices. Similar to other wireless technologies, we believe that the sale or licensing of our chipsets, network components, software and device technologies will generate a long-term, recurring revenue stream for our company.

Form strategic relationships with service providers who want to offer wireless broadband services. We intend to make our spectrum available to service providers looking to deploy next-generation wireless broadband networks that utilize our advanced products and technologies. Potential service providers include wireless service providers, cable operators, multimedia content distributors, applications service providers and Internet service providers. We believe that a model under which service providers can utilize our spectrum to offer advanced wireless broadband services will help accelerate sales of our mobile broadband products and technologies.

Grow and extend PacketVideo’s multimedia software business. We believe that the number of multimedia enabled smartphones as a percentage of global handsets shipped annually will rise significantly over the next several years. We will seek to maintain PacketVideo’s strong position in this growing market through the growth and extension of its existing multimedia software business. At present, the primary competitors for PacketVideo’s multimedia software products are the internal multimedia design teams at the OEM handset manufacturers to whom PacketVideo markets its products and services. Furthermore, we believe that the deployment of mobile broadband networks will spawn the development of entire new categories of software applications that can take full advantage of the distinctive mobility features inherent in mobile broadband systems. While we expect the competition from the OEM internal multimedia design teams and other independent multimedia software providers to increase in the next few years, we expect PacketVideo will be able to leverage its PacketVideo Experience platform and DRM capabilities to fortify its position in the mobile wireless and converged broadband software business.

Grow our GO Networks mobile Wi-Fi business. We believe that the worldwide market for wide-area, mobile Wi-Fi networks will continue to grow and intend to pursue these opportunities by offering customers our advanced GO Networks Wi-Fi system. Because the GO Networks system utilizes a cellular-type architecture, we believe it can be upgraded to a hybrid Wi-Fi/WiMAX solution at a total cost of ownership below that of competing Wi-Fi network solutions and intend to leverage this advantage in the marketplace.

Identify and pursue acquisitions and investments to accelerate and improve the development of our end-to-end wireless broadband solutions. We believe there are a number of companies participating in the WiMAX technology, wireless broadband and wireless multimedia sectors that could be attractive acquisition or investment candidates. We continue to monitor these opportunities and may pursue those which we believe will enhance our capabilities and product offerings.

Acquire additional wireless spectrum to complement our existing portfolio. We believe that expanding our spectrum footprint will make our spectrum more attractive to service providers. As such, we are actively evaluating spectrum acquisition and leasing opportunities and will pursue those which allow us to obtain complementary spectrum at prices that we believe to be attractive. We also believe that there may exist opportunities to obtain additional spectrum internationally which we will continue to monitor.

Our Products and Technologies

WiMAX /Wi-Fi Semiconductors

Based in San Diego, California, our Advanced Technology Group (ATG), a division of our NextWave Broadband subsidiary, is creating a family of semiconductor products, based on WiMAX and WiFi technology, to enhance the capabilities and economics of fixed and mobile WiMAX/Wi-Fi networks. These low-power, high-performance semiconductor products are intended to enable fixed and mobile WiMAX/Wi-Fi networks to more efficiently handle bandwidth-intensive and quality-of-service dependent applications such as mobile television, VoIP telephony, streaming audio and video, video conferencing and real-time gaming. While these semiconductor products will include special features to allow them to fully utilize NextWave’s licensed spectrum (BRS/EBS, WCS, AWS), they are also being designed to operate on frequency bands most often allocated for mobile broadband use on a global basis.

The Advanced Technology Group is comprised of approximately 238 employees and full-time equivalent contractors and is led by a highly accomplished team of veteran engineers with broad experience in the development of advanced wireless communications technologies and products, such as digital baseband Application Specific Integrated Circuits (“ASICs”), radio frequency technologies including multi-band Radio-Frequency Integrated Circuits (“RFICs”), advanced antenna systems, software defined radios (SDRs), and mobile terminal designs. Advanced Technology Group team members have led major technology development initiatives at companies such as Intel, Motorola, Nokia, QUALCOMM and Texas Instruments and have been instrumental in developing some of today’s dominant wireless technologies including CDMA. In addition, several key members of our technical team were leading contributors to the 802.16 family of standards

We believe that to fully optimize mobile WiMAX for the efficient delivery of bandwidth-intensive multimedia applications requires a system approach that encompasses all of the key elements of the WiMAX air interface. By adopting this approach, we expect to offer network infrastructure and device manufacturers a comprehensive suite of products including low-power WiMAX digital baseband ASICs and multi-band RFICs, software defined radio platforms and terminal device reference designs.

To develop its semiconductor products, ATG has organized its engineering resources into several product development groups including: a) RFIC engineering and design team; b) digital baseband engineering team; c) systems engineering team; and c) BTS radio product group. In addition, ATG has established a large team of system engineers to create an end-to-end system that integrates the products and technologies developed by its various product teams. These development activities are designed to produce an integrated platform of paired RF and baseband chipset families that will allow mobile device and network equipment manufacturers to design a variety of products using NextWave silicon products.

•
Digital Baseband ASICs: An ASIC is an integrated circuit or chip customized for a specific purpose. Our family of WiMAX/Wi-Fi based digital baseband ASICs under development represent the core of our system architecture. Our first baseband WiMAX ASIC, the NW1100, is currently in the final stages of development and the final description of the circuit is expected to be sent to manufacture in Q3 2007. This ASIC includes many of the enhancements that have been developed by ATG engineers and is designed to showcase and validate these innovations.. The family of baseband ASIC that ATG is developing include a wide array of interfaces to accommodate a wide range of device types including mobile handsets, PDAs, mobile PC cards, USB devices, and CPE modems. For this reason, ATG is also creating a family of device reference designs, including those for handsets and media players, that will highlight the features of its WiMAX ASIC products.

•
Radio Frequency Integrated Circuits (RFICs): An RFIC is part of the front-end of a radio system that receives a radio frequency signal, converts it to a lower frequency and modifies it for further processing. Designed to utilize multiple spectral bands to improve performance and flexibility, our RFICs are part of an advanced radio frequency subsystem that is matched to our family of baseband ASICs and is expected to enable a mobile device to operate over a wide range of operational frequencies without sacrificing overall performance. We believe that enabling WiMAX to operate over multiple frequency bands will significantly improve the economics of WiMAX network deployments for the following reasons:

-	WiMAX network operators will have the ability to assemble a licensed spectrum footprint using multiple frequency bands as opposed to having to acquire scarce spectrum in a single frequency band;

-	carriers will have the ability to address network coverage and capacity issues via the acquisition of low-cost spectrum as opposed to costly cell splitting;

-	the ability of frequency-agile WiMAX devices to roam between multiple WiMAX networks will be facilitated; and

-	A single chipset family capable of addressing markets worldwide will permit economies of scale and result in lower device costs.

Our initial multi-band RFIC, the NW1200, was sent to manufacture in late 2006. Sample chips have undergone successful testing and evaluation. Additional testing will take place in combination with our NW1100 baseband WiMAX ACIS when available. The NW1200 RFIC operates in the 2.3-2.8 GHz and 3.3-3.8 GHz frequency bands and is designed for Time Division Duplexing (“TDD”) operation. The NW 2200 RFIC, currently under development, is expected to operate in the same frequency bands as the NW 1100, but will also support the AWS band (1.7-2.1 GHz) and will operate in frequency division duplex (“FDD”) mode. Both RFICs are designed to support WiMAX and Wi-Fi and are optimized to operate with the NextWave family of baseband WiMAX ASICS.

•
Pico Base Transceiver Station (BTS): A BTS, also known as a wireless base station, includes equipment needed to transmit and receive radio signals (transceiver) to and from subscriber devices, antennas, and the electronics required to communicate with other network elements. Unlike a conventional BTS which can provide radio coverage over a radius of several miles, a pico BTS is much smaller in size and is intended to provide low-cost capacity and coverage relief in very small geographic areas. NextWave is currently in the design phase of silicon products to support a PicoBTS/Access point product family. This design is currently being implemented in field-programmable gate array (“FPGA”) form and will be field tested later this year.

PacketVideo Multimedia Software Products

Based in San Diego, our PacketVideo subsidiary has approximately 387 employees and full-time equivalent contractors and is a global provider of embedded multimedia software products for mobile devices. PacketVideo was formed as a Delaware corporation in August 1998 and was privately held prior to its acquisition by NextWave in July 2005.

PacketVideo’s software, which it licenses to the world’s leading mobile device manufacturers and wireless carriers, transforms a mobile phone or other mobile device into a feature-rich multimedia device that allows people to stream, download, and play video and music, receive live TV, or engage in two way video telephony. PacketVideo’s innovations and engineering leadership have led to breakthroughs in content encoding, content delivery systems, and advanced multimedia-enabled handset development around the world.

For mobile device manufacturers, shorter product cycles and increasing demand for advanced technologies are driving collaboration with third party solution providers, such as PacketVideo, to aid their product development. We believe that PacketVideo’s technical capabilities and depth of knowledge are key reasons why PacketVideo has been chosen by the world’s largest device manufacturers and wireless carriers to help them quickly develop and introduce new multimedia enabled handsets and multimedia services to the market. Over one hundred million handsets containing PacketVideo software have been shipped worldwide by device manufacturers including LGE, Motorola, Nokia and Samsung. In addition, PacketVideo provides multimedia software solutions to some of the world’s largest wireless carriers including NTT DoCoMo, Orange, T-Mobile and Verizon Wireless. According to IDC, high-end mobile phones and converged mobile devices represented 20% of all mobile phones shipped in 2005. This percentage is expected to increase to 45% of the more than one billion handsets forecasted to be shipped in 2008. We believe that this trend, combined with forthcoming software from PacketVideo that contains major enhancements, will enable PacketVideo to maintain its strong market share position.

PacketVideo’s current suite of device embedded software solutions are based on a modular architecture to enable rapid integration with the industry’s leading hardware platforms and operating systems.

PacketVideo Multimedia Framework. PacketVideo’s core software product powers the playback of video and music in millions of mobile phone handsets worldwide. The PacketVideo Multimedia Framework is an embedded client with modular options to enable the downloading, streaming, and playback of content files based on all major media formats. PacketVideo Multimedia Framework codec modules include: WMA 9/10/Pro, WMV 9, AAC, HE-AAC, HE-AAC V2, AVC/H.264, MPEG-4, Real Audio, Real Video, MP3, MP3 PRO, AMR and WB-AMR.

PacketVideo Connect. PacketVideo Connect is a family of customizable software products that auto-detect and link popular devices through the home, allowing end-users to share and enjoy all kinds of mobile-multimedia content on the devices of their choice. The PacketVideo Connect server is certified by the Digital Living Network Alliance (DLNA), a consortium of more than 300 consumer electronics and technology companies. The software is interoperable with hundreds of other DLNA-certified home electronic and mobile devices.

PacketVideo Mobile TV Solutions. PacketVideo’s mobile TV solutions enable mobile broadcast TV. Features include live streaming TV, video-on-demand, high-performance multimedia codecs, picture-in-picture, personal video recorder, fast channel changing, and support for PacketVideo or third-party Electronic Service Guide

PacketVideo Multimedia Communications. PacketVideo's two-way video telephony software solution is 324M-compliant real-time video telephony—for two-way voice and video conversations and video conferencing. Features include picture-in-picture, call recording option, Push-to-Talk (VOIP support) and SIP support for push-to-view.

PacketVideo Imaging Solutions. PacketVideo's advanced imaging engine renders photos, organizes albums and edits pictures, all on the handset. PacketVideo’s imaging technology significantly improves the user experience with rapid access to images created by the mobile device’s camera, with the additional benefit of highly optimized memory. In addition, the software enables users to record their own audio, video and digital photos directly on the handset.

PacketVideo Digital Rights Management (“DRM”) Solutions. A mobile implementation of content protection and business rules for commercial media consumption. DRM types supported include: WindowsMedia DRM, OMA 1.0 and 2.0, SDC - Java DRM, and NDSF. In addition, PacketVideo owns, and is further developing SDC - Java DRM.

PacketVideo Experience Application. PacketVideo Experience is a mobile web 2.0 media services application designed to add value to a mobile operator’s existing content delivery services by managing and serving data about media content, rather than the media payload. It is designed to enable a personalized music entertainment experience for users based on their personal preferences:

The introduction of affordable, high-speed Internet service via DSL and cable broadband provided software developers with a unique opportunity to develop entire new categories of software applications. Many of these applications focused on the capture, manipulation, and transmission of multimedia content such as music, images, and video. Several, such as iTunes, Windows Media Player, Google Video, and peer-to-peer applications such as BitTorrent have achieved extremely high levels of popularity and, in some cases, spawned businesses with market valuations that exceed those of the companies that actually provide broadband connections to end-users. We believe that a similar opportunity to develop innovative software applications, optimized for the mobile environment, exists with the wide scale introduction of affordable mobile broadband services.

The emergence of mobile broadband will necessitate the development of new categories of software applications optimized to take full advantage of the distinctive mobility features inherent in mobile broadband systems. To be successful, developers of these new software applications must accommodate the complexities (e.g., variable connection rates) and unique capabilities (e.g., mobile positioning) associated with wireless broadband and will need to overcome mobile device (e.g., smartphones) design restrictions such as limited memory, power limitation and on-board processing capabilities. In addition, mobile application software developers will need to fully understand underlying 4G wireless broadband network technologies such as WiMAX to ensure optimal performance of their multimedia software applications in a challenging wireless environment. We expect that global deployments of mobile broadband networks will create a unique opportunity for software developers such as PacketVideo to create innovative multimedia software applications and server platforms optimized for the mobile and converged media environment.

We believe that PacketVideo is well positioned to help develop these types of next-generation, mobile broadband software applications for the following reasons:

•	PacketVideo is already a global provider of device embedded, mobile multimedia software and has broad experience in developing software for memory and processor limited mobile devices.

•
As part of NextWave, PacketVideo will have full access to the company’s extensive mobile broadband technology development activities and will be able to develop new multimedia software applications that take full advantage of the unique capabilities we are designing into our products and technologies.

•
Unlike the aforementioned PC software environment, there are no dominant mobile device operating systems and, in fact, over two dozen such operating systems are currently in use by mobile handset manufacturers worldwide. PacketVideo’s software has been engineered to work with virtually all of the most popular mobile device operating systems in use today. By maintaining this flexible approach, we believe that PacketVideo’s next generation of mobile broadband software will be well-positioned to enjoy continued wide scale industry adoption.

GO Networks Mobile Broadband Wireless Network Systems

Based in Mountain View, CA, with a major technology development center located in Tel Aviv, Israel, our GO Networks subsidiary has approximately 67 employees and provides commercial and municipal service providers with high-performance mobile Wi-Fi systems. As noted above, GO Networks, inclusive of these employees, was acquired in February 2007.

GO Networks’ Mobile Broadband Wireless system combines xRFTM smart-antenna technology with a cellular-mesh Wi-FI architecture to provide commercial and municipal service providers with a cost-effective solution to support bandwidth-intensive mobile broadband services such as video streaming, real-time gaming, video telephony and other types of multimedia applications.

xRF Adaptive Beamforming Smart Antenna Technology: GO Networks’ xRF adaptive smart-antenna technology is based on a patent-pending implementation of adaptive beamforming and smart-antenna signal processing algorithms and is one of the industry’s only smart-antenna implementations designed for cellular-mesh Wi-Fi solutions.

On the receive side, xRF technology is designed to address the challenges of multipath (where a transmitted signal follows several propagation paths towards the receiver, causing time delay and delay spread that results in higher bit error rates and degraded performance) by constructively combining phase shifted signals received through reflections, resulting in significant improvements to the signal-to-noise ratio (SNR), particularly in multipath-prone non-line-of-sight (NLOS) scenarios.

On the transmit side, xRF technology focuses radio energy towards the Wi-Fi client, effectively reducing the amount of multipath the client’s receiver is exposed to and increasing the system’s range and throughput. The xRF technology allows GO Networks’ Mobile Broadband Wireless base stations to comply with point-to-point rules and operate at a transmit power much higher than conventional Wi-Fi systems, resulting in improvements to range, capacity and throughput in the coverage area.

GO Networks’ xRF technology is also one of the industry’s only smart antenna technology that operates in a multi-channel access solution and supports both sectored and omni-directional base stations. xRF technology powers GO Networks’ single access channel pico base station and the multi-channel micro base station which transmits and receives over two simultaneous, non-synchronous 802.11 channels.

Cellular-Mesh Wi-Fi: GO Networks Mobile Broadband Wireless cellular-mesh Wi-Fi architecture combines cellular-style radio and mesh networking architecture. This architecture uses a meshed combination of “micro” and “pico” Wi-Fi base stations to provide cost-effective Wi-Fi coverage. Mobile Broadband Wireless 2000 series micro base stations are used to provide top-down micro-cellular Wi-Fi coverage while Mobile Broadband Wireless 1000 series pico base stations provide complementary street-level Wi-Fi coverage. Mesh networking can significantly reduce the costs associated with operating wide-area Wi-Fi networks, enable cost-effective street-level coverage, and simplify network configuration and reconfiguration.

The GO Networks’ Mobile Broadband Wireless system is comprised of the following network elements:

•
WLS 2100 Micro Cellular-Mesh Wi-Fi Sector Base Station: The WLS 2100 is a 120 degree multi-radio sector panel designed for easy installation on building sides, rooftops, towers and utility poles. The WLS 2100 is equipped with two xRF-enabled 802.11 b/g access radios and a separate 802.11a channel for beamformed user access and high-performance mesh backhaul.

•
WLP 1100 Pico Cellular-Mesh Wi-Fi- Base Station: The WLP 1100 is an omni-directional multi-radio weather-proof unit intended for street-level pole/utility pole Wi-Fi applications. The WLP 1100 is equipped with one xRF-powered 802.11 b/g access radio and a separate 802.11a channel for beamformed user access and high-performance mesh networking and backhaul.

•
MBW EMS/NMS Platform: The MBW EMS/NMS platform offers a sophisticated set of management tools for element management as well as network-wide performance monitoring and management. From the MBW EMS/NMS console, operators can proactively monitor network and RF performance and dynamically reconfigure their Wi-Fi infrastructure, at the access point level or network-wide, to meet varying RF environments, network conditions, traffic and user loads.

Network Services & Solutions

Based in Henderson, Nevada, our Network Solutions Group, a part of our NextWave Broadband subsidiary, intends to offer a full suite of network design and implementation services to wireless service providers, including RF and core network design service, network optimization and operation services, and back-office application services. NSG is currently developing a WiMAX/Wi-Fi field test in Henderson, Nevada, to showcase its network support services and the company’s wireless broadband products and technologies to service providers seeking to deploy next-generation networks. We intend to make our spectrum available to service providers looking to individually or jointly deploy next-generation wireless broadband networks that utilize our advanced products and technologies. Potential service providers include wireless service providers, cable operators, multimedia content distributors, applications service providers and Internet service providers. We believe that a model under which service providers can utilize our spectrum to offer advanced wireless broadband services will help accelerate sales of our mobile broadband products and technologiesn.

Our Network Solutions Group intends to offer participating service providers with the following network design and implementation services:

•	RF design;

•	Network construction;

•	Network optimization;

•	Network operations center implementation;

•	IP core network including security integration;

•	Core network integration;

•	Billing and operational support systems;

•	Customer support systems; and

•	Network operations and maintenance, including Network Management Systems (NMS).

Our Network Solutions Group has approximately 65 employees and full-time equivalent contractors with extensive backgrounds in building and operating wireless networks and in designing and implementing back-office systems. Members of the Network Solutions Group have built and operated wireless networks for companies such as AirTouch, AT&T Wireless, McCaw Cellular, Nextel and SprintPCS. Since 2003, our Network Solutions Group’s engineers have been operating a test-bed facility in Henderson, Nevada, to evaluate the capabilities of various wireless technologies including various Wi-Fi products, 1xEV-DO, TD-CDMA and Flash-OFDM. These technical evaluations included in-depth assessments of key performance criteria including link budgets, spectral efficiencies, service quality, data rates, connection reliability, mobile capabilities, data link security and cost-per-bit economics.

In parallel to its technology assessment initiatives, our Network Solutions Group has designed an advanced IP core network designed to support end-to-end IP connectivity, reduce IP core network costs, and quickly enable new services. During the same period, our Network Solutions Group also completed the design and has begun implementation of an advanced back-office system architecture consisting of billing, operational support systems (e.g., Mediation, LDAP and RADIUS) and customer care systems and has designed a network operations center that will enable our Network Solutions Group to efficiently monitor the performance of its managed networks.

Las Vegas Test Site

To demonstrate the features and capabilities of our WiMAX and Wi-Fi technologies, our Network Solutions Group is developing a mobile WiMAX/Wi-Fi test site in Henderson, Nevada that will utilize our licensed spectrum and is expected to become operational in 2007. We intend to use this test site to demonstrate the performance of our integrated WiMAX and Wi-Fi mobile broadband technologies and our advanced IP core and back-office systems. We plan to further develop this test site with vendor partners and service providers and believe that the test site will be an important step towards successful commercialization of our WiMAX/Wi-Fi products and technologies. In addition, to accelerate industry development of WiMAX technologies, we intend to make our test site facilities available to others in the WiMAX industry for the purpose of conducting product evaluations and compatibility testing.

We believe that Las Vegas represents an ideal location for testing, developing and evaluating a mobile WiMAX/Wi-Fi test site for a number of reasons, including:

•	Las Vegas is one of the fastest growing metropolitan areas in the country, with demographics that are conducive gauging customer acceptability;

•	Existing tower inventory and flexible zoning procedures will reduce the time required to deploy a network;

•
As the current operational headquarters for our Network Service Group, most of our network engineering and resources needed to design, build, and operate a mobile WiMAX/Wi-Fi network are already located in the market; and

•	Las Vegas represents a highly attractive market for potential service provider customers.

Spectrum Portfolio

Domestic Spectrum Summary

To date, we have acquired spectrum and entered into long-term leases that provide us with exclusive leasehold access to licensed spectrum throughout the U.S. We have compiled a spectrum portfolio covering approximately 248.9 million persons, or POPs, across the country, and we will continue to identify and acquire complementary spectrum to add to our portfolio. We have 20 MHz or more of spectrum covering 136.4 million POPs, and 10MHz of spectrum covering an additional 98.7 million POPs. In a number of markets, including much of the New York metropolitan area, we have 30 MHz or more of spectrum. We are focused on acquiring authorizations to use licensed spectrum in the top 100 U.S. markets, which have population densities and demographics most suitable to drive adoption of wireless broadband. We also have acquired licenses to use spectrum in smaller markets and plan to continue to acquire licenses in these markets to improve our overall coverage footprint.

To date, we have focused our efforts on obtaining licenses or other rights to use 2.3 GHz Wireless Communication Service (“WCS”) spectrum, 2.5 GHz Broadband Radio Service (“BRS”) and 2.5 GHz Educational Broadband Service (“EBS”) spectrum. We also acquired 154 licenses in the 1.7GHz/2.1GHz band, known as the Advanced Wireless Service (“AWS”) spectrum. We believe these spectrum bands are suitable for the deployment of mobile WiMAX networks and we are engineering our products and technologies to take advantage of the acquired licenses. We believe that additional spectrum bands also are attractive for the deployment of mobile WiMAX networks and, in the future, we may obtain spectrum in those bands and investigate ways to use unlicensed spectrum alongside our existing spectrum holdings to strengthen our network operations.

Summary information about our current spectrum holdings in the United States is set forth below.

Type of Spectrum
MEA	MEA Name	POPs (mm)	BRS/EBS	WCS	AWS	Top Covered CMAs within MEA (POP Rank)
1	Boston	9.5		x	x	Boston (9), Providence (50)
2	New York City	31.9	x	x	x	New York (2), Hartford (40)
3	Buffalo	1.5		x		Buffalo (42), Chautauqua (113)
4	Philadelphia	8.8	x	x	x	Philadelphia (5), Wilmington (75)
5	Washington	0.8			x	Virginia 10 - Frederick (218)
6	Richmond	1.4			x	Highland (261), Roanoke (267)
7	Charlotte-Greensboro-Greenville-Raleigh	7.0			x	Greenville (68), Columbia SC (89)
8	Atlanta	4.6			x	Chattanooga (107), Augusta (115)
9	Jacksonville	2.8		x	x	Jacksonville (39), Tallahassee (184)
10	Tampa-St. Petersburg-Orlando	2.1			x	Florida 4 - Citrus (85), Sarasota (159)
11	Miami	1.2			x	Fort Myers (99), Florida 1 - Collier (168)

12	Pittsburgh	2.8			x	Pittsburgh (22), Johnstown (283)
13	Cincinnati-Dayton	1.2			x	Huntington (188), Charleston (255)
14	Columbus	0.7			x	Ohio 6 - Morrow (106), Ohio 9 -Ross (259)
15	Cleveland	5.2		x	x	Cleveland (25), Akron (73)
16	Detroit	11.0		x		Detroit (7), Grand Rapids (60)
17	Milwaukee	5.2		x		Milwaukee (33), Madison (117)
18	Chicago	14.2		x	x	Chicago (3), Gary (80)
19	Indianapolis	2.7			x	Indianapolis (31), Indiana 6 - Randolph (302)
20	Minneapolis-St. Paul	7.0		x		Minneapolis - St. Paul (14), Hubbard (202)
21	Des Moines-Quad Cities	2.9		x		Des Moines (108), Davenport (161)
22	Knoxville	1.4			x	Knoxville (86), Jonson City (110)
23	Louisville-Lexington-Evansville	2.0			x	Louisville (51), Kentucky 3 - Meade (167)
24	Birmingham	0.9			x	Montgomery (166), Butler (288)
25	Nashville	1.0			x	Tennessee 3 - Macon (144), Clarksville (311)
26	Memphis-Jackson	1.6			x	Tennessee 5 - Fayette (143), Tenn. 1 - Lake (181)
27	New Orleans-Baton Rouge	2.0			x	New Orleans (41), Mobile (91)
28	Little Rock	2.8			x	Little Rock (84), Fayetteville (158)
29	Kansas City	3.3		x		Kansas City (26), Topeka (317)
30	St. Louis	5.0		x	x	St. Louis (18), Illinois 8 - Washington (173)
31	Houston	7.3		x	x	Houston (6), Louisiana 5 - Beauregard (137)
32	Dallas-Fort Worth	12.8	x	x	x	Dallas-Fort Worth (4), Austin (36)
33	Denver	5.4		x		Denver - Boulder (17), Colorado Springs (87)
34	Omaha	1.8		x		Omaha (72), Lincoln (228)
35	Wichita	1.2		x	x	Wichita (94), Kansas 14 - Reno (387)
36	Tulsa	1.4		x	x	Tulsa (58), Oklahoma 4 - Nowata (309)
37	Oklahoma City	1.9		x	x	Oklahoma City (46), Oklahoma 6 - Seminole (289)
38	San Antonio	4.1		x		San Antonio (27), McAllen (77)
39	El Paso-Albuquerque	2.7	x	x	x	EL Paso (71), Albuquerque (74)
40	Phoenix	5.6		x		Phoenix (13), Tucson (53)
41	Spokane-Billings	2.1		x	x	Spokane (120), Idaho 1 - Boundary (212)
42	Salt Lake City	3.5		x	x	Salt Lake City (34), Provo (128)
43	San Francisco-Oakland-San Jose	15.0		x	x	San Francisco (12), Sacramento (24)
44	Los Angeles-San Diego	24.9	x	x	x	Los Angeles (1), San Diego (15)
45	Portland	4.0		x	x	Portland (23), Salem (147)
46	Seattle	5.1		x		Seattle (20), Tacoma (69)
47	Alaska	0.6			x	Anchorage (215), Alaska 2 - Bethel (377)
48	Hawaii	1.3		x		Honolulu (55), Hawaii 3 - Hawaii (415)
49	Puerto Rico and U.S. Virgin Islands	3.8			x	San Juan (21), Puerto Rico 2 - Adjuntas (209)
	Total (excluding overlaps)	248.9 (approx)	x	x	x

(1)
WCS licenses are assigned by the FCC according to MEAs or REAGs (see further explanation below in “WCS Spectrum”). MEAs are named for the largest metropolitan area contained within the licensed geographic service area. An MEA is significantly larger than the metropolitan area for which it is named. REAGs are named for the geographic region the license covers.

(2)	Our AWS, WCS and BRS spectrum is held directly through FCC licenses. Our EBS spectrum has been leased on a long-term basis from current license holders.

(3)	AWS licenses are assigned by the FCC according to REAGs, EAs, or CMAs (see further explanation below in “AWS Spectrum”).

(4)
We lease EBS spectrum from multiple parties in the greater New York, NY metropolitan area, including geographic areas in New York, New Jersey and Connecticut. These leases give us access to different amounts of spectrum in specific parts of the market area. The term of these leases range from 20 to up to 60 years when their renewal options are included.

(5)
We lease EBS spectrum from The Orange Catholic Foundation in the Los Angeles, CA (Orange County) area. This lease has an initial 10 year term and contains five renewal options for 10 years each to extend the term of the lease.

(6)
The source for our POP figure is derived from 2006 composite data contained in databases managed by Applied Geographic Solutions Inc. of Newbury Park CA. Except for Puerto Rico which is derived from 2000 census figures.

WCS Spectrum

We have acquired WCS spectrum from third parties pursuant to privately negotiated purchase agreements. The 2.3 GHz WCS band is divided into four frequency blocks, A through D. Blocks A and B have 10MHz of spectrum each and blocks C and D have 5 MHz each. We have acquired WCS licenses in the A, B, C and D frequency blocks. The WCS A and B blocks are licensed in 52 individual geographic regions covering the United States, including the Gulf of Mexico, and are called Major Economic Areas (MEA). The WCS C and D blocks are licensed in six larger geographic regions, also covering the United States and are called Regional Economic Area Groupings (“REAGs”). Both MEAs and REAGs are of various sizes in terms of population and geographic coverage.

WCS licenses are allocated by the FCC for “flexible use.” This means that the spectrum can be used to provide any type of fixed, portable, mobile (except aeronautical mobile) or radiolocation services to individuals and businesses, including the wireless broadband services we intend to offer. Any such offerings are subject to compliance with technical rules in Part 27, Title 47 of the Code of Federal Regulations, as well as any applicable border treaties or agreements governing operations near the Canadian and Mexican borders.

NextWave’s Canadian WCS licenses are held by our Canadian subsidiary, 4253311 Canada Inc. The licenses carry a 10 year license term with a renewal expectancy of an additional 10 years. Because the licenses were issued by Industry Canada through two separate auctions, 63 licenses have an expiration date of November of 2014, while 25 licenses have an expiration date of April of 2015. The licenses are “radiocommunication user” licenses and cannot be used to provide service for compensation before the licenses are converted to either “radiocommunication service provider” licenses or “radiocommunication carrier” licenses. Conversion of the licenses will require compliance with Canadian ownership and control restrictions. In addition, each Canadian WCS license is subject to a 5 year usage implementation requirement, demonstrating that the spectrum is being put to use at a level that is acceptable to Industry Canada. Again, because the licenses were issued at two different times, there are two different implementation deadlines, November of 2009 for 63 licenses, and April of 2010 for the other 25 licenses.

BRS and EBS Spectrum

We have acquired BRS spectrum licenses from third parties pursuant to privately negotiated purchase agreements. In the future, licenses for vacant BRS spectrum may also be obtained through third parties and FCC auctions. Rights to lease and use EBS spectrum are acquired by commercial interests like us from educational entities through privately negotiated lease agreements. Our long-term leases make available to us exclusive leasehold access to the leased EBS spectrum for a total period of time ranging from 20 to up to 60 years when renewal options are included. On April 27, 2006, the FCC released new rules governing EBS lease terms. EBS licensees are now permitted to enter into lease agreements with a maximum term of 30 years; lease agreements with terms longer than 15 years must contain a “right of review” by the EBS licensee every five years beginning in year 15.

Under current regulations, after giving effect to an FCC-mandated transition of the spectrum to a new band configuration, which must be complete by October 19, 2010 (barring disputes in the transition process), the total spectrum bandwidth licensed by the FCC for EBS and BRS spectrum is 194 MHz. Approximately 75% of this spectrum is licensed for the EBS and 25% is licensed for the BRS. Under FCC rules, regulations and policies (“FCC rules”), up to 95% of the spectrum dedicated to each EBS license can be leased for commercial purposes subject to compliance with FCC rules. After transitioning the EBS and BRS spectrum to the new band plan, individual channels and channel groups of EBS and BRS spectrum will range from 5.5 MHz to 23.5 MHz of spectrum. Most, but not all, EBS and BRS channel “groups” contain four channels and 23.5 MHz of spectrum.

Until 1996, BRS spectrum was licensed according to Geographic Service Areas with a 35-mile radius. These “incumbent” licenses continue to exist today. In 1996, the FCC conducted an auction and assigned licenses for available BRS spectrum according to Basic Trading Areas or BTAs of various sizes. These BTA licenses were granted subject to the prior rights of the incumbent BRS license holders. We have acquired licenses from incumbent BRS licensees, licensed for 35-mile Geographic Service Areas. We may in the future acquire BRS spectrum licensed for BTAs.

EBS spectrum is licensed only for Geographic Service Areas with a 35-mile radius. In the future, vacant EBS spectrum may be assigned by BTAs, or some other licensing construct chosen by the FCC. EBS spectrum is licensed exclusively to accredited educational institutions, governmental organizations engaged in the formal education of enrolled students (e.g., school districts), and nonprofit organizations whose purposes are educational.

The FCC’s rules for BRS and EBS spectrum were substantially revised in 2004 to provide more flexibility in how the spectrum is licensed and used; proceedings to revise the rules continue today. Use of the spectrum has evolved to include fixed and mobile, digital, two-way systems capable of providing high-speed, high-capacity broadband service, including two-way Internet access service via low-power, cellularized communication systems and single-cell high-power systems. On April 27, 2006, the FCC released additional orders to reform FCC rules related to BRS and EBS spectrum. Although these new, amended rules became effective on July 19, 2006, they are subject to petitions for reconsideration, which seek to modify some of these amendments. For a more detailed description of these new rules, see “Government Regulation - BRS/EBS License Conditions.”

AWS Spectrum

We acquired 154 AWS licenses in FCC Auction No. 66. The FCC granted AWS spectrum pursuant to Economic Area (“EA”) licenses, REAG licenses and CMA licenses. The AWS auction involved a total of 1,122 licenses: 36 REAG licenses, 352 EA licenses, and 734 CMA licenses. EA, REAG and CMA licenses vary widely in terms of population and geographic coverage.

In terms of spectral size, the AWS spectrum is divided into six spectrum block, A through F. There are three 10 MHz blocks, each consisting of paired 5 MHz channels, and three 20 MHz blocks, each consisting of paired 10 MHz channels. We have acquired both 20 MHz and 10 MHz licenses.

AWS licenses are allocated by the FCC for “flexible use.” This means that the spectrum can be used to provide any type of fixed, portable or mobile services to individuals and businesses, including the wireless broadband services we intend to offer. Any such offerings are subject to compliance with technical rules in Part 27, Title 47 of the Code of Federal Regulations as well as any applicable border treaties or agreement governing operations near the Canadian and Mexican borders.

On December 15, 2006, we acquired 3.5 GHz BWA spectrum in Germany. The acquisition includes 42MHz of spectrum in all service areas. The licenses vary widely in terms of population and geographic coverage, but include major cities, such as Koln/Dusseldorf, Stuttgart/Karlbsruhe, Berlin/Brandenburg, Munster and Rhein/Main.

On March 2, 2007, we acquired WCS spectrum in Canada. The acquisition includes 30MHz of spectrum in all service areas. The licenses vary widely in terms of population and geographic coverage, but include major cities, such as Montreal, Ottawa, Edmonton, Quebec and Winnipeg.

 International Investments

We have made international investments to leverage our development activities and to potentially serve as a vehicle to market our WiMAX products in international markets. These investments include a 51% interest in Inquam Broadband, a joint venture based in Germany that has acquired nationwide spectrum licenses in Germany, and a 33% interest in Hughes Systique, an offshore software development company located in India. In addition, we have opened a liaison office in Korea, the location of the world’s first commercial metropolitan-area wireless broadband network.

Inquam Broadband

We acquired 51% of the equity of Inquam Broadband Limited, a Cayman Islands corporation, for $1.6 million and have agreed to provide additional funding up to 1.4 million Euros ($1.7 million at December 30, 2006), of which $1.1 million has been funded through December 30, 2006. Inquam Broadband was formed in January 2006 as a joint venture with Inquam-BMR GP, a private investment partnership. Through Inquam Broadband, we have broadband telecommunications assets in Germany and, subject to final regulatory action,  Switzerland. Under a separate note agreement established for the purpose of funding Inquam Broadband’s bids at wireless spectrum auctions in Germany and Switzerland, we loaned to a wholly-owned subsidiary of Inquam Broadband up to 17.6 million Euros and 7.1 million Swiss Francs ($28.9 million at December 30, 2006), of which $22.7 million was outstanding at December 30, 2006. Inquam Broadband and its subsidiary have not yet conducted any significant operating activities.

In connection with the formation of Inquam Broadband, we received an option to acquire a 51% equity interest in Inquam Deutschland GmbH for an exercise price of 9.7 million Euros ($12.7 million at December 30, 2006), subject to certain adjustments. Inquam Deutschland, an affiliate of Inquam-BMR GP, holds a nationwide spectrum award of 2x1.25 MHz from the German telecommunications regulatory agency. Our option to purchase 51% of Inquam Deutschland expires on the later of April 18, 2007 and the 12th business day following the announcement of the outcome of the Swiss auction described below. At any time prior to the expiration of our option, Inquam-BMR GP has the right to purchase an interest between 25% and 49% in the note agreement described above, at which time both Inquam-BMR GP’s and NextWave’s note interests would simultaneously convert into ordinary shares of Inquam Broadband on a pro rata basis. In lieu of this right and at any time prior to the expiration of the option, Inquam-BMR GP has the right to require NextWave to purchase all shares then held by Inquam-BMR GP for 1,000 Euros per share ($2.1 million at December 30, 2006). In the event that Inquam-BMR GP does not exercise either of these rights prior to the expiration of NextWave’s option in April 2007, NextWave must elect to either convert the note into shares of Inquam Broadband equal to the note amount divided by 1,000 or purchase all Inquam Broadband shares then held by Inquam-BMR GP for 1,000 Euros per share ($2.1 million at December 30, 2006). Inquam Broadband may implement and operate a pilot network in Cologne, Germany, together with Netcologne, using the existing spectrum in Inquam Deutschland.

In December 2006, Inquam Broadband Holdings Ltd, a subsidiary of Inquam Broadband was declared the winner of 28 Broadband Wireless Access (BWA) licenses, covering 100% of the Federal Republic of Germany, with an estimated population of 83 million, in the BWA spectrum auction conducted by BNetzA, the German regulatory authority for telecommunications. Inquam Broadband acquired the 42 MHz wide licenses, located in the 3.5 GHz frequency band, at a cost of $23.1 million or approximately seven tenths of a cent per MHz-POP. In February 2007, Inquam Broadband participated in a spectrum auction in Switzerland. We are currently awaiting notification from the Federal Office of Communication in Switzerland, which will determine if the license will be granted to Inquam Broadband for the minimum concession.

Hughes Systique

In October 2005, we acquired a 33% equity interest in Hughes Systique Corporation (“HSC”) for $4.5 million. The remaining equity is owned by Hughes Communications, Inc., the parent company of Hughes Network Systems, and the employees of HSC. Formed in 2005, HSC is an offshore software development company that specializes in providing software development services to the telecommunications industry using engineers and software developers in India. The President and CEO of HSC, Pradeep Kaul, has more than 33 years of experience in the wireless industry, including as an executive at Hughes Network Systems, and previously formed a successful offshore development company that was sold to Flextronics International. We entered into the relationship with HSC to facilitate and expedite the development of software modules and applications required in connection with our broadband development activities. In October 2005, we also entered into a 24-month service agreement with HSC pursuant to which we have agreed to contract for a minimum level of programmers during the term of the agreement. This agreement was amended in December 2006, extending the term through June 2009.

Korea Liaison Office

In January 2006, we obtained the necessary governmental approvals to open a corporate liaison office in Korea limited to five employees. Our country manager, Dr. Hyock Jo Kwon, was President and CEO of Shinsegi Telecom Company, which launched the world’s first commercial wireless network based on CDMA technology. Our Korea liaison office occupies leased office space in Seoul’s Korea Stock Exchange Building. The goal of the office is to establish, develop and pursue mutually beneficial business opportunities and technology relationships in wireless communications with Korean corporations and research organizations addressing advance wireless products and services for global markets.

Korea has become a global leader in the wireless broadband industry. Korea Telecom is currently deploying the world’s first mobile broadband network based on the WiBro standard. WiBro, developed by Korea’s Electronics and Telecommunications Research Institute (ETRI) and Korean wireless equipment manufacturers, has been harmonized with the IEEE 802.16e standard. South Korea’s Telecommunications Technology Association (TTA) was recently named as the world’s second WiMAX Forum certification laboratory to provide testing and certifying services for WiMAX.

Sales and Marketing

WiMAX /Wi-Fi Semiconductors and Network Products

We intend to market our family of WiMAX/Wi-Fi semiconductors, software, and network products to network infrastructure and device manufacturers as well as network operators worldwide. We plan to utilize a direct sales organization and third-party outlets to sell our products and will utilize third-party sales representatives and stocking distributors as additional channels to market our chipsets. In addition, we also intend to utilize a direct sales organization and third-party outlets to market and/or license our network products and technologies to network infrastructure manufacturers who intend to market WiMAX/Wi-Fi network equipment to wireless broadband service providers.

We intend to promote industry awareness of our products and technologies via the deployment of our Las Vegas test site, and through industry trade shows, public relations initiatives, trade advertising and our company web site. In addition, we intend to actively work with leading trade publications and industry analysts to educate potential customers on the benefits of our products and technologies.

WiMAX Network Services

We intend to provide network design and implementation services to service providers who will build and operate wireless broadband networks that utilize our technologies and/or spectrum. Because our network services will be provided in connection with our product sales, we do not envision the need to develop a separate sales channel to market our network services.

Multimedia Software Products

Our PacketVideo subsidiary utilizes a team of strategic account managers to market its multimedia software products to device manufacturers and service provider customers in North America, Asia and Europe. At present, PacketVideo’s customers include BenQ-Siemens, Fujitsu, LGE, Mitsubishi, Motorola, NEC, Nokia, Orange, Panasonic, Samsung, Sanyo, Sony-Ericsson, T-Mobile and Verizon Wireless.

To promote its suite of software products and services, PacketVideo exhibits at high-profile wireless trade events including 3GSM World Congress, CTIA, and CTIA Wireless IT & Entertainment.

Wi-Fi Network Products

Our GO Networks subsidiary markets it products and services to service providers, carriers, and municipalities through a direct sales force and through local system integrators on a worldwide basis. At present, GO Networks’ primary markets are North America, Europe, the Middle East, and Africa. Secondary markets include the Asia-Pacific, and Central/Latin America. GO Networks is in discussions with strategic partners and OEM vendors that would integrate GO Networks products into their portfolio of wireless network solutions.

GO Networks intends to generate market awareness and promote its products through print and internet advertising, press and analyst outreach initiatives, publication of technical, educational and business articles in industry magazines, and participation in tradeshows, conferences and technology seminars.

Geographic Breakdown of Revenues

During the year ended December 30, 2006, we generated $16.5 million of revenues (68%) in the United States, $4.6 million (19%) in Japan, $2.5 million (10%) in Europe and $0.7 million (3%) in other regions of the world.

For the period from inception (April 13, 2005) to December 31, 2005, we generated $1.9 million of revenues (45%) in the United States, $1.3 million (32%) in Japan, $0.6 million (13%) in Europe and $0.4 million (10%) in other regions of the world.

Competition

Advanced Technology Group

We expect the market for our WiMAX products to be highly competitive and expect that competition will increase in the future. The principal competitive factors include:

•	Industry adoption of wireless standards that compete with mobile WiMAX; and

•	Mobile WiMAX semiconductors and related products offered by our competitors.

Competing Wireless Broadband Standards

Mobile WiMAX will compete with third generation (3G), CDMA based wireless technologies and fourth generation (4G), Orthogonal Frequency Division Multiple Access (OFDMA) based wireless air-interface technologies that are intended to provide mobile broadband services to the market. Major alternative wireless broadband technologies include:

CDMA2000: CDMA2000 is a registered trademark of the Telecommunications Industry Association and describes a family of 3G mobile telecommunications standards based on the 3GPP2 telecommunications specification. CDMA2000 includes the 1xEV-DO standards which have achieved high levels of industry support in the United States and abroad, including nationwide deployments by Verizon Wireless and Sprint Nextel. It is expected that CDMA2000 may be harmonized with the 802.20 Mobile Broadband Wireless Access OFDMA that is currently under development.

UMTS: Universal Mobile Telecommunications System (UMTS) is a 3G wireless technology, based on the 3GPP specification, that uses W-CDMA (Wideband - Code Division Multiple Access) as its underlying air-interface standard. UMTS has achieved a high level of industry acceptance and has the support of some of the largest GSM wireless network operators in the world. To enhance network performance, UMTS network operators are currently deploying a new WCDMA protocol called High Speed Downlink Packet Access (HSDPA) that is expected to significantly improve downstream network data rates. In the future, it is expected that network operators will also deploy High Speed Uplink Packet Access (HSUPA) that is expected to significantly improve upstream network data rates. In addition, LTE, or Long Term Evolution, is the trade name for research and development work that is underway to identify future OFDMA technologies and capabilities needed to help ensure that 3GPP remains a highly competitive technology in the future.

As providers of mobile WiMAX product and technologies, we may compete indirectly with some or all of well-established, international companies that are engaged in the development, manufacture and sale of products and technologies that support alternative wireless broadband standards, including Alcatel, Ericsson, Huawei, LGE, Lucent, Motorola, Nokia, Nortel, QUALCOMM, Samsung and Siemens.

Competing WiMAX Products and Technology Providers

We will be competing with numerous companies that are developing or marketing WiMAX products and technologies that will directly compete with our products and technologies including Beceem, Fujitsu, Intel, Motorola, Nortel, RunCom, Samsung, Sequans and WaveSat. Some of these companies have significantly greater financial, technical development, marketing and other resources than we do, are already marketing commercial WiMAX semiconductor products, and have established a significant time to market advantage. In addition, we expect additional competition to emerge in the WiMAX semiconductor and components market from well-established companies, such as Broadcom and Samsung.

Multimedia Software Products

At present, the primary competitors for PacketVideo’s multimedia software products are the internal multimedia design teams at the OEM handset manufacturers to whom PacketVideo markets its products and services. Importantly, these OEMs represent some of PacketVideo’s largest customers. In addition several companies, including Flextronics/Emuzed, Hantro, Nextreaming, Philips Software, Sasken and Thin Multimedia also currently provide software products and services that directly or indirectly compete with PacketVideo. As the market for embedded multimedia software evolves, we anticipate that additional competitors may emerge including Apple Computer, Real Networks and OpenWave.

Wi-Fi Network Systems

GO Networks competition ranges from small and medium size companies such as Tropos Networks, Strix Systems, and Belair Networks to large-scale systems suppliers such as Cisco, Motorola, and Nortel. Some of these companies have significantly greater financial, technical development, and marketing resources than GO Networks, are already marketing carrier-class Wi-Fi systems, and have established a significant time-to-market advantage.

Intellectual Property

In order to protect our proprietary rights in our products and technologies, we rely primarily upon a combination of patent, trademark, trade secret and copyright law as well as confidentiality, non-disclosure and assignment of inventions agreements. We have six U.S. patents, one of which is the subject of extensive foreign filing. We have fifty-five patent applications pending in the United States as well as four U.S. provisional patent applications. We have nine pending intent-to-use U.S. trademark applications as well as four U.S. trademark registrations and one service mark registration. There are numerous foreign trademark applications as well as numerous foreign registrations. Due to the early development stage of our WiMAX technology development business, our registered PacketVideo trademark is the only trademark that is currently material to our business.

In addition, we have typically entered into nondisclosure, confidentiality and assignment of inventions agreements with our employees, consultants and with some of our suppliers and customers who have access to sensitive information. We cannot assure you that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of our technology or independent development and/or the sale by others of products with features based upon, or otherwise similar to, those of our products.

Given the rapid pace of technological development in the communications industry, we also cannot assure you that our products do not or will not infringe on existing or future proprietary rights of others. Specifically, more than 30 companies have submitted letters of assurance related to IEEE Standard 802.16 and amendments stating that they may hold or control patents or patent applications, the use of which would be unavoidable to create a compliant implementation of either mandatory or optional portions of the standard. In such letters, the patent holder typically asserts that it is prepared to grant a license to its essential IP to an unrestricted number of applicants on a worldwide, non-discriminatory or “demonstrably free of unfair discrimination” basis and on reasonable terms and conditions. If any companies asserting that they hold or control patents or patent applications necessary to implement mobile WiMAX do not submit letters of assurance, or state in such letters that they do not expect to grant licenses, this could have an adverse effect on the implementation of mobile WiMAX networks and the sale of our mobile WiMAX products and technologies. In addition, we can not be certain of the validity of the patents or patent applications asserted in the letters of assurance submitted to date, or the terms of any licenses which may be demanded by the holders of such patents or patent applications. If we are required to pay substantial license fees to any company (s) not participating in the process defined by 802.16 intellectual property committee for any “finished” mobile WiMAX products, this could adversely affect the profitability of these products.

Although we believe that our technology has been independently developed and that none of our intellectual property infringes on the rights of others, we cannot assure you that third parties will not assert infringement claims against us or seek an injunction on the sale of any of our products in the future. If an infringement were found to exist, we may attempt to acquire the requisite licenses or rights to use such technology or intellectual property. However, we cannot assure you that such licenses or rights could be obtained on terms that would not have a material adverse effect on us, if at all.

We license and will continue to seek licenses to certain technologies from others for use in connection with some of our products and technologies. While none of our current license agreements are material at the time of this 10-K Form, the inability to obtain such licenses or loss of these licenses could impair our ability to develop and market finished products to end-users.  If we are unable to obtain or maintain the licenses that we need, we may be unable to develop and market our products or processes, or we may need to obtain substitute technologies of lower quality or performance characteristics or at greater cost.

Participation in the WiMAX Standardization Process

The standardization of a wireless broadband technology such as WiMAX is driven by professional associations consisting of experts employed by companies who have an interest in developing the relevant technology. We believe that our participation in these associations is important in order to influence the development of standards and in order to keep up to date with the latest technological developments in our industry.

The most important technological standards in our industry are developed by the Institute of Electrical and Electronics Engineers (IEEE). WiMAX is based on the IEEE standard 802.16e for broadband wireless access. The 802.16e mobile WiMAX standard is the latest generation of the IEEE 802.16 Air Interface standard, which is the state-of-the-art standard for wireless multimedia distribution. It was initially designed for multimedia distribution for outdoor fixed broadband wireless access (BWA) markets where it addresses the “Last Mile” problem for the extension of fiber, cable and DSL networks. It takes the best features from earlier proprietary wireless access systems and combines them to provide a flexible wireless network solution capable of meeting the most stringent requirements for reliable multimedia communications.

NextWave has actively participated in the development of the IEEE 802.16 standard. Ken Stanwood, Executive Vice President of Technical and Standards Development, has participated in IEEE 802.16 from the very start, and is responsible for much of the core Media Access Control (MAC) layer technology in the standard. He recently finished a three year term as vice chair of IEEE 802.16. In addition, Dr. Roger Marks, Senior Vice President - Industry Relations of our Advanced Technology Group, currently serves as chairman of IEEE 802.16. Many additional NextWave personnel support the process as task group officers and participants.

Even with the development of the IEEE 802.16 standard, the interoperability of wireless broadband devices and networks is not guaranteed. For example, two vendors could pick the same profile but implement it differently. Acknowledging that risk, the companies involved in the development of IEEE 802.16 decided to create another voluntary industry organization, known as the WiMAX Forum that would certify devices and technologies that meet a uniform standard. In April 2001, the WiMAX Forum was established, with Mr. Stanwood as one of the founders. The WiMAX Forum creates and monitors the test specifications for wireless broadband systems and components based on the IEEE 802.16 standard.

The WiMAX Forum now has hundreds of industry participants as members, including AT&T, Cisco, Intel, Motorola, Nokia, Nortel and Samsung. The WiMAX Forum is in the process of certifying fixed WirelessMAN-OFDM systems through independent laboratory conformance testing and plug-fests. Plug-fests are events at which participating companies have the opportunity to test and demonstrate the interoperability of their products based on a set of standards. The WiMAX Forum is embarking on test specifications and plug-fests for WirelessMAN-OFDMA scalable OFDMA mobile systems, commonly referred to as 802.16e systems.

In parallel with efforts by the IEEE and the WiMAX Forum, the Telecommunications Technology Association (TTA) in Korea developed WiBro, an 802.16-based standard, which emphasizes support for mobility based on the 802.16e amendment. Efforts supported by TTA and IEEE 802.16 to harmonize the WiBro standard with the IEEE 802.16e standard were successful. WiBro was converted from a wireless standard to a service requiring WiMAX certified equipment in the 2.3 GHz band.

Government Regulation

Overview

Communications industry regulation changes rapidly, and such changes could adversely impact us. The following discussion describes some of the major communications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here also may influence our business.

Communications services are regulated to varying degrees at the federal level by the Federal Communications Commission (“FCC”) and at the state level by public utilities commissions (“PUCs”). NextWave’s suite of wireless broadband products and services is subject to federal regulation in a number of areas, including the licensing and use of spectrum, and the technical parameters, certification, marketing, operation and disposition of wireless devices. Applicable consumer protection regulations also are enforced at the federal and state levels.

The following summary of applicable regulation does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are the subject of ongoing judicial proceedings, proposed legislation and administrative proceedings that could change the manner in which our industry is regulated and the manner in which we operate. We cannot predict the outcome of any of these matters or their potential impact on our business. See “Risks Relating to Government Regulation.”

Licensing and Use of Wireless Spectrum

The FCC regulates the licensing, construction, use, renewal, revocation, acquisition and sale of our licensed wireless spectrum holdings. Our wireless spectrum holdings currently include licensed spectrum in the WCS, AWS and BRS bands, and leased spectrum in the EBS band. We intend to make this spectrum available to service providers who want to deploy and operate next-generation mobile broadband networks that utilize our advanced technologies and spectrum.

Certain general regulatory requirements apply to all licensed wireless spectrum. For example, certain build-out or “substantial service” requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. The Communications Act and FCC rules also require FCC prior approval for the acquisition, assignment or transfer of control of FCC licenses. In addition, FCC rules permit spectrum leasing arrangements for a range of wireless licenses. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum. The FCC Sets rules, regulations and policies to, among other things:

•	grant licenses in the WCS, AWS, BRS and EBS bands;

•	regulate the technical parameters and standards governing wireless services, the certification, operation and marketing of radio frequency devices and the placement of certain transmitting facilities;

•	impose build-out or performance requirements as a condition to license renewals;

•	approve applications for license renewals;

•	approve assignments and transfers of control of FCC licenses;

•	approve leases covering use of FCC licenses held by other persons and organizations;

•	resolve harmful radiofrequency interference between users of various spectrum bands;

•	impose fines, forfeitures and license revocations for violations of FCC rules; and

•	impose other obligations that it determines to be in the public interest.

Additional, more specific regulatory requirements that apply to WCS, AWS, BRS and EBS spectrum are described below. Compliance with all of the foregoing regulatory requirements, and those listed below, increases our cost of doing business. For a description of an interference issue which may impact use of WCS, BRS and EBS spectrum, see “Risks Relating to Government Regulation-Wireless Devices utilizing WCS, BRS and EBS Spectrum May Be Susceptible to Interference from Satellite Digital Audio Radio Services (“SDARS”).”

WCS License Conditions

WCS licensees must comply with all applicable legal and technical rules imposed by the FCC, including those found in Part 27, Title 47 of the Code of Federal Regulations. WCS licenses are granted for ten-year license terms, and licensees are required under applicable Part 27 rules to demonstrate that they are providing “substantial service” in their license area within the initial license term. Substantial service is defined as “service which is sound, favorable, and substantially above a level of mediocre service which just might minimally warrant renewal.” For WCS licensees, the FCC recently extended the substantial service build-out deadline until July 21, 2010. Failure to make the substantial service demonstration by that date, without seeking and obtaining an extension from the FCC, would result in license forfeiture. Extensions of time to meet substantial service demonstrations are not routinely granted by the FCC.

BRS-EBS License Conditions

Like WCS licenses, EBS and BRS licenses are granted for ten-year license terms, and licensees must comply with all applicable legal and technical rules imposed by the FCC, including those found in Part 27, Title 47 of the Code of Federal Regulations. Unlike WCS licenses, BRS and EBS licenses were granted at different times and, therefore, do not have a uniform expiration date. BRS and EBS licensees must also demonstrate that they are providing “substantial service” in their license areas. On April 27, 2006, the FCC released an order in which a May 1, 2011 substantial service deadline for EBS and BRS spectrum was adopted.

From 2004 to 2006, the FCC adopted a number of rule changes which create more flexible BRS/EBS spectrum rules to facilitate the growth of new and innovative wireless technologies and services, including fixed and mobile wireless broadband services. Although the proceedings to reform BRS/EBS rules have largely been completed, they remain subject to legal challenges and petitions for reconsideration and, thus, are subject to additional revisions. The FCC ordered the 2.5 GHz band to be reconfigured into three segments: upper- and lower-band segments for low-power operations, and a middle-band segment for high-power operations. The new BRS/EBS band configuration eliminates the use of interleaved channels by licensees in favor of contiguous channel blocks. By creating contiguous channel blocks, and grouping high- and low-power users into separate portions of the BRS/EBS band, the new band plan reduces the likelihood of interference caused by incompatible uses and creates incentives for the development of low-power, cellularized broadband operations, which were inhibited by the prior band plan. The new BRS/EBS band plan will allow licensees to use the 2496-2690 MHz spectrum in a more economical and efficient manner and will support the introduction of next-generation wireless technologies. The new rules preserve the operations of existing licensees, including educational institutions currently offering instructional television programming, but require that licensees transition to the new band plan by October 19, 2010 (barring disputes in the transition process), which includes relocating licensees from their current channel assignments to new spectrum designations in the band.

For each EBS and BRS licensee, the deadline for filing initial plans with the FCC - the first step in launching the transition process in a given market - is January 19, 2009. After the initial plan is filed with the FCC, licensees have a 90-day transition planning period, followed by an additional eighteen months to complete the transition. We and other parties intend to transition the 2.5 GHz band to the new configuration on a market-by-market basis. The process may require several years to complete nationally. When the transition is complete, which should occur by October 19, 2010, we believe that the 2.5 GHz band will be more suitable for providing NextWave’s suite of wireless broadband products and services. See, “Risks Relating to Government Regulation-We Will Not Have Complete Control Over our Transition of EBS and BRS Spectrum, Which Could Impact Compliance With FCC Rules.”

AWS License Conditions

AWS licensees must comply with all applicable legal and technical rules imposed by the FCC, including those found in Part 27, Title 47 of the Code of Federal Regulations. The initial AWS licenses, which include all of our licenses, are granted for a fifteen-year license term, with a renewal term of 10-years. Licensees are required to demonstrate that they are providing “substantial service” in their license area within the initial fifteen-year license term. Substantial service is defined as “service which is sound, favorable, and substantially above a level of mediocre service which just might minimally warrant renewal.” For our AWS licensees, the renewal deadline and the substantial service build-out deadline is December 18, 2021. Failure to make the substantial service demonstration, without seeking and obtaining an extension from the FCC, would result in license forfeiture. Extensions of time to meet substantial service demonstrations are not routinely granted by the FCC.

The AWS spectrum includes a large number of incumbent federal government and non-government operations that must be relocated to other spectrum. AWS licensees are required to coordinate their operations to avoid interfering with these incumbent stations until relocation is complete. A small number of these incumbent stations must be protected indefinitely. In certain cases, the AWS licensee must pay for the relocation of incumbent stations within the AWS licensee’s license area. AWS licensees are effectively prohibited from deploying time division duplex (“TDD”) systems in the AWS spectrum.

Point-to-Point Microwave License Conditions

We hold a number of 18 GHz and 23 GHz point-to-point microwave licenses in Las Vegas that we intend to use as part of our network to transmit or “backhaul” wireless broadband communications traffic to our cell sites and network trial operations center. These licenses are granted based upon applications that demonstrate that the applicant is legally and technically qualified and that the proposed station will not cause impermissible interference to other stations or proposed stations that are entitled to interference protection. These licenses also have license terms of 10 years, and are subject to satisfying construction deadlines that occur 18 months after the licenses are granted. Point-to-point microwave licensees must also comply with certain technical rules contained in Part 101, Title 47 of the Code of Federal Regulations.

New Spectrum Opportunities and Spectrum Auctions

Several FCC proceedings and initiatives are underway that may affect the availability of spectrum for commercial wireless services. These proceedings may make more wireless spectrum available to us and other new wireless competitors. We believe that additional spectrum bands may also be attractive for the deployment of mobile WiMAX networks, and in the future we may obtain spectrum in those bands through secondary markets acquisitions and leases and whatever mechanisms the FCC may establish including participation in FCC auctions.

Other FCC Requirements

Internet Access Services

Internet access services are generally considered “information services,” not “telecommunications services,” and are therefore exempt from common carrier regulation by the FCC. Such services are not, however, without regulatory requirements. Providers of facilities-based broadband Internet access services, and providers of interconnected VoIP services, are required to comply with the Communications Assistance for Law Enforcement Act (“CALEA”). Providers of interconnected VoIP services also are required to comply both with Enhanced 911 (“E911”) regulations, which require routing of 911 calls to geographically appropriate public safety answering points based on the caller’s location, as well as certain Universal Service Fund (“USF”) contribution, reporting and registration obligations. Certain consumer protection regulations also may apply at the state and federal levels. The regulatory treatment of other IP-enabled services, including the remainder of NextWave’s wireless broadband products and services, is presently under consideration by the FCC.

Voice over Internet Protocol

The FCC has and continues to consider the regulatory status of various forms of VoIP services. In 2004, the FCC issued decisions in which it found that: (i) a computer-to-computer VoIP service for which no charge is assessed and conventional telephone numbers are not used, is an unregulated “information service,” rather than a telecommunications service ; and (ii) long distance offerings in which calls originate from and terminate to the ordinary public switched telephone network, using regular telephones, but are transmitted in part through the use of IP, are “telecommunications services,” thereby rendering such services subject to the payment of access charges. The FCC also preempted states from exercising entry and related economic regulation of VoIP services that require the use of specialized end user equipment to send/receive calls over a broadband connection to the Internet, and use North American Numbering Plan (NANP) numbers as the identification mechanism for the user’s IP address. This ruling did not address specifically whether this form of VoIP is an “information service” or a “telecommunications service,” or what regulatory obligations, such as intercarrier compensation, should apply. In 2005, as detailed below, the FCC subjected “interconnected VoIP” service providers to Enhanced 911 and Communications Assistance for Law Enforcement Act obligations. In 2006 the FCC subjected “interconnected VoIP” service providers to certain USF contribution, reporting, registration and contribution obligations (discussed below). Issues surrounding whether or how VoIP offerings should be regulated, including whether they should pay access charges, along with the regulatory treatment of other IP-enabled services, is presently under consideration by the FCC.

E911 Services

The FCC adopted E911 obligations for broadband service providers that offer interconnected VoIP service to end users. E911 systems route 911 calls to a geographically appropriate public safety answering point based on the caller’s location. Unlike basic 911, which merely connects the caller with public safety entities, E911 provides public safety entities with the caller’s call back number and in many cases location information. The FCC order establishing this obligation was not clear as to whether the obligation, which has been effective since November 28, 2005, applies to both wholesale and retail providers of interconnected VoIP service. The obligation can be met through contracting with third parties or purchasing tariffed E911 services from local exchange carriers. The FCC also is examining whether to apply a range of additional E911 requirements to interconnected VoIP providers.

CALEA Requirements

Providers of interconnected VoIP and facilities-based broadband Internet access providers are subject to the requirements set forth in CALEA. CALEA requires that our equipment, facilities and services allow for lawfully authorized electronic surveillance by law enforcement agencies based on either industry or FCC standards. In September 2005, the FCC extended CALEA obligations to facilities-based broadband Internet access providers and to interconnected VoIP providers, whether wireline or wireless. These entities must be compliant with CALEA’s obligations by May 14, 2007, unless a waiver or extension has been obtained from the FCC.

Universal Service Fund

In 2006, the FCC established USF contribution, reporting and registration obligations for providers of interconnected VoIP. The USF contribution obligation is based upon the portion of revenues derived from “telecommunications” service and the end-user telecommunications revenues derived from interstate and international traffic. The FCC rules provide various mechanisms for determining the contribution figure. Some aspects of these contribution rules, as applied to providers of interconnected VoIP service, are the subject of a pending challenge in federal court. Interconnected VoIP service providers also will be subject to the same USF reporting procedures that apply to all other providers of interstate and international telecommunications. These reporting procedures involve quarterly reporting of the gross projected billed and collected end-user interstate and international revenues as well as annual reporting of actual, gross, billed and collected end-user interstate and international revenues. Under the FCC rules, providers of interstate and international telecommunications whose annual USF contribution are expected to be less than $10,000 are not required to contribute to the USF, or file quarterly or annual USF reports. All interconnected VoIP providers that have not already registered with the FCC and designated an agent for service of process must complete certain registration requirements.

Consumer-Related Regulations

The FCC is considering whether Internet access services, regardless of the technology used, should be subject to FCC consumer protection regulations. Various states may also exercise authority over terms and conditions of Internet access services, such as billing practices and other consumer-related matters. Compliance with additional consumer-related obligations will result in significant additional costs for us.

Privacy-Related Regulations

In providing NextWave’s suite of wireless broadband products and services to consumers, we may be required to comply with FCC-mandated rules that limit how customer proprietary network information, or CPNI, can be used for marketing purposes, and what we must do to safeguard CPNI. It was recently reported that the call detail records of both wireline and wireless telephone customers are available from certain Internet-based vendors. Both Congress and state legislatures are considering legislation to criminalize the sale of call detail records and to further restrict the manner in which carriers make such information available. The FCC is investigating these practices and is examining whether existing regulations with respect to CPNI require revision or expansion, which could result in additional costs to us, including administrative or operational burdens on our customer care, sales, marketing and IT systems.

Equipment Certification

Our equipment must conform to a variety of federal regulations that require compliance with administrative and technical requirements as a condition to marketing devices that emit radio frequency energy.

Tower Siting

Wireless systems must comply with various federal, state and local regulations that govern the siting, marking, lighting and construction of transmitter towers and antennas, including regulations promulgated by the FCC and Federal Aviation Administration, or FAA. FCC rules subject certain tower locations to environmental and historic preservation statutory requirements. To the extent governmental agencies impose additional requirements on the tower siting process, the time and cost to construct and deploy towers could be negatively impacted. The FAA has proposed modifications to its rules that would impose certain notification requirements upon entities seeking to (i) construct or modify any tower or transmitting structure located within certain proximity parameters of any airport or heliport, and/or (ii) construct or modify transmission facilities using the 2500-2700 MHz radiofrequency band, which encompasses virtually all of the BRS/EBS frequency band. If adopted, these requirements could impose new administrative burdens upon users of BRS/EBS spectrum.

E-waste legislation

Electronics waste laws, also known as “E-waste” laws, went into effect July 1, 2006 in California, China, Japan and the European Union (“EU”) and require electronics developers, manufacturers and distributors to eliminate hazardous substances,   such as lead and mercury, in their products and to participate in, and finance, the recycling of E-waste. Congress is considering national legislation that would override state E-waste laws and provide for more consistent application of E-waste standards.

Employees

As of March 21, 2007, we had 662 full-time employees, including 240 in our Advanced Technology Group, 47 in our Network Solutions Group, 234 in PacketVideo, 67 in GO Networks and 74 in corporate operations and administration. In addition, we had 220 full-time equivalent contractors, including 18 in our Advanced Technology Group, 18 in our Network Solutions Group, 153 in PacketVideo and 31 in corporate operations and administration. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good.

Our History

NextWave Telecom and the PCS Business

Our predecessor entity, NextWave Wireless Inc. (later converted to NextWave Wireless LLC, and referred to in this Annual Report on Form 10-K as “Old NextWave Wireless”) was formed in 1996 as a wholly owned operating subsidiary of NextWave Telecom, Inc. (“NTI”). NTI sought to develop a nationwide CDMA-based PCS network. In 1998, Old NextWave Wireless, together with NTI and its other subsidiaries (the “NextWave Telecom group”), filed for protection under Chapter 11 of the United States Bankruptcy Code. During the seven-year pendency of the Chapter 11 case, Old NextWave Wireless continued its involvement in the build-out of NTI’s PCS network. Substantially all of the related assets, except the PCS licenses, were abandoned when NTI was sold to Verizon Wireless as part of the plan of reorganization of the NextWave Telecom group described below.

Wireless Broadband Development

Although a commercial wireless broadband business was not developed during the pendency of the Chapter 11 case, the vision for our company was created at that time. Beginning in 2003, NTI began to explore opportunities to create the technology for a broadband wireless network utilizing BRS spectrum in the 2.5 GHz frequency range. In late 2003, NTI received authority from the Bankruptcy Court to construct and test a wireless broadband network in the Las Vegas, Nevada metropolitan area. Old NextWave Wireless acquired the rights to 24 MHz of BRS spectrum in Las Vegas and began work on the test network. In 2004, Old NextWave Wireless acquired preferred stock representing a 50% equity interest in CYGNUS Communications, Inc., a company engaged in the development of wireless communications hardware. Among other reasons, to separate the new prospective BRS spectrum wireless technology business from the PCS business of the rest of the NextWave Telecom group, NTI formed a new subsidiary, NextWave Broadband, to be the operating company for the BRS business. The capitalization of a new wireless technology company was discussed with the stakeholders of the NextWave Telecom group and was made part of the plan of reorganization described below.

Plan of Reorganization and Verizon Wireless Transaction

On March 1, 2005, the Bankruptcy Court confirmed the plan of reorganization of the NextWave Telecom group, including Old NextWave Wireless. In December 2004, Old NextWave Wireless was converted from a corporation to a limited liability company. The plan of reorganization was funded with the proceeds from the sale of NextWave Telecom and its subsidiaries (other than Old NextWave Wireless) to Verizon Wireless for $3.0 billion, in addition to previous PCS spectrum sales to Cingular Wireless, Verizon Wireless and MetroPCS. The plan of reorganization provided for the payment in full of all the creditors of the NextWave Telecom group and the funding of Old NextWave Wireless as a new wireless broadband technology company to be distributed to equityholders, together with an aggregate distribution of $2.6 billion in cash and $149 million principal amount of our Non-Recourse Secured Notes. Prior to the consummation of the plan of reorganization, NTI and its subsidiaries entered into a global settlement agreement with the FCC resolving all outstanding claims of the FCC.

In connection with the sale of NextWave Telecom and its subsidiaries to Verizon Wireless, we agreed to indemnify NextWave Telecom and its subsidiaries against all pre-closing liabilities of NextWave Telecom and its subsidiaries and against any violation of the Bankruptcy Court injunction against persons having claims against NextWave Telecom and its subsidiaries, with no limit on the amount of such indemnity. A total of $165.0 million was held in escrow (the “Escrow Amount”) in order to secure such indemnity, and to satisfy any amounts due to Verizon Wireless in the event that the consolidated net loss of the NextWave Telecom group for the taxable year commencing on January 1, 2005, and ending on April 13, 2005 was, subject to certain adjustments, less than $1.362 billion. On December 6, 2006, Verizon and AirTouch Cellular, the assignee of Verizon, entered into an agreement (i) to settle the amounts payable under the Escrow Account and (ii) to release the Escrow Amount plus accrued interest. As a result, we received approximately $153.9 million of the proceeds from the Escrow Account, including accrued interest. In addition, the FCC received approximately $16.1 million of funds held in escrow, including approximately $0.8 million held under a separate escrow, pursuant to a December 2004 stipulation entered into between NextWave and the FCC. We are not currently aware of any other indemnifiable losses that remain following the effective date of the sale to Verizon, and Verizon has not made any related claims therefor.

  As part of the plan of reorganization, we issued $148.5 million of Non-Recourse Secured Notes to the former equityholders of NextWave Telecom. The notes were non-recourse to our assets and we were required to redeem the notes using the proceeds of any escrow release, net of payments due to the FCC. Accordingly, the full amount of the escrow released to us, $153.9 million, or approximately 103.5% of the face amount of the notes, was paid directly into an escrow account to fund the redemption of the notes. The notes were redeemed as of December 21, 2006.

Inception of a Wireless Technology Company

The following steps were taken to organize Old NextWave Wireless as a new wireless technology company as part of the plan of reorganization:

•	The NextWave Telecom group abandoned substantially all of its PCS networks, technology and fixed assets, except the PCS spectrum licenses to be acquired by Verizon Wireless.

•
NTI and its subsidiaries transferred all of their remaining non-PCS assets to NextWave Broadband, except cash and the PCS spectrum licenses to be acquired by Verizon Wireless. The assets contributed primarily consisted of property and equipment not desired by Verizon Wireless, having a fair market value of less than $10 million.

•	NextWave Broadband was transferred to Old NextWave Wireless.

•
Old NextWave Wireless retained its investment in CYGNUS preferred stock and convertible notes, as well as wireless licenses useful for its new technology broadband business with a value of approximately $33.6 million.

•
NTI and its subsidiaries, including Old NextWave Wireless, obtained an order providing a release of claims pursuant to Section 1141 of the Bankruptcy Code. To the extent that such release did not eliminate all liabilities of the NextWave Telecom group, NextWave Wireless assumed and agreed to indemnify Verizon Wireless against such liabilities.

•	NTI and its subsidiaries (other than Old NextWave Wireless) were sold to Verizon Wireless for $3.0 billion.

•
Membership units of NextWave were distributed to the former stockholders of NTI, which distribution was exempt from registration under the Securities Act pursuant to Section 1145 of the Bankruptcy Code. Upon this distribution, on April 13, 2005, Old NextWave Wireless emerged as NextWave Wireless.

•	Simultaneously with the distribution, NextWave was capitalized with $550 million of cash proceeds from the sale to Verizon Wireless and prior PCS spectrum license sales.

•
Pursuant to the plan, the NTI stockholders received the undivided interests in the underlying assets of Old NextWave Wireless as part of their consideration for the redemption of their NTI shares, which was followed by the deemed contribution of these undivided interests to NextWave in return for membership interests in NextWave.

Our Recent Acquisitions

Since our emergence as a new wireless technology company, we have made several strategic investments and acquisitions, including most significantly:

•
In March 2007, we acquired all of the outstanding shares of common stock of 4253311 Canada Inc., a Canadian company. The total cost of the acquisition was approximately $26.0 million in cash. The assets of the company are comprised almost entirely of wireless spectrum covering Canadian markets.

•
In February 2007, NextWave acquired all of the outstanding common stock and warrants of GO Networks, Inc., for $13.2, million at closing plus the assumption of $6.7 million in debt, of which $1.3 million was paid at closing. Additional purchase consideration of up to $25.7 million may be paid in shares of NextWave common stock, subject to the achievement of certain operational milestones in the 18-month period subsequent to the closing of the acquisition. NextWave also adopted the GO Networks Employee Stock Bonus Plan, whereby certain employees may receive up to an aggregate of $5.0 million in shares of NextWave common stock upon the achievement of the operational milestones referred to above.

•
In January 2007, PacketVideo acquired all of the shares of SDC Secure Digital Container AG for cash of $19.0 million. The acquisition will be accounted for in the first quarter of 2007 using the purchase method of accounting whereby the total purchase price, including any transaction related expenses, will be allocated to tangible and intangible assets acquired based upon their respective fair values.

•
In December 2006, we were awarded 154 spectrum licenses for an aggregate bid of $115.6 million in the AWS auction. These licenses significantly increased our spectrum portfolio to cover approximately 249 million persons.

•
Since our emergence as a wireless technology company, we have consummated transactions to acquire licensed spectrum rights, including subsequent lease obligations, for amounts totaling approximately $497 million, including our recent acquisition of WCS Wireless Inc., which holds spectrum covering 188.8 million persons, or POPs, in the Central, Western, and Northeastern United States, for $160.5 million.

•	In July 2005 we acquired all of the outstanding shares of PacketVideo Corporation for $46.7 million in cash.

Corporate Conversion Merger

To enable our listing on The Nasdaq Global Market, NextWave Wireless LLC’s Board of Managers and a majority in interest of NextWave Wireless LLC’s members approved the conversion of the Company from a Delaware limited liability company to a Delaware corporation. The corporate conversion was effected on November 13, 2006 through the merger of a wholly owned subsidiary of ours with and into NextWave Wireless LLC. Our common stock is now listed on The Nasdaq Global Market under the ticker symbol “WAVE”. In the merger, NextWave Wireless LLC’s equity holders received one share of our common stock for every six membership interests that they held. No fractional shares of our common stock were issued in connection with the corporate conversion merger. Instead, holders of LLC interests who would otherwise have been entitled to a fraction of a share of common stock were paid cash equal to $1.00 per LLC interest not exchanged for a whole share of our common stock. Each holder of NextWave Wireless LLC’s limited liability interests own the same percentage of the outstanding equity of the Company before and immediately after the corporate conversion merger. In addition, we assumed NextWave Wireless LLC’s obligations under all stock option plans of the Company and its subsidiaries.

Executive Officers of the Registrant

All of our executive officers are elected at the organizational meeting of our Board of Directors held annually and serve at the pleasure of the Board of Directors. The following table sets forth names, ages and positions of the persons who are our executive officers as of March 21, 2007.

Name	Age	Position
Allen Salmasi	52	Chief Executive Officer and President
George C. Alex	47	Executive Vice President - Chief Financial Officer
Roy D. Berger	49	Executive Vice President - Corporate Marketing & Communications
Frank A. Cassou	50	Executive Vice President - Corporate Development and Chief Legal Counsel, Secretary
Kevin M. Finn	65	Executive Vice President - Chief Compliance Officer
Mark Kelley	46	Executive Vice President - Chief Division Officer (ATG)
Richard Kornfeld	46	Executive Vice President - Chief Strategy Officer
Jim Madsen	47	Executive Vice President - Chief Business Development Officer
David B. Needham	49	Executive Vice President - Chief Division Officer (NSG)
R. Andrew Salony	54	Executive Vice President - Chief Administration Officer
Kenneth Stanwood	45	Executive Vice President - Technical and Standards Development

Allen Salmasi has served as our Chairman of the Board, Chief Executive Officer and President since our inception. Previously, Mr. Salmasi served as Chairman and CEO of NTI, which he founded in 1995 and subsequently sold to Verizon Wireless in 2005. Prior to NTI, Mr. Salmasi was a member of the Board of Directors, President of the Wireless Telecommunications Division, and Chief Strategic Officer of QUALCOMM Inc. He joined QUALCOMM in 1988 as a result of the merger of QUALCOMM and Omninet Corporation, which Mr. Salmasi founded in 1984. He initiated and led the development of CDMA technologies, standards and the associated businesses at QUALCOMM until 1995. At Omninet, he conceived and led the development of the first OmniTRACS system, which provides two-way messaging and position reporting services to mobile users. From 1979 to 1984, Mr. Salmasi held several technical and management positions at the National Aeronautics and Space Administration Jet Propulsion Laboratory. Mr. Salmasi received two B.S. degrees in Electrical Engineering and Management Economics from Purdue University in 1977. He received his M.S. degrees in Electrical Engineering from Purdue University in 1979 and Applied Mathematics from the University of Southern California in 1983, respectively. He completed his course work at the University of Southern California towards a Ph.D. degree in Electrical Engineering.

Frank A. Cassou is our Executive Vice President, Corporate Development and Chief Legal Counsel and our Secretary. Mr. Cassou held similar positions at NTI, which he joined in 1996. Mr. Cassou has served as a Director since our inception. Prior to joining NextWave, Mr. Cassou was a partner at the law firm of Cooley Godward LLP, where he practiced corporate law representing telecommunications and technology companies. He was outside corporate counsel to QUALCOMM from June 1991 through February 1996, representing the company in its public financing and acquisition transactions, licensing agreements and the formation of strategic partnerships.

George C. Alex serves as our Chief Financial Officer. Mr. Alex joined NextWave Telecom in 2001 as Senior Vice President, Finance. Formerly, he was Chief Financial Officer of Network Plus Corp., an integrated communications provider and a Managing Director of Prudential Securities, where he headed the telecommunications practice. During his career as an investment banker, Mr. Alex completed transactions that raised more than $20 billion for his clients and executed M&A assignments in excess of $6 billion. Mr. Alex earned his B.A. from Harvard University and his M.B.A. from the Amos Tuck Business School at Dartmouth College.

Roy D. Berger serves as our Executive Vice President of Corporate Marketing & Communications. Mr. Berger joined NTI in 1996 as Vice President, Business Planning and subsequently served in a number of executive marketing and business development positions. Prior to joining NextWave, Mr. Berger spent ten years at NYNEX, where he held senior management positions in both the telecommunications and computer retailing/distribution divisions, including Vice President-Personal Communication Services and Vice President-Marketing for NYNEX Mobile Communications. Before joining NYNEX, Mr. Berger held senior management positions with several leading companies in the personal computer retailing industry.

Kevin M. Finn serves as our Chief Compliance Officer and as a Director. Mr. Finn joined NTI in 1995 where he was formerly Senior Vice President, Special Projects. From 1992 until 1995, Mr. Finn served as President of Marin-Finn Industries, Inc. Prior to that, he served as Vice President and General Manager of Densitron Technology plc., and from 1986 to 1988, Mr. Finn was Executive Vice President of Omninet Inc. Mr. Finn was a Vice President of Sony Corporation of America and General Manager of its Component Products Division from 1983 to 1987.

Mark Kelley serves as the Chief Division Officer of NextWave Broadband’s Advanced Technology Group. Mr. Kelley has more than 25 years experience in engineering, communication systems planning and analysis. Prior to joining NextWave in 2005, Mr. Kelley was Chief Technical Officer of Leap Wireless. Formerly, he served as Vice President of Wireless System Design for QUALCOMM, where he was responsible for all wireless infrastructure system design activities, including radio and fixed network system planning, project engineering and the development of QUALCOMM’s commercial CDMA network planning software product. As a Director of Planning for Wireless Design Firm LLC, Mr. Kelley led the design of the world’s first GSM system in Germany. Earlier in his career, Mr. Kelley developed custom ASICs at Hughes Microelectronics. Mr. Kelley holds a Bachelor of Science degree in Electrical Engineering from San Diego State University.

Richard Kornfeld serves as our Chief Strategy Officer. Before joining us, Mr. Kornfeld was the CEO of Staccato Communications, Inc. Prior to this, Mr. Kornfeld was the Vice President and General Manager of Texas Instruments’ Wireless Center responsible for the Wireless Chipset Business. He joined Texas Instruments through the acquisition of Dot Wireless, Inc., which he co-founded and served as the Chairman, CEO and President. Prior to founding Dot Wireless, Mr. Kornfeld had been a founding member of NTI, where he was the Senior Vice President and General Manager of the Consumer Products division. Previously, Mr. Kornfeld was Vice President of Engineering at QUALCOMM, Inc. During his 10-year tenure, he helped QUALCOMM grow from a 20-person startup to a world leader in telecommunications, currently employing more than 7,000 people. Prior to QUALCOMM, Mr. Kornfeld held various technical positions at M/A-Com Linkabit. Mr. Kornfeld is a graduate from the School of Engineering, University of California.

Jim Madsen serves as our Chief Business Development Officer. Formerly, Mr. Madsen held several executive management positions at NTI which he co-founded in 1995. From 1989 to 1995, at QUALCOMM, Mr. Madsen headed CDMA Business Development where he led the company’s PCS business development, marketing and sales initiatives, and also served as Director of Marketing for OmniTRACS’ satellite data communications business and was responsible for worldwide VLSI components business development and marketing. Mr. Madsen earned his S.B. in mechanical engineering from the Massachusetts Institute of Technology and his M.B.A. from Stanford University.

David B. Needham serves as the Chief Division Officer of NextWave Broadband’s Network Solutions Group. He was formerly the Chief Operating Officer for NTI and has been with NextWave since 1996. Prior to joining NextWave, Mr. Needham served as President and Chief Operating Officer of GE Capital-ResCom. From 1992 to 1994, Mr. Needham served as President of MetroCel Cellular Telephone Company, a joint-venture cellular telecommunications company owned by AT&T Wireless and Airtouch Communications serving the Dallas-Fort Worth area. While at MetroCel, Mr. Needham led the development and commercial launch of Voice Touch, the wireless industry’s first voice-activated switch product, and MetroCel Connect, one of the first wireless direction and information services. From 1989 to 1991, Mr. Needham served as District General Manager for the California Valley and Nevada cellular operations of McCaw Cellular Communications. Mr. Needham earned a Bachelor of Arts degree from Harvard University and a Masters in Business Administration from Harvard Business School.

R. Andrew Salony is our Chief Administrative Officer and is responsible for Corporate Planning, Administration and Human Resources. Since joining NTI in 1996, Mr. Salony has served in numerous executive management roles, including Senior Vice President of Marketing, Strategy, Business Development and Human Resources. Prior to his tenure at NextWave, Mr. Salony was a Senior Partner and Managing Director of the wireless division at Warren, Morris and Madison Ltd., a leading boutique executive search firm specializing in telecommunications and entertainment. He began his wireless telecommunications career in 1982 with Communication Industries, where he held executive positions in sales, marketing and general management in the company’s cellular and paging operations. Mr. Salony remained with the company—which was sold to US West in 1986—until 1993, serving as General Manager of the Southern California Region.

Kenneth Stanwood serves as Executive Vice President Technical and Standards Development. Formerly, Mr. Stanwood founded and served as Chief Executive Officer of CYGNUS Communications. Prior to CYGNUS, he was CTO of Ensemble Communications which produced LMDS equipment and provided key technology to 802.16 and WiMAX. As a representative of Ensemble, he was one of the founders of the WiMAX Forum and served on its board of directors. Ken served as vice-chair of IEEE 802.16 for three years and has been involved with 802.16 and ETSI BRAN for over 8 years. He was a primary designer of the 802.16 MAC layer. He holds numerous patents related to broadband wireless access. He received his MS degree from Stanford University.

Technology Development Steering Committee

To provide additional guidance regarding the company’s technology development initiatives, we have formed a Technology Development Steering Committee that consists of highly accomplished individuals with extensive backgrounds in radio technologies, semiconductors, information theory, and signal processing. The Committee is comprised of senior level NextWave engineers and outside experts. Current non-NextWave, outside experts of the Technology Development Steering Committee are:

Dr. Andrew J. Viterbi (Committee Chairman)
Dr. Viterbi serves as president of the Viterbi Group, LLC, which advises and invests in early stage companies in the fields of wireless communications and network infrastructure. In 1985, he co-founded QUALCOMM Corp. where he and his colleagues developed CDMA (Code Division Multiple Access). Dr. Viterbi is a Fellow of the IEEE, a Marconi Fellow, a member of the American Academy of Arts and Sciences, and a member of both the National Academy of Engineering and the National Academy of Sciences. He sits on the USC School of Engineering Board of Councilers, the Burnham Institute Board of Directors and the Scripps Cancer Center Board of Directors and is a Trustee of the Mathematical Sciences Research Institute in Berkeley. Dr. Viterbi has received numerous awards for his contributions to communications theory, including the Institute of Electrical and Electronics Engineers’ (IEEE) Alexander Graham Bell Medal, the Marconi International Fellowship Award, the Christopher Columbus Award, and the IEEE’s Shannon Award and Lecture, considered the highest honor in communication technology. In 1962 Dr. Viterbi earned one of the first Doctorates in Electrical Engineering from the University of Southern California and has received honorary doctorates from universities in the United States, Canada, Italy and Israel.

Dr. Anantha P. Chandrakasan
Dr. Anantha Chandrakasan is currently the Joseph F. and Nancy P. Keithly Professor at the Massachusetts Institute of Technology where he has been a professor since 1994. His research interests include micro-power digital and mixed-signal integrated circuit design, wireless microsensor system design, ultra-wideband radios, and emerging technologies. Dr. Chandrakasan held the Analog Devices Career Development Chair from 1994 to 1997 and served as technical program co-chair for the 1997 International Symposium on Low Power Electronics and Design (ISLPED), VLSI Design 1998, and the 1998 IEEE Workshop on Signal Processing Systems. He was the Signal Processing Sub-committee Chair for ISSCC 1999-2001, the Program Vice-Chair for ISSCC 2002, the Program Chair for ISSCC 2003, and the Technology Directions Sub-committee Chair for ISSCC 2004-2006. He is the Technology Directions Chair for ISSCC 2007. He serves on the SSCS AdCom and is the Committee Chair. He is the Director of the Massachusetts Institute of Technology Microsystems Technology Labs. His awards include the 1993 IEEE Communications Society's Best Tutorial Paper Award, the IEEE Electron Devices Society's 1997 Paul Rappaport Award for Best Paper in an EDS publication, the 1999 Design Automation Conference (DAC) Student Design Contest Award and First Place in the Operational Category of the 2004 DAC/ISSCC Student Design Contest.  He received the NSF Career Development award in 1995, the IBM Faculty Development award in 1995 and the National Semiconductor Faculty Development award in both 1996 and 1997. Dr. Chandrakasan earned the B.S, M.S. and Ph.D. degrees in Electrical Engineering and Computer Sciences from the University of California, Berkeley, in 1989, 1990, and 1994 respectively.

Dr. Ian Galton
Dr. Galton is a professor of Electrical Engineering at the University of California, San Diego where he manages the Integrated Signal Processing Group for conducting research to improve signal processing in mixed-signal (analog and digital) integrated circuits for highly integrated, low-cost, communication systems. Prior to his position at UC San Diego he was at UC Irvine with the NASA Jet Propulsion Laboratory, Acuson, and Mead Data Central where his research has focused on the creation and implementation of critical communication system blocks such as data converters, frequency synthesizers, and clock recovery systems. Dr. Galton consults at several semiconductor companies and teaches industry-oriented courses on mixed-signal integrated circuit design. He has served on the Board of Directors and Technical Advisory Boards at a number of corporations and has held several positions with the IEEE including Editor-in-Chief of Transactions on Circuits and Systems II: Analog and Digital Signal Processing, as a member of the Solid-State Circuits Society Administrative Committee, the Circuits and Systems Society Board of Governors, and the International Solid-State Circuits Conference Technical Program Committee. Dr. Galton earned the Sc.B. degree from Brown University in 1984, and the M.S. and Ph.D. degrees in Electrical Engineering from the California Institute of Technology in 1989 and 1992, respectively.

Dr. Lawrence E. Larson
Dr. Larson is Director of the Center for Wireless Communications at University of California, San Diego and serves as the inaugural Communications Industry Chair. He has been a key figure in the development of ultrahigh frequency compound semiconductor transistor and integrated circuit technology. During the late 1980's Dr. Larson led a team at Hughes Research Laboratories to develop high-reliability InP-based HEMT technology for spaceborne low-noise amplifier applications. His group’s research led to a number of firsts including the world's fastest room temperature millimeter-wave integrated circuit. Dr. Larson’s research in the early 1990's led to the development of the first microwave and mmW applications of microelectronic-mechanical (MEMS) technologies, including the first MEMS switches for microwave applications. Dr. Larson has received 25 US patents, co-authored three books and published over 150 papers. Dr. Larson earned the B.S. in Electrical Engineering and the M. Engineering degrees from Cornell University in 1979 and 1980, respectively, and the PhD degree in Electrical Engineering from the University of California, Los Angeles in 1986.

Mitch Trott
Dr. Mitch Trott is a Principal Research Scientist at Hewlett-Packard Laboratories where he leads research in the fields of wireless communication, information theory and video streaming systems. Prior to his work at Hewlett-Packard he was Director of Research at ArrayComm, Inc., San Jose, CA from 1997 to 2002. From 1992 to 1998 Dr. Trott served as Assistant then Associate Professor of Electrical Engineering at Massachusetts Institute of Technology. In the course of his career he has been named an inventor or co-inventor on 43 U.S. patents. Dr. Trott earned a B.S. and M.S. in Systems Engineering from Case Western University in 1987 and 1988, respectively, and a Ph.D. in Electrical Engineering from Stanford University in 1992.

Dr. David Tse
Dr. Tse is a professor of Electrical Engineering and Computer Sciences at the University of California at Berkeley, where he conducts research in the fields of information theory, wireless communications and networking. Prior to his position at UC Berkeley, Dr. Tse was a postdoctoral member of the technical staff at AT&T Bell Laboratories from 1994 to 1995. He was the Technical Program co-chair of the International Symposium on Information Theory in 2004, and an Associate Editor of the IEEE Transactions on Information Theory from 2001 to 2003. David Tse earned the B.A.Sc. degree in Systems Design Engineering from University of Waterloo, Canada in 1989, and the M.S. and Ph.D. degrees in Electrical Engineering from Massachusetts Institute of Technology in 1991 and 1994, respectively.

Dr. Erez Uri
Dr. Erez Uri is a lecturer in the Electrical Engineering - Systems Department at Tel Aviv University. His research interests are in the fields of information theory and digital communication. He has consulted for a number of communications companies, including Lucent Technologies' Bell Laboratories, Tadiran-Systems and Ultracom and was a recipient of the Omicron Delta prize for his presentation at the 2000 Israel IEEE Convention. Dr. Uri earned undergraduate degrees in mathematics and physics in 1996 at Tel Aviv University, and masters and doctoral degrees in 1999 and 2003, respectively. He completed his postdoctoral studies at MIT in 2005, where he specialized in research on problems of coding and communication.

Dr. Charles Wheatley
Dr. Charles (Chuck) E. Wheatley has been involved with Spread Spectrum concepts, including frequency hopping and direct sequence techniques, for over 40 years. Until his retirement in January, 2007, he was Senior Vice President of Technology and a Fellow at QUALCOMM, Inc. where he worked with CDMA as applied to cellular/personal communications. Dr. Wheatley was a contributor to the successful commercial deployment of CDMA2000 systems in the U.S., China and India. Prior to QUALCOMM, Dr. Wheatley worked at Linkabit Corporation where he contributed to RF and system design aspects of the Milstar program and at Rockwell International. Dr. Wheatley has served for six years on the Board of Trustees of the Reuben H. Fleet Science Center in San Diego California, acting as President since November 2006. He is an IEEE fellow and holds over 75 patents related to the fields of communications and navigation. Dr. Wheatley earned a B.S. degree in Physics from the California Institute of Technology in 1956, a M.S. degree in Electrical Engineering from the University of Southern California Angeles in 1958, and a Ph.D. degree in Electrical Engineering from the University of California (Los Angeles) in 1972.

Dr. Gregory W. Wornell
Dr. Gregory W. Wornell is a professor of Electrical Engineering and Computer Science at the Massachusetts Institute of Technology where he has been a member of the faculty since 1991. He directs the Signals, Information, and Algorithms Laboratory within the Research Laboratory of Electronics, and co-directs the Center for Wireless Networking. He is chair of Graduate Area I (Systems, Communication, Control, and Signal Processing) within the EECS department's doctoral program, and is a member of the Massachusetts Institute of Technology’s Computational and Systems Biology Initiative. He has held visiting appointments at the Department of Electrical Engineering and Computer Science at the University of California, Berkeley, CA, in 1999-2000, at Hewlett-Packard Laboratories, Palo Alto, CA, in 1999, and at AT&T Bell Laboratories in 1992-1993. His research interests and publications are in the areas of signal processing, digital communication, and information theory, and include algorithms and architectures for wireless and sensor networks, broadband systems, and multimedia environments. He has served in a variety of positions with the Signal Processing and Information Theory societies of the IEEE and is a Fellow of the IEEE. Dr.Wornell earned the B.A.Sc. degree (with honors) from the University of British Columbia, Canada, in 1985 and the S.M. and Ph.D. degrees in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology in 1987 and 1991, respectively.

Investor Information

We are a public company and are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Room 1580, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically.

Our website address is http://www.nextwave.com. Our Code of Business Conduct and Ethics is available free of charge on our website.

The certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, about the disclosure contained in this Report are attached hereto.

Item 1A. RISK FACTORS

We are an early-stage company and have limited relevant operating history and a history of losses.

We emerged from our reorganization in April 2005 with a new business plan and have made several recent acquisitions and investments. As a result, we are at an early stage of our development and have had a limited relevant operating history and, consequently, limited historical financial information. Other than through our PacketVideo business, which we acquired in July 2005, we have never generated any material revenues and have limited commercial operations. We are currently unable to project when our wireless broadband products and technologies will be commercially deployed and generate revenue. In addition, we, along with the companies we have acquired, have a history of losses. Other than our PacketVideo business, we will not have the benefit of any meaningful operations, and we will incur significant expenses in advance of generating significant revenues, particularly from our WiMAX/Wi-Fi semiconductor and network component products, and are expected to realize significant operating losses for the next few years. We are therefore subject to all risks typically associated with a start-up entity.

We are in the early stages of the implementation of our business plan. If we are not able to successfully implement all key aspects of our business plan, including selling and/or licensing, high volumes of our WiMAX/Wi-Fi semiconductor and network component products to network operators and to device and network equipment manufacturers, we may not be able to develop a customer base sufficient to generate adequate revenues. If we are unable to successfully implement our business plan and grow our business, either as a result of the risks identified in this section or for any other reason, we may never achieve profitability, in which event our business would fail.

We have identified a material weakness in our internal control over financial reporting, and the identification of any significant deficiencies or material weaknesses in the future could affect our ability to ensure timely and reliable financial reports.

In connection with our close process and the audit of the consolidated financial statements for the year ended December 30, 2006, our management concluded that a material weakness existed relating to revenue recognition pursuant to software contracts of PacketVideo. The Company's failure to properly apply software revenue recognition principles resulted from a lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to software revenue recognition. As a public company, our systems of internal controls over financial reporting are required to comply with the standards adopted by the SEC and the Public Company Accounting Oversight Board (the “PCAOB”). Both regulators currently define a material weakness as a single deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We believe we have taken measures to remedy the material weakness, some of which is still in progress. For a discussion of our internal control over financial reporting and a description of the identified material weakness and the related remedial measures, see Item 9A in this Annual Report on Form 10-K.

We will be required to make our first annual certification on our internal controls over financial reporting in our Annual Report for the fiscal year ended December 30, 2007. In preparing for such certification, we are presently evaluating our internal controls for compliance with applicable SEC and PCAOB requirements. We have identified that a material weakness exists related to revenue recognition in our PacketVideo subsidiary. We also may identify additional areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. We have commenced a review of our existing internal control structure and plan to hire additional personnel. Although our review is not complete, we have taken steps to improve our internal control structure by hiring dedicated, internal compliance personnel to analyze and improve our internal controls, to be supplemented periodically with outside consultants as needed. However, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting as of the end of our fiscal year 2007. Moreover, although our management will continue to review and evaluate the effectiveness of our internal controls, we can give you no assurance that there will be no material weaknesses in our internal control over financial reporting. We may in the future have material weaknesses or other control deficiencies in our internal control over financial reporting as a result of our controls becoming inadequate due to changes in conditions, the degree of compliance with our internal control policies and procedures deteriorating, or for other reasons. If we have significant deficiencies or material weaknesses or other control deficiencies in our internal control over financial reporting, our ability to record, process, summarize and report financial information within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could materially and adversely impact our business, our financial condition and the market value of our securities.

If we fail to effectively manage growth in our business, our ability to develop and commercialize our products will be adversely affected.

Our business and operations have expanded rapidly since the completion of our reorganization in April 2005. For example, from April 13, 2005 through March 21, 2007, the number of our employees has increased from 50 to 662 as a result of organic growth and acquisitions. We acquired GO Networks in February 2007, CYGNUS Communications in February 2006 and PacketVideo in July 2005 and we are still in the process of integrating these businesses. To support our expanded research and development activities for our mobile broadband business and the growth in our PacketVideo business, we must continue to successfully hire, train, motivate and retain our employees. We expect that significant further expansion of our operations and employee base will be necessary. In addition, in order to manage our expanded operations, we will need to continue to expand our management, operational and financial controls and our reporting systems and procedures. We will also need to retain management, key employees and business partners of PacketVideo, GO and CYGNUS. All of these measures will require significant expenditures and will demand the attention of management. Failure to fulfill any of the foregoing requirements could result in our failure to successfully manage our intended growth and development, and successfully integrate PacketVideo, GO and CYGNUS, which would adversely affect our ability to develop and commercialize our products and achieve profitability.

We operate in an extremely competitive environment which could materially adversely affect our ability to win market acceptance of our products and achieve profitability.

We operate in an extremely competitive market and we expect such competition to increase in the future. Set forth below is a brief description of the competitive environment for each of our divisions and PacketVideo:

NextWave Broadband - As providers of mobile broadband products and technologies based on WiMAX and Wi-Fi standards, we will be competing with well established, international companies that are engaged in the development, manufacture and sale of products and technologies that support alternative wireless standards such as GSM, CDMA2000 and UMTS. Companies that support these alternative wireless technologies include well-established industry leaders such as Alcatel, Ericsson, Huawei, LGE, Lucent, Motorola, Nokia, Nortel, QUALCOMM, Samsung and Siemens.

In addition, we will be competing with numerous companies that are currently developing or marketing WiMAX products and technologies including Beceem, Fujitsu, Intel, Motorola, Nortel, RunCom, Samsung, Sequans and WaveSat. Some of these companies have significantly greater financial, technical development, and marketing resources than we do, are already marketing commercial WiMAX semiconductor products, and have established a significant time to market advantage. These companies are also our potential customers and partners and may not be available to us if they develop competing products. In addition, we expect additional competition to emerge in the WiMAX semiconductor and components market including well-established companies such as Samsung and Broadcom.

PacketVideo - At present, the primary competitors for PacketVideo’s multimedia software products are the internal multimedia design teams at the OEM handset manufacturers to whom PacketVideo markets its products and services. Importantly, these OEMs represent some of PacketVideo’s largest customers. In addition several companies, including Flextronics/Emuzed, Hantro, Nextreaming, Philips Software, Sasken and Thin Multimedia also currently provide software products and services that directly or indirectly compete with PacketVideo. As the market for embedded multimedia software evolves, we anticipate that additional competitors may emerge including Apple Computer, Real Networks and OpenWave.

GO Networks - GO Networks competition ranges from small and medium size companies such as Tropos Networks, Strix Systems, and Belair Networks to large-scale systems suppliers such as Cisco, Motorola, and Nortel. Many of GO Networks’ competitors have an established time-to-market advantage and have sales, marketing, manufacturing, and distribution capabilities that significantly exceed those of GO Networks.

Some of our competitors have significantly greater financial, technological development, marketing and other resources than we do, are already marketing commercial products and technologies and have established a significant time to market advantage. Our ability to generate earnings will depend, in part, upon our ability to effectively compete with these competitors.

We intend to expand our business through additional acquisitions that could result in diversion of resources and extra expenses, which could disrupt our business and increase our expenses.

Part of our strategy is to pursue acquisitions of and investments in businesses and technologies to expand our business and enhance our technology development capabilities. In addition to our CYGNUS, GO Networks and PacketVideo acquisitions, we have made investments in a number of companies including Hughes Systique and Inquam Broadband, and anticipate future investments in other companies. The negotiation of potential acquisitions and investments, as well as the integration of acquired businesses or technologies, could divert our management’s time and resources. Acquired businesses and technologies may not be successfully integrated with our products and operations. In addition, our investments, particularly minority investments, may not give us access to new technologies or provide us with business relationships with the other company. We may not realize the intended benefit of any acquisition or investment. Our acquisitions could result in substantial cash expenditures, potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, a decrease in our profit margins and amortization of intangibles and potential impairment of goodwill. In addition, our investments could result in substantial cash expenditures, fluctuations in our results of operations resulting from changes in the value of the investments and diversion of management’s time and attention. If acquisitions disrupt our operations or if our investments are not successful, our business, financial condition and results of operations may suffer.

If WiMAX technology fails to gain acceptance, we will not be successful in selling WiMAX products and technologies.

Our business plan is reliant on the deployment and market acceptance of mobile WiMAX networks and WiMAX enabled handsets and devices. WiMAX and the market for WiMAX networks and services have only recently begun to develop and is continuing to evolve. We plan to generate most of our revenue from the sale of WiMAX products and the licensing of mobile WiMAX broadband technologies. There are currently no mobile WiMAX networks in commercial operation and there can be no assurance that commercial mobile WiMAX networks will prove to be commercially viable. Mobile WiMAX will compete with several third generation (3G) and fourth generation (4G) wireless air interface technologies that are currently being deployed or developed to enable the delivery of mobile broadband services to the market, including CDMA2000 and UMTS. In order for WiMAX to gain significant market acceptance among consumers, network operators and telecommunications service providers will need to deploy WiMAX networks. However, many of the largest wireless telecommunications providers have made significant expenditures in technologies that have the potential to be competitive with WiMAX and may choose to continue to develop these technologies rather than utilize WiMAX. Certification standards for WiMAX are controlled by the WiMAX Forum, an industry group. Accordingly, standard setting for WiMAX is beyond our control. If standards for WiMAX change, the commercial viability of mobile WiMAX may be delayed or impaired and our development efforts may also be delayed or impaired or become more costly. The development of mobile WiMAX networks is also dependent on the availability of spectrum. Access to spectrum suitable for mobile WiMAX is highly competitive. We currently contemplate using multiple frequencies for our mobile WiMAX networks. This multi-spectrum approach is technologically challenging and will require the development of new software, integrated circuits and equipment, which will be time consuming and expensive and may not be successful. In order for our business to continue to grow and to become profitable, mobile WiMAX technology and related services must gain acceptance among consumers, who tend to be less technically knowledgeable and more resistant to new technology or unfamiliar services. If consumers choose not to adopt mobile WiMAX technology, we will not be successful in selling WiMAX products and technologies and our ability to grow our business will be limited.

Our wireless broadband products and technologies are in the early stages of development and will require a substantial investment before they may become commercially viable.

Many of our wireless broadband products and technologies are in the early stages of development and will require a substantial investment before they may become commercially viable. We are currently unable to project when our semiconductors and other wireless broadband products based on WiMAX and Wi-Fi technologies will be commercially deployed and generate revenue. While we intend to continue to make substantial investments in development for the foreseeable future, it is possible that our development efforts will not be successful and that many of our wireless broadband products and technologies will not result in meaningful revenues. In addition, unexpected expenses and delays in development could adversely affect our liquidity. Many of our wireless broadband products and technologies have not been tested, even on a pre-commercial basis. Even if our new products and technologies function when tested, they may not produce sufficient performance and economic benefits to justify full commercial development efforts, or to ultimately attract customers. Failure to achieve high volume sales of our semiconductors and other wireless broadband products and technologies will adversely affect our ability to achieve profitability.

Our future WiMAX products may not receive the certification we expect, which may affect our ability to sell our WiMAX products and services.

If our mobile WiMAX technologies and products do not receive WiMAX industry certification, we may not be able to successfully market, license or sell our mobile WiMAX products or technologies. Our WiMAX-based products may not receive the necessary certification in the time frame we expect, or at all, and may therefore not achieve the wide acceptance that we are seeking. In addition, we expect industry standards for WiMAX to evolve and if we are not able to adapt our products and technologies to any such changes, our ability to license or sell our products and technologies would be impaired.

The business plan of our Network Solutions Group is dependent on entering into or maintaining network partner relationships.

Our Network Solutions Group intends to build and operate WiMAX/Wi-Fi networks for wireless service providers, cable operators, multimedia content distributors, applications service providers and Internet service providers. At present, NSG has not entered into any such arrangements and may not be able to negotiate such arrangements on acceptable terms, or at all. If we are unable to establish and maintain these service arrangements, we may have to modify our plans for the Network Solutions Group.

The dependence of our Network Solutions Group business plan is subject to a number of risks, including:

•	the inability to control the amount and timing of resources that our potential service provider customers devote to their network deployment activities;

•	the possibility that potential service provider customers could move forward and deploy networks without the assistance of NSG;

•	the possibility that service provider customers may experience financial or technical difficulties;

We may require significant capital to implement our business plan, but we may not be able to obtain additional financing on favorable terms or at all.

While we estimate that our working capital will be sufficient to fund our research and development activities and our operating losses at least through 2008, we may need to secure significant additional capital in the future to implement changes to, or expansions of, our business plan and to become cash flow positive. We may also require additional cash resources to pursue investments or acquisitions, including investments in or acquisitions of other technologies, businesses or spectrum licenses. Sources of additional capital may include public or private debt and equity financings. We have completed a private placement of senior secured notes that provided us with net cash proceeds of $295.0 million available for the sole purpose of financing spectrum acquisitions and leases as well as a private placement of our Series A Senior Convertible Preferred Stock, that provided us with net cash proceeds of $351 million. The entire proceeds of our senior secured notes were used for the acquisition of WCS Wireless, Inc. for $160.5 million, the acquisition of two new EBS leases for $22.1 million and for the majority of the funding for the acquisition of 154 AWS licenses for $115.6 million. The proceeds of our Series A Senior Convertiable Preferred Stock are available to fund working capital needs and potential strategic transactions. To the extent that other attractive opportunities to acquire complimentary businesses or additional spectrum arise, we may need to raise additional funds to capitalize on such opportunities.

Risks Related to Our PacketVideo Business

Since our inception in April 2005, substantially all of our revenues have been generated by our PacketVideo subsidiary, which we acquired in July 2005, and we believe that PacketVideo will account for a substantial portion of our revenues until we complete the development and commercialization of our wireless broadband products and technologies. Our PacketVideo business is subject to a number of risks, including:

PacketVideo may be materially and adversely affected by a ban on EVDO phones by the United States International Trade Commission.

During 2006, PacketVideo’s revenues from Verizon Wireless accounted for 64% of our revenues. Our embedded software is shipped by Verizon Wireless exclusively on EVDO handsets in connection with its V-Cast offering. Broadcom has alleged that QUALCOMM has infringed certain of its patents, including patents implicated in EVDO handsets, and filed a compliant in the United States International Trade Commission (ITC). Pursuant to the ITC hearing, an administrative law judge issued an initial determination in which he found infringement on some claims of one patent, which includes technology that governs power usage within EVDO handsets. The ITC has adopted the administrative law judge’s determination on violation and will issue its decision on remedy on March 8, 2007. The final determination is then subject to Presidential review. Following the determination on violation, Broadcom petitioned the ITC for a ban on the import of all EVDO phones, and the ITC will hold public hearings to investigate the impact on domestic businesses of such a ban. If such a ban were to be adopted, Verizon Wireless may be unable to sell EVDO handsets. Because PacketVideo license fees are generally based on a one time royalty when a new handset is sold, our revenue would be materially and adversely affected if a ban on EVDO handsets were to be enacted.

Reliance on a limited number of mobile phone and device manufacturers and wireless carriers . During 2006, PacketVideo’s revenues from Verizon Wireless accounted for 64% of our revenues. For the period from our inception (April 13, 2005) through December 31, 2005 PacketVideo’s sales to Verizon Wireless, Fujitsu and Nokia accounted for 22%, 14% and 11%, respectively, of our revenues. Aggregated accounts receivable from Verizon Wireless and SEMC accounted for 42% and 11%, respectively, of total gross accounts receivable at December 30, 2006. We expect that our PacketVideo subsidiary will continue to generate a significant portion of its revenues through a limited number of mobile phone and device manufacturers and wireless carriers for the foreseeable future, although these amounts may vary from period-to-period. If any of these customers decides not to embed PacketVideo software into their mobile phones and devices or otherwise reduces the amount of PacketVideo software they embed in their mobile phones or devices generally, our PacketVideo revenues and results of operations could be materially adversely affected.

Our agreements with mobile phone and device manufacturers are not exclusive, and many contain no minimum purchase requirements. Accordingly, mobile phone and device manufacturers may effectively terminate these agreements by no longer embedding PacketVideo’s software into their products. In addition, PacketVideo has indemnified these manufacturers from certain claims that PacketVideo’s software infringes third-party intellectual property rights. Our carrier agreements are not exclusive and generally have a limited term of one or two years with evergreen, or automatic renewal, provisions upon expiration of the initial term. These agreements set out the terms of our distribution relationships with the carriers but generally do not obligate the carriers to market or distribute any of our applications. In addition, the carriers can terminate these agreements early, and in some instances, at any time, without cause.

Many factors outside our control could impair PacketVideo’s ability to generate revenues from mobile phone and device manufacturers and wireless carriers, including the following:

•	a preference for embedded software licensed by one of PacketVideo’s competitors;

•	competing applications;

•	a decision to discontinue embedding our PacketVideo software, or mobile broadband embedded software altogether;

•	a carrier’s decision not to provide mobile broadband applications or content thereby reducing the need for PacketVideo’s applications;

•	a carrier’s network encountering technical problems that disrupt the delivery of content for our applications;

•	a manufacturer’s decision to increase the cost of mobile phones and devices embedded with PacketVideo’s software;

•	a manufacturer’s decision to reduce the price it is willing to pay for embedded software such as PacketVideo’s; and

•	consolidation among manufacturers or wireless carriers or the emergence of new manufacturers or wireless carriers that do not license PacketVideo software.

If wireless subscribers do not increase their use of their mobile phones to access multimedia content, our PacketVideo business may suffer. Our PacketVideo business is reliant on the continued and increased use of mobile phones to access multimedia content by consumers. The market for multimedia content delivery through mobile phones is relatively new. If the market does not continue to develop or develops more slowly than anticipated, mobile phone manufacturers may cease to embed PacketVideo’s software in their handsets and wireless carriers may limit or stop the delivery of multimedia content and the demand for mobile phones with embedded multimedia software may decline. If this occurs, our PacketVideo business would be harmed and our revenues would decline.

If we fail to deliver our PacketVideo applications to correspond with the commercial introduction of new mobile phone models, our sales may suffer. PacketVideo’s business is tied, in part, to the commercial introduction of new mobile phones with enhanced features. Many new mobile phone models are released in the final quarter of the year to coincide with the holiday shopping season. We cannot control the timing of these mobile phone launches. Our PacketVideo software must be modified for each new mobile phone model. If we are unable to release new versions of our PacketVideo software to coincide with these new mobile phone launches, our sales of our PacketVideo software may suffer. In addition, if new mobile phone launches are delayed or if we miss the key holiday selling season, our sales may suffer.

PacketVideo may experience difficulties in the introduction of new or enhanced products, which could result in reduced sales, unexpected expenses or delays in the launch of new or enhanced products. The development of new or enhanced embedded multimedia software products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction, commercialization or marketing of new products or product enhancements. The difficulties could result in reduced sales, unexpected expenses or delays in the launch of new or enhanced products, which may adversely affect our results or operations.

We do not have any manufacturing capabilities and will depend on third-party manufacturers and suppliers to manufacture, assemble and package our semiconductor products.

We are currently designing and developing semiconductor products including digital baseband ASICs and multi-band RFICs. If we are successful in our design and development activities and a market for these products develops, these products will need to be manufactured. Due to the expense and complexity associated with the manufacturer of digital baseband ASICs and multi-band RFICs, we intend to depend on third-party manufacturers to manufacture these products. The dependence on third-parties to manufacture, assemble and package these products involves a number of risks, including:

•	a potential lack of capacity to meet demand;

•	reduced control over quality and delivery schedules;

•	risks of inadequate manufacturing yield or excessive costs;

•	difficulties in selecting and integrating subcontractors;

•	limited warranties in products supplied to us;

•	price increases; and

•	potential misappropriation of our intellectual property.

We may not be able to establish manufacturing relationships on reasonable terms or at all. The failure to establish these relationships on a timely basis and on attractive terms could delay our ability to launch these products or reduce our revenues and profitability.

Defects or errors in our products and services or in products made by our suppliers could harm our relations with our customers and expose us to liability. Similar problems related to the products of our customers or licensees could harm our business.

Our WiMAX products and technologies that we are developing will be inherently complex and may contain defects and errors that are detected only when the products are in use. Further, because our products and technologies that we are developing will be responsible for critical functions in our customers’ products and/or networks, such defects or errors could have a serious impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects in our products and technologies or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability and that of our customers and licensees to ship products on a timely basis as well as customer or licensee demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. We and our customers or licensees may also experience component or software failures or defects which could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third-party manufacturers or those of our customers or licensees. Resolving any defect or failure related issues could consume financial and/or engineering resources that could affect future product release schedules. Additionally, a defect or failure in our products and technologies that we are developing or the products of our customers or licensees could harm our reputation and/or adversely affect the growth of mobile WiMAX markets.

Because mobile WiMAX is an emerging technology that is not fully developed, there is a risk that still unknown persons or companies may assert proprietary rights to the various technology components that will be necessary to operate a WiMAX network.

As a technology company, we expect to incur expenditures to create and protect our intellectual property and, possibly, to assert infringement by others of our intellectual property. We also expect to incur expenditures to defend against claims by other persons asserting that the technology that will be used and sold by our Company infringes upon the right of such other persons. Because mobile WiMAX is an emerging technology that is not fully developed, there may be a greater risk that persons or entities unknown to us will assert proprietary rights to technology components that are necessary to operate WiMAX networks or products. More than 20 companies have submitted letters of assurance related to IEEE 802.16 and amendments stating that they may hold or control patents or patent applications, the use of which would be unavoidable to create a compliant implementation of either mandatory or optional portions of the standard. In such letters, the patent holder typically asserts that it is prepared to grant a license to its essential IP to an unrestricted number of applicants on a worldwide, non-discriminatory basis and on reasonable terms and conditions. If any companies asserting that they hold or control patents or patent applications necessary to implement mobile WiMAX do not submit letters of assurance, or state in such letters that they do not expect to grant licenses, this could have an adverse effect on the implementation of mobile WiMAX networks and the sale of our mobile WiMAX products and technologies. In addition, we can not be certain of the validity of the patents or patent applications asserted in the letters of assurance submitted to date, or the terms of any licenses which may be demanded by the holders of such patents or patent applications. If we were required to pay substantial license fees to implement our mobile WiMAX products and technologies, this could adversely affect the profitability of these products and technologies.

As the number of competitors in our market increases and the functionality of our products is enhanced, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims, with or without merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have a material adverse effect upon our ability to commercially launch our products and technologies and on our ability to achieve profitability. If any of our products were found to infringe on another company’s intellectual property rights or if we were found to have misappropriated technology, we could be required to redesign our products or license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products or license such intellectual property rights used in our products, we could be prohibited from making and selling such products. In any potential dispute involving other companies’ patents or other intellectual property, our customers could also become the targets of litigation. Any such litigation could severely disrupt the business of our customers, which in turn could hurt our relations with our customers and cause our revenues to decrease.

We anticipate that we will develop a patent portfolio related to our WiMAX products and technologies. However, there is no assurance that we will be able to obtain patents covering WiMAX products. Litigation may be required to enforce or protect our intellectual property rights. As a result of any such litigation, we could lose our proprietary rights or incur substantial unexpected operating costs. Any action we take to license, protect or enforce our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. In addition, failure to protect our trademark rights could impair our brand identity.

Other companies or entities also may commence actions or respond to an infringement action that we initiate by seeking to establish the invalidity or unenforceability of one or more of our patents or to dispute the patentability of one or more of our pending patent applications. In the event that one or more of our patents or applications are challenged, a court may invalidate the patent or determine that the patent is not enforceable or deny issuance of the application, which could harm our competitive position. If any of our key patent claims are invalidated or deemed unenforceable, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing such patent claims. Even if such a patent challenge is not successful, it could be expensive and time consuming to address, divert management attention from our business and harm our reputation.

We are dependent on a small number of individuals, and if we lose key personnel upon whom we are dependent, our business will be adversely affected.

Our future success depends largely upon the continued service of our board members, executive officers and other key management and technical personnel, particularly Allen Salmasi, our Chairman and Chief Executive Officer. Mr. Salmasi has been a prominent executive and investor in the technology industry for over 20 years, and the Company has benefited from his industry relationships in attracting key personnel and in implementing acquisitions and strategic plans. In addition, in order to develop and achieve commercial deployment of our mobile broadband products and technologies in competition with well-established companies such as Intel, QUALCOMM and others, we must rely on highly specialized engineering and other talent. Our key employees represent a significant asset, and the competition for these employees is intense in the wireless communications industry. We continue to anticipate significant increases in human resources, particularly in engineering resources, through 2008. If we are unable to attract and retain the qualified employees that we need, our business may be harmed.

As a start-up company, we may have particular difficulty attracting and retaining key personnel in periods of poor operating performance given the significant use of incentive compensation by well-established competitors. We do not have employment agreements with our key management personnel and do not maintain key person life insurance on any of our personnel. We also have no covenants against competition or nonsolicitation agreements with certain of our key employees. The loss of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could negatively impact our ability to design, develop and commercialize our products and technology.

We may be liable for certain indemnification payments pursuant to the Plan of Reorganization.

In connection with the sale of NTI and its subsidiaries other than Old NextWave Wireless to Verizon Wireless, we agreed to indemnify NTI and its subsidiaries against all pre-closing liabilities of NTI and its subsidiaries and against any violation of the Bankruptcy Court injunction against persons having claims against NTI and its subsidiaries, with no limit on the amount of such indemnity. We are not currently aware of any such liabilities that remain following the plan of reorganization and Verizon Wireless has not made any indemnity claims. To the extent that we are required to fund amounts under the indemnification, our results of operations and our liquidity and capital resources could be materially adversely affected. In addition, we may not have sufficient cash reserves to pay the amounts required under the indemnification if any amounts were to become due.

Risks Relating to Government Regulation

Government regulation could adversely impact our development of wireless broadband products and services, our offering of products and services to consumers, and our business prospects.

The regulatory environment in which we operate is subject to significant change, the results and timing of which are uncertain. The FCC has jurisdiction over the grant, renewal, lease, assignment and sale of our wireless licenses, the use of wireless spectrum to provide communications services, and the resolution of interference between users of various spectrum bands. Other aspects of our business, including construction and operation of our wireless systems, and the offering of communications services, are regulated by the FCC and other federal, state and local governmental authorities. States may exercise authority over such things as billing practices and consumer-related issues.

Various governmental authorities could adopt regulations or take other actions that would adversely affect the value of our assets, increase our costs of doing business, and impact our business prospects. Changes in the regulation of our activities, including changes in how wireless, mobile, IP-enabled services are regulated, changes in the allocation of available spectrum by the United States and/or exclusion or limitation of our technology or products by a government or standards body, could have a material adverse effect on our business, operating results, liquidity and financial position.

Changes in legislation or regulations may affect our ability to conduct our business or reduce our profitability.

Future legislative, judicial or other regulatory actions could have a negative effect on our business. Some legislation and regulations applicable to the wireless broadband business, including how IP-enabled services are regulated, are the subject of ongoing judicial proceedings, legislative hearings and administrative proceedings that could change the manner in which our industry is regulated and the manner in which we operate. We cannot predict the outcome of any of these proceedings or their potential impact on our business.

If, as a result of regulatory changes, we become subject to the rules and regulations applicable to telecommunications providers, commercial mobile service providers or common carriers at the federal level or in individual states, we may incur significant administrative, litigation and compliance costs, or we may have to restructure our service offerings, exit certain markets or raise the price of our services, any of which could cause our services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.

We may not have complete control over our transition of EBS and BRS spectrum, which could impact compliance with FCC rules.

The FCC’s rules require transition of EBS and BRS spectrum to the new band plan on a Basic Trading Area (“BTA”) basis. See “Government Regulation-BRS-EBS License Conditions.” We do not hold all of the EBS and BRS spectrum in the BTAs in which we hold spectrum. Consequently, we will need to coordinate with other EBS and BRS licensees in order to transition spectrum we hold or lease. Disagreements with other EBS or BRS licensees about how the spectrum should be transitioned may delay our efforts to transition spectrum, could result in increased costs to transition the spectrum, and could impact our efforts to comply with applicable FCC rules. On April 27, 2006, the FCC implemented new, amended rules related to transition of the spectrum, and it adopted rules that will permit us to self-transition to the reconfigured band plan if other spectrum holders in our BTAs do not timely transition their spectrum.

Our use of EBS spectrum is subject to privately negotiated lease agreements. Changes in FCC rules governing such lease agreements, contractual disputes with EBS licensees, or failures by EBS licensees to comply with FCC rules could impact our use of the spectrum.

All commercial enterprises are restricted from holding licenses for EBS spectrum. Eligibility for EBS spectrum is limited to accredited educational institutions, governmental organizations engaged in the formal education of enrolled students (e.g. school districts), and nonprofit organizations whose purposes are educational. Access to EBS spectrum can only be gained by commercial enterprises through privately-negotiated EBS lease agreements. FCC regulation of EBS leases, private interpretation of EBS lease terms, private contractual disputes, and failure of an EBS licensee to comply with FCC regulations all could impact our use of EBS spectrum and the value of our leased EBS spectrum. On April 27, 2006, the FCC released new rules governing EBS lease terms. EBS licensees are now permitted to enter into lease agreements with a maximum term of 30 years; lease agreements with terms longer than 15 years must contain a “right of review” by the EBS licensee every five years beginning in year 15. The right of review must afford the EBS licensee with an opportunity to review its educational use requirements in light of changes in educational needs, technology, and other relevant factors and to obtain access to such additional services, capacity, support, and/or equipment as the parties shall agree upon in the spectrum leasing arrangement to advance the EBS licensee’s educational mission. A spectrum leasing arrangement may include any mutually agreeable terms designed to accommodate changes in the EBS licensee’s educational use requirements and the commercial lessee’s wireless broadband operations. In addition, the terms of EBS lease agreements are subject to contract interpretation and disputes could arise with EBS licensees. There can be no assurance that EBS leases will continue for the full lease term, or be renewed, or be extended beyond the current term, on terms that are satisfactory to us. Similarly, since we are not eligible to hold EBS licenses, we must rely on EBS licensees with whom we contract to comply with FCC rules. The failure of an EBS licensee from whom we lease spectrum to comply with the terms of their FCC authorization or FCC rules could result in termination, forfeiture or non-renewal of their authorization, which would negatively impact the amount of spectrum available for our use.

If we do not comply with FCC build-out requirements relating to our spectrum licenses, such licenses could be subject to forfeiture.

Certain build-out or “substantial service” requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. In particular, the renewal deadline and the substantial service build-out deadline for our WCS spectrum is July 21, 2010; for our BRS and EBS spectrum, the substantial service build-out deadline is May 1, 2011; and for our AWS spectrum, the substantial service build-out deadline is December 18, 2021. Failure to make the substantial service demonstration, without seeking and obtaining an extension from the FCC, would result in license forfeiture.

We have no guarantee that the licenses we hold or lease will be renewed.

The FCC generally grants wireless licenses for terms of ten or fifteen years, which are subject to renewal and revocation. FCC rules require all wireless licensees to comply with applicable FCC rules and policies and the Communications Act of 1934 in order to retain their licenses. For example, licensees must meet certain construction requirements, including making substantial service demonstrations, in order to retain and renew FCC licenses. Failure to comply with FCC requirements with respect to any license could result in revocation or non-renewal of a license. There is no guarantee that licenses we hold or lease will remain in full force and effect or be renewed.

New FCC concepts impacting spectrum use could affect our use of wireless spectrum.

The FCC has initiated a number of proceedings to evaluate its rules and policies regarding spectrum licensing and usage. For example, it is considering new concepts that might permit unlicensed users to “share” our licensed spectrum to the extent the FCC believes harmful interference will not occur. These new uses could adversely impact our utilization of our licensed spectrum and our operational costs.

Interference could negatively impact our use of wireless spectrum we hold, lease or use.

Under applicable FCC rules, users of wireless spectrum must comply with technical rules that are intended to eliminate or diminish harmful radiofrequency interference between wireless users. Licensed spectrum is generally entitled to interference protection, subject to technical rules applicable to the radio service, while unlicensed spectrum has no interference protection rights and must accept interference caused by other users.

Wireless devices utilizing WCS, BRS and EBS spectrum may be susceptible to interference from Satellite Digital Audio Radio Services (“SDARS”).

Since 1997, the FCC has considered a proposal to permanently authorize terrestrial repeaters for SDARS operations adjacent to the C and D blocks of the WCS band. The FCC has permitted a large number of these SDARS terrestrial repeaters to operate on a special temporary authorization since 2001. Permanently authorizing SDARS repeaters adjacent to the WCS band could cause interference to WCS, BRS and EBS receivers. The extent of the interference from SDARS repeaters is unclear and is subject to the FCC’s final resolution of pending proceedings. Because WCS C and D block licenses are adjacent to the SDARS spectrum, the potential for interference to this spectrum is of greatest concern. There is a lesser magnitude concern regarding interference from SDARS to WCS A and B block licenses, and EBS and BRS licenses. Central to the FCC’s evaluation of this proposal has been the technical specification for the operation of such repeaters. SDARS licensees are seeking rule changes that would both unfavorably alter WCS technical operating requirements and permit all existing SDARS repeaters to continue to operate at their current operating parameters. Final technical rules will determine the potential interference conditions and requirements for mitigation. If SDARS repeaters result in interference to our WCS, BRS or WBS spectrum our ability to realize value from this spectrum may be impaired.

Increasing regulation of the tower industry may make it difficult to deploy new towers and antenna facilities.

The FCC, together with the FAA, regulates tower marking and lighting. In addition, tower construction and deployment of antenna facilities is impacted by federal, state and local statutes addressing zoning, environmental protection and historic preservation. The FCC adopted significant changes to its rules governing historic preservation review of new tower projects, which makes it more difficult and expensive to deploy towers and antenna facilities. The FCC also is considering changes to its rules regarding when routine environmental evaluations will be required to determine compliance of antenna facilities with its RF radiation exposure limits. If adopted, these regulations could make it more difficult to deploy facilities. In addition, the FAA has proposed modifications to its rules that would impose certain notification requirements upon entities seeking to (i) construct or modify any tower or transmitting structure located within certain proximity parameters of any airport or heliport, and/or (ii) construct or modify transmission facilities using the 2500-2700 MHz radio frequency band, which encompasses virtually all of the BRS/EBS frequency band. If adopted, these requirements could impose new administrative burdens upon use of BRS/EBS spectrum.

Risks Relating to An Investment in Our Common Stock

Our derivative securities have the potential to dilute shareholder value and cause our stock price to decline

On March 21, 2007, 84.5 million shares of our common stock were outstanding. Up to 46.2 million additional shares of our common stock may be issued upon the exercise or conversion of warrants, options, and shares of our Series A Senior Convertible Preferred Stock that have been issued or granted. On December 30, 2006, we had options outstanding to purchase 10.9 million shares of our common stock at a weighted average exercise price of $6.20 per share and warrants outstanding to purchase 500,000 shares of our common stock at an exercise price of $6.00 per share. We also had warrants outstanding at December 30, 2006, to purchase 2.6 million shares of our common stock for $0.01 per share pursuant to the Warrant Agreement, dated July 17, 2006, among the Company and the initial purchasers of our senior notes. In addition, in March 2007, we issued 355,000 shares of Series A Senior Convertible Preferred Stock at a price of $1,000 per share of convertible preferred stock in a private offering to investment funds and other institutional investors, as well as shareholders of the Company, including NextWave Wireless Chairman and CEO, Allen Salmasi, and from Douglas Manchester, a member of the NextWave Wireless Board of Directors and Avenue Capital Group, of which Robert T. Symington, a member of the NextWave Board, is a portfolio manager. The Series A Senior Convertible Preferred Stock is convertible into shares of our common stock upon election of the holders at any time and at our election under certain circumstances. If all shares of Series A Senior Convertible Preferred Stock were converted, we would be obligated to issue 32.1 million shares of our common stock.

The exercise of these derivative instruments or the conversion of the convertible preferred stock into common stock may result in significant dilution to our current stockholders. In addition, sales of large amounts of common stock in the public market upon exercise or conversion could materially adversely affect the share price.

In addition, we may need to raise additional funds to fund our operations, to pay for an acquisition or to enter into a strategic alliance, and we might use equity securities, debt, cash, or a combination of the foregoing. If we use equity securities, our stockholders may experience dilution. A significant amount of our common stock coming on the market at any given time could result in a decline in the price of our common stock or increased volatility.

Our operating results are subject to substantial quarterly and annual fluctuations and to market downturns.

We believe that our future operating results over both the short- and long-term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside management’s control. These factors include:

•	significant research and development costs;

•	research and development issues and delays;

•	the financial results of our PacketVideo subsidiary;

•	spectrum acquisition costs;

•	manufacturing issues and delays;

•	fluctuating market demand for WiMAX services;

•	impact of competitive products, services and technologies;

•	changes in the regulatory environment;

•	the cost and availability of network infrastructure; and

•	general economic conditions.

These factors affecting our future operating results are difficult to forecast and could harm our quarterly or annual operating results and the prevailing market price of our securities. If our operating results fail to meet the financial guidance we provide to investors or the expectations of investment analysts or investors in any period, securities class action litigation could be brought against us and/or the market price of our securities could decline.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the price of our common stock to decline.

Allen Salmasi, our executive officers and other members of our Board of Directors beneficially own or control 48.0% of our common stock, as of March 21, 2007. Accordingly, Mr. Salmasi and the other members of the Board of Directors will be able to significantly influence matters that require stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or other significant corporate transactions. Our controlling stockholders may have interests that differ from your interests and may vote in a way with which you may disagree and which may be adverse to your interests. Corporate action may be taken even if other stockholders oppose them. These stockholders may also delay or prevent a change of control of us, even if that change of control would benefit our other stockholders, which could deprive our stockholders of the opportunity to receive a premium for their shares. The significant concentration of ownership of our common stock may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our shares adversely or if our operating results to not meet their expectations, the price of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry and securities analysts publish about us or our business. If these analysts fail to publish reports about us or if one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our common stock to decline. Moreover, if one or more analysts who cover us downgrade our common stock or if our operating results do not meet their expectations, the price of our common stock could decline.

The market price for our common stock may be volatile, which could cause the value of your investment to decline.

The stock market in general, and the stock prices of technology and wireless communications companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company. Factors that may have a significant impact on the market price of our common stock include:

•
announcements concerning us or our competitors, including the selection of mobile WiMAX wireless communications technology by telecommunications providers and the timing of the roll-out of those systems;

•	receipt of substantial orders or order cancellations for integrated circuits and system software products for mobile WiMAX networks by us or our competitors;

•	quality deficiencies in technologies, products or services;

•	announcements regarding financial developments or technological innovations;

•	our ability to remediate the material weakness in internal controls over financial reporting identified in connection with our restatement of revenues of our PacketVideo subsidiary;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	lack of capital to invest in WiMAX networks;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	government regulations, including FCC regulations governing spectrum licenses;

•	earnings announcements;

•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures; or

•	rumors or allegations regarding our financial disclosures or practices.

Our share price may be subject to volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

From time to time, we may repurchase our common stock at prices that may later be higher than the market value of the share on the repurchase date. This could result in a loss of value for stockholders if new shares are issued at lower prices.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to changes in the volatility of the price of our common stock, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

Provisions of our charter documents could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to holders of our common stock, and could make it more difficult for you to change management.

Our Certificate of Incorporation and Bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in management that holders of our common stock might deem advantageous. Specific provisions in our Certificate of Incorporation and Bylaws include:

•	our directors serve staggered, three-year terms and accordingly, pursuant to Delaware law, can only be removed with cause;

•	no action can be taken by stockholders except at an annual or special meeting of the stockholders called in accordance with our bylaws, and stockholders may not act by written consent;

•
our board of directors will be expressly authorized to make, alter or repeal our bylaws, and our stockholders will be able to make, alter or repeal our bylaws by a vote of 66-2/3% of the issued and outstanding voting shares;

•	any vacancies on the board of directors would be filled by a majority vote of the board;

•	our board of directors will be authorized to issue preferred stock without stockholder approval; and

•
we will indemnify officers and directors against losses that they may incur in investigations and legal proceedings resulting from their services to us, which may include services in connection with takeover defense measures.

As a result of the provisions of our Certificate of Incorporation and Bylaws, the price investors may be willing to pay in the future for our common stock may be limited.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We are headquartered in San Diego, California and are currently occupying a leased facility containing an aggregate of approximately 76,000 square feet. We have three additional leased facilities in the San Diego area containing an aggregate of approximately 163,500 square feet, including a new lease agreement signed in March 2007 for a 118,000 square foot building, in which we intend to relocate our corporate headquarters.

We also lease two locations in Henderson, Nevada. We plan to replace those leased facilities with an owned 30,000 square foot facility that is currently being constructed. We expect to occupy this facility in the second quarter of 2007.

We also lease a total of approximately 98,500 square feet of aggregate office space in Connecticut, Illinois, North Carolina, Mountain View and Las Vegas as well as facilities in Japan, India, Korea, France, Finland, Israel and Canada.

We believe that our properties are adequate for our business as presently conducted.

ITEM 3. Legal Proceedings

Proceedings Under Chapter 11 of the Bankruptcy Code

On June 8, 1998, NextWave Personal Communications Inc., NextWave Power Partners Inc., NextWave Partners Inc. and Old NextWave Wireless, all direct and indirect wholly-owned subsidiaries of NextWave Telecom Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On December 23, 1998, NextWave Telecom Inc. filed its voluntary petition, in order to implement an overall corporate restructuring. On March 1, 2005, the Bankruptcy Court confirmed the Third Joint Plan of Reorganization dated January 21, 2005. The cornerstone of the Plan of Reorganization was the sale of NextWave Telecom and its subsidiaries, excluding Old NextWave Wireless, to Verizon Wireless for approximately $3.0 billion. Pursuant to the Plan of Reorganization, on April 13, 2005, all non-PCS assets and liabilities of the NextWave Telecom group were contributed to Old NextWave Wireless, and Old NextWave Wireless was capitalized with $550 million in cash. Through this process, Old NextWave Wireless was reconstituted as a company with a new capitalization and a new wireless technology business plan. All claims made in connection with the Chapter 11 case have been resolved. See “Item 1. Business-Our History”

Other Litigation

We are currently a party to various other legal proceedings that arise in the ordinary course of our business. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. For example, we are currently engaged in a dispute relating to a lease of EBS spectrum covering approximately 1 million POPs in the Toms River, New Jersey geographic area. The lessor has claimed that we are in breach of the terms of the lease and that the lease has been terminated. We believe that these claims are without merit, and, in any event, any adverse resolution would not have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for our common stock is the NASDAQ Global Market, on which it began trading in the first quarter of 2007. During the pendency of our application to list our common stock on the NASDAQ Global Market, our common stock was quoted on the Over-the-Counter Bulletin Board for less than a full quarterly period.

In addition, we recently issued Series A Senior Convertible Preferred Stock, which has priority over our common stock with regard to the earnings and assets of the Company. For additional information regarding the Series A Senior Convertible Preferred Stock, please see Item 8B. Other.

Market Information

The following table reflects the high and low sales prices, or high and low bid prices, as applicable, rounded to the nearest penny, of NextWave common stock as reported by the Over-the-Counter (“OTC”) Bulletin Board and the NASDAQ Global Market, as applicable, for each quarterly period in 2006 in which NextWave common stock was listed thereon, beginning with the listing date. NextWave common stock traded on the OTC Bulletin Board only for a period between November 16, 2006 and January 2, 2007. Subsequently, NextWave common stock was listed on the Nasdaq Global Market, beginning on January 3, 2007 under the “WAVE” symbol, where it continues to trade. OTC market quotations reflect inter-dealer quotations and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
2006:
Fourth Quarter	$11.00	$6.00

2007:
First Quarter (through March 21, 2007)	$12.75	$9.86

Dividend Policy.

We have never paid a dividend on our common stock and do not anticipate paying one in the foreseeable future. Pursuant to the terms of the Purchase Agreement governing our 7% Senior Secured Notes, we are restricted from paying dividends and making distributions. In addition, without the prior written consent of the holders of at least 75% of the outstanding shares of our Series A Senior Convertible Preferred Stock, so long as at least 25% of the issued shares remain outstanding, no cash dividends may be paid on our common stock. If we were to pay a dividend in cash or any other property on our common stock, the holders of our Series A Senior Convertible Preferred Stock will be entitled to participate in such dividend on an as-converted basis.

In the event we are permitted to pay a dividend on our common stock, the payment of any future dividends will be at the discretion of our Board and will depend upon, among other things, our financial condition and capital needs, legal or contractual restrictions on the payment of dividends and other factors deemed pertinent by our Board. For additional information on payment of and restrictions on dividends, please also see Item 8. Financial Statements and the notes thereto.

Repurchases of Common Stock

We repurchased 638 shares of our common stock during the year ended December 30, 2006, for $10.69 per share in connection with shares tendered for a stock option exercise.

Stock Performance Chart

The following performance chart assumes an investment of $100 on November 17, 2006 and compares the change to December 31, 2006 in the market price for our common stock with the NASDAQ Composite Index and the NASDAQ Telecom Index.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Holders

As of March 29, 2007, there were approximately 980 holders of record of our common stock.

Certain provisions in our Certificate of Incorporation and Bylaws will have the effect of delaying, deferring or preventing a change of control of our Company. These provisions include that our directors serve staggered terms, and, pursuant to Delaware law, can only be removed for cause; stockholders cannot act by written consent and can only amend or repeal the bylaws by a supermajority vote of the issued and outstanding voting shares and our board of directors is authorized to issue preferred stock without stockholder approval. In addition, vacancies on our Board of Directors are filled only through a majority vote of the Board, and directors and officers are indemnified against losses that they may incur in investigations and legal proceedings resulting from their services to us, including in connection with takeover defense measures.

ITEM 6. Selected Financial Data

The following selected consolidated statement of operations data for the year ended December 30, 2006 and for the period from the date of our inception as a new wireless technology company pursuant to the plan of reorganization of Old NextWave Wireless described below (April 13, 2005) to December 31, 2005 and selected consolidated balance sheet data as of December 30, 2006 and December 31, 2005 was derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

(in thousands, except per share data)	Year Ended December 30, 2006(1) (2)	Inception (April 13, 2005) to December 31, 2005(3)
Consolidated Statement of Operations Data:
Revenues	$24,284		$4,144
Loss from operations	(98,526)		(55,687)
Net loss	(105,020)		(45,952)
Basic and diluted net loss per share	$(1.28)	$	—(4)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$200,685		$459,231
Restricted cash(5)	75,000		—
Wireless spectrum licenses, net	527,998(6)		45,467
Goodwill	32,184		24,782
Other intangible assets, net	18,570		18,100
Total assets	897,079		579,774
Long-term obligations, net of current portion(5)	298,030		14,934
Total shareholders’ equity(1)(7)	469,178		—
Total members’ equity(1)	—		539,364

(1)
On November 13, 2006, NextWave completed a corporate conversion merger, whereby a wholly-owned subsidiary of NextWave Wireless Inc. was merged with and into NextWave Wireless LLC (“Corporate Conversion Merger”). As a result of the merger, NextWave Wireless LLC became a wholly-owned subsidiary of NextWave Wireless Inc. Under the terms of the merger agreement, NextWave Wireless Inc. issued shares of its common stock to holders of NextWave Wireless LLC’s membership units in exchange for all of the outstanding membership units of NextWave Wireless LLC, with NextWave Wireless LLC unitholders receiving one share of NextWave Wireless Inc. common stock for each six membership units of NextWave Wireless LLC that they held.

(2)
Effective January 1, 2006, we changed our fiscal year end and quarterly reporting periods from quarterly calendar periods ending on December 31 to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year.

(3)
On April 13, 2005, pursuant to the plan of reorganization of the NextWave Telecom group, our equity securities were distributed to the NTI equity holders and we were reconstituted as a company with a new capitalization and a new wireless technology business plan. A summary of the assets and liabilities contributed to us on April 13, 2005 is provided in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. For more information on our emergence as a new wireless technology company, see “Business-Our History.”

(4)	Loss per share information is not presented for the period from inception (April 13, 2005) to December 31, 2005 as it would not be meaningful due to the Corporate Conversion Merger.

(5)
On July 17, 2006, NextWave issued 7% Senior Secured Notes due 2010 (the “Notes”) in the aggregate principal amount of $350.0 million. The Notes were issued at a fifteen percent (15%) original issue discount, resulting in gross proceeds of $297.5 million. NextWave is required to maintain a minimum balance of $75.0 million in cash or cash equivalents from funds other than the proceeds of the Notes in a restricted collateral account at all times while the Notes remain outstanding.

(6)
The increase in wireless spectrum licenses, net, during 2006, includes our July 2006 acquisition of WCS Wireless, Inc. which resulted in the addition of $236.4 million of wireless spectrum licenses. The value assigned to the wireless spectrum includes the cash purchase price of $160.5 million, legal costs of $0.1 million, and $75.8 million in associated deferred tax. We also acquired other licensed spectrum rights for $245.0 million in cash and $4.0 million through the assumption of lease liabilities. These additions were reduced by amortization during 2006 of $2.9 million.

(7)
On March 28, 2007, we issued and sold 355,000 shares of our Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $1,000 per share. We received $351 million in net proceeds from the sale of the Series A Preferred Stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Our actual results could differ substantially from those anticipated by such forward-looking information due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Form 10-K. Additionally, the following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

OVERVIEW

Corporate Conversion Merger

In order to convert NextWave Wireless LLC into a corporate form, the Board of Directors and a majority in interest of the holders of NextWave Wireless LLC membership units approved the merger of NextWave Wireless LLC with a wholly owned subsidiary of a newly formed Delaware corporation, NextWave Wireless Inc. On November 13, 2006, the corporate conversion merger was completed and NextWave Wireless LLC became a wholly-owned subsidiary of NextWave Wireless Inc. Under the terms of the merger agreement, NextWave Wireless Inc. issued shares of its common stock to holders of NextWave Wireless LLC’s membership units in exchange for all of the outstanding membership units of NextWave Wireless LLC, with NextWave Wireless LLC unitholders receiving one share of NextWave Wireless Inc. common stock for every six membership units of NextWave Wireless LLC that they held. Following the corporate conversion merger, NextWave Wireless LLC’s obligation to file periodic reports under the Securities Exchange Act of 1934 was suspended, and NextWave Wireless Inc. became the successor to NextWave Wireless LLC for Securities and Exchange Commission reporting purposes.

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

Our Business

We are an early stage wireless technology company engaged in the development of next-generation mobile broadband and wireless multimedia products, technologies and services. During 2006 all of our revenues were derived from the sale of device-embedded multimedia software solutions by our PacketVideo subsidiary, which was acquired in July 2005. While we expect to continue to grow and expand our multimedia software business, we expect that, following the development of our WiMAX products and technologies, the majority of our revenues will ultimately be derived from the sale and licensing, to network infrastructure and mobile terminal manufacturers of the chipsets, network components and device technologies based on WiMAX and Wi-Fi technologies that we are developing.

Our revenues for 2006 totaled $24.3 million compared to revenues of $4.1 million that were recognized during the period from inception (April 13, 2005) to December 31, 2005. Our net loss for 2006 totaled $105.0 million compared to our net loss for the period from inception (April 13, 2005) to December 31, 2005 which totaled $46.0 million. Our net losses for 2006 included $5.2 million of total share-based compensation expense, including employee share-based compensation expense related to the adoption of SFAS 123(R) on January 1, 2006, compared to $1.1 million in non-employee share-based compensation for the period from inception (April 13, 2005) to December 31, 2005.

At present, the majority of our employees are assigned to the Advanced Technology Group and are directly engaged in the design, development, and commercialization of a family of semiconductor and network component products, based on WiMAX and Wi-Fi technologies including digital baseband ASICs and multi-band RFICs. Our development team is also focused on developing technologies such as advanced antenna systems and advanced cognitive radios that we believe will help stimulate sales of our suite of WiMAX/Wi-Fi products. All of our WiMAX semiconductor products and technologies are in an early stage of development.

To conserve capital we intend to outsource the production of our semiconductors to third-party chip manufacturers that can rapidly scale production volumes to meet our future needs. We plan to license our reference designs to third party vendors. By adopting this approach, we will be able to continue investing in the research and development needed over the next several years to fully commercialize our technologies and semiconductor designs. Although we expect most of our WiMAX semiconductors and products to incorporate the proprietary, performance improving technologies we are currently developing, we intend our products to be WiMAX Forum certified to ensure full interoperability with WiMAX certified products and systems being developed by other companies.

The success of our WiMAX semiconductor and product business will be reliant on market acceptance of WiMAX as a competitive wireless broadband technology and on our ability to differentiate our WiMAX products from those offered by competitors. To help accelerate global market adoption of WiMAX and to showcase the competitive strength of our WiMAX mobile broadband and wireless multimedia products, we intend to make our significant spectrum holdings available to Internet service providers, cable operators, satellite television companies, content developers, existing wireless service providers and other companies interested in deploying, on individual or joint basis, WiMAX networks that utilize our mobile broadband and wireless multimedia technologies.

Our PacketVideo subsidiary supplies device embedded multimedia software to many of the largest manufacturers of high-end mobile phones in the world including LGE, Motorola, Nokia, Sony Ericsson, and Samsung. PacketVideo’s software enables a mobile handset to stream, download, and play video and music, receive live TV, or engage in two way video telephony. PacketVideo’s continued growth will be reliant on its ability to continue offering superior software solutions to its customers and on the continued growth of the global market for high-end mobile phones and other converged devices. PacketVideo’s revenues are currently generated from royalties associated with the licensing of its software products, based on units sold, and by providing its customers with customized software development services on a contract basis. During 2006, 75% of PacketVideo’s revenues collected were based units shipped by the licensee. We expect this percentage to increase over time based on the anticipated growth in the global market for devices having multimedia capabilities.

Change in Fiscal Year End

Effective January 1, 2006, we changed our fiscal year end and quarterly reporting periods from quarterly calendar periods ending on December 31 to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2006 is a 52-week year ending on December 30, 2006 and the first 53-week year will occur in 2009.

Fiscal Year Ended December 30, 2006 Compared to the Period From Inception (April 13, 2005) to December 31, 2005

Revenues. Revenues for 2006 were $24.3 million compared to $4.1 million for the period from inception (April 13, 2005) to December 31, 2005, an increase of $20.2 million. The increase in revenue resulted primarily from unit sales growth and market penetration of mobile subscriber services by PacketVideo’s customer base, which includes wireless operators and device manufacturers, and from higher contract revenues from our PacketVideo subsidiary, which resulted from growth in technology development contracts, addressing an increasing number of wireless devices in which PacketVideo technology is embedded, in addition to the inclusion of PacketVideo’s revenues for a full twelve months in 2006. Additionally, certain revenues reported by PacketVideo licensees during the period from our acquisition in July 2005 to December 31, 2005, were not recognizable by us under EITF 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” as these represented customer revenues that were generated prior to our acquisition of PacketVideo.

In general, the financial consideration received from wireless carriers and mobile phone and wireless device manufacturers is derived from a combination of technology development contracts and royalties.

Since our inception in April 2005, substantially all of our revenues have been generated by our PacketVideo subsidiary, which we acquired in July 2005. We believe that PacketVideo will continue to account for a substantial portion of our revenues until we complete the development and commercialization of our wireless broadband products and technologies by the Advanced Technology Group of NextWave and the mobile Wi-Fi network solutions of GO Networks, Inc. which we acquired in February 2007. Following the development and commercialization of our wireless broadband products and technologies, we believe that the sale or licensing of our proprietary chipsets, network components and device technologies will become an additional source of recurring revenue.

We expect that future revenues will be affected by, among other things, new product and service introductions, competitive conditions, customer marketing budgets for introduction of new subscriber products, the rate of expansion of our customer base, the build out rate of networks that utilize our WiFi and WiMAX technologies, price increases, subscriber device life cycles, demand for wireless data services and acquisitions or dispositions of businesses or product lines.

Operating Expenses.

(in millions)	Year Ended December 30, 2006	Inception (April 13, 2005) to December 31, 2005	Increase (Decrease)
Cost of revenues	$12.1	$4.6	$7.5
Engineering, research and development	52.8	17.3	35.5
General and administrative	51.5	15.3	36.2
Sales and marketing	10.0	3.0	7.0
Business realignment costs	(7.1)	13.0	(20.1)
Purchased in-process research and development	3.5	6.6	(3.1)
Total operating expenses	$122.8	$59.8	$63.0

Cost of Revenues. The increase in cost of revenues for our PacketVideo subsidiary during 2006 includes higher amortization expenses of $0.9 million for the purchase of intangible assets related to the acquisition of PacketVideo, resulting from a full year of amortization in 2006. Cost of revenues includes direct engineering labor expenses, allocated overhead costs, costs associated with offshore contract labor costs, other direct costs related to the execution of technology development contracts as well as amortization of acquired software and other costs.

We believe that cost of revenues as a percentage of revenue for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments by us on licensed technologies, changes in average selling prices, and our ability to make productivity improvements.

Engineering, Research and Development. Costs for the internal and external development of our wireless broadband products and technologies, including our chipsets, for 2006 were $41.4 million compared to $15.0 million for the period from inception (April 13, 2005) to December 31, 2005, an increase of $26.4 million which is due primarily to the expansion of the engineering development organization and inclusion of expenses for a full twelve months in 2006.

Costs for the internal and external development of our PacketVideo software for 2006 were $11.4 million compared to $2.3 million for the period from inception (April 13, 2005) to December 31, 2005, an increase of $9.1 million, which is due primarily to the inclusion of expenses for a full twelve months in 2006, additional 2006 acquisitions by PacketVideo and an increase in headcount in the engineering development organization.

Share-based compensation for 2006 totaled $2.1 million.

Largely due to our planned increase in engineering personnel to further our WiMAX related and other technology development initiatives, we expect our engineering, research and development expenses to increase over the next twelve months.

General and Administrative. NextWave and PacketVideo accounted for $33.2 million and $3.0 million of the increase in 2006, respectively. These increases, which are affected by the inclusion of expenses for a full twelve months in 2006, are comprised primarily of increased spending for compensation and associated costs of general and administrative personnel of $24.6 million, professional fees of $6.2 million, losses incurred by our strategic investment of $1.3 million, amortization of intangible assets of $1.4 million, and share-based compensation of $2.7 million.

We expect that general and administrative costs will increase in absolute terms as we hire additional personnel and incur costs related to the anticipated growth of our business and our global operations. We also expect an increase in our general and administrative expenses to occur as a result of our efforts to develop and protect intellectual property rights, including expenses associated with the identification and documentation of intellectual property, the preparation and prosecution of patent applications and as we incur additional expenses associated with being a publicly traded company, including expenses associated with comprehensively analyzing, documenting and testing our system of internal controls and maintaining our disclosure controls and procedures as a result of the regulatory requirements of the Sarbanes-Oxley Act.

Sales and Marketing. PacketVideo and NextWave accounted for $4.9 million and $2.1 million of the increase in 2006, respectively. The increases are comprised primarily of increased spending for compensation and associated costs for marketing and sales personnel of $6.1 million, share-based compensation of $0.3 million, expenses associated with marketing and promotional activities of $0.3 million, and amortization expenses related to intangible assets of $0.3 million.

We expect sales and marketing expenses to increase in absolute terms with the growth of our business in the upcoming year, primarily from our PacketVideo business and from our GO Networks business which was acquired in February 2007. Additionally, as we achieve full commercial deployment of our wireless broadband technologies and products, we will increase sales and marketing expenses both in absolute terms, and as a percentage of revenue at NextWave Broadband, Inc.

Business Realignment Costs. Business realignment costs for the period from inception (April 13, 2005) to December 31, 2005 were $13.0 million and include non-cash impairment costs of $5.9 million for certain hardware and service costs deemed to have no value in consideration of current technology and then-anticipated  test site plans in Henderson, Nevada. The impairment loss recognized was equal to the carrying value of impaired assets. Additionally, we accrued $7.1 million related to minimum purchase obligations that we believed we would not utilize due to the then-anticipated technology and market trial plans in Henderson, Nevada. In the fourth quarter of 2006, we renegotiated this minimum purchase obligation with the vendor and reversed the 2005 accrual to reflect the reduction in the contractual obligation.

Purchased In-Process Research and Development Costs. In conjunction with our acquisition of CYGNUS in 2006, one of our small acquisitions during 2006 and our acquisition of PacketVideo in 2005, we purchased in-process research and development projects valued at $1.9 million, $1.6 million and $6.6 million, respectively. These amounts were expensed upon the respective dates of acquisition because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

Interest Income. Interest income for 2006 was $12.5 million compared to $11.1 million for the period from inception (April 13, 2005) to December 31, 2005, an increase of $1.4 million, and consisted of interest earned during the respective periods on our unrestricted and restricted cash and investment balances, which totaled $275.7 million and $459.2 million at the end of 2006 and 2005, respectively.

Interest income in the future will be affected by changes in short-term interest rates and changes in our cash and investment balances, which may be materially impacted by development plans, acquisitions and other financial activities.

Interest Expense. Interest expense for 2006 was $20.6 million compared to $1.0 million for the period from inception (April 13, 2005) to December 31, 2005, an increase of $19.6 million. Our issuance of $350.0 million in principal amount of 7% Senior Secured Notes in July 2006 accounted for $19.2 million of the increase. The remainder of the increase of $0.4 million consists primarily of the accretion of discounted wireless spectrum license lease liabilities acquired in 2006.

Our interest expense will increase during 2007 due to the accrual of interest for a full year on our 7% Senior Secured Notes, amortization of the discount and debt issue costs related to our 7% Senior Secured Notes and interest accreted on our newly acquired spectrum lease liabilities. Interest expense will also increase during 2007 from the assumption of a loan in connection with the acquisition of GO Networks, Inc.

Provision for Income Taxes. The effective income tax rate for 2006 was 0.0%, resulting in no income tax provision in 2006 on our pre-tax loss of $106.7 million. The effective tax rate in 2006 was unfavorably impacted by the recording of $41.3 million of valuation allowance on the increase in our U.S. net deferred tax asset balance. The effective income tax rate for the period from inception (April 13, 2005) to December 31, 2005 was a negative 0.9%, resulting in an income tax provision of $0.4 million on our pre-tax loss of $45.7 million. The effective tax rate in 2005 was unfavorably impacted by the recording of $17.1 million of valuation allowance on the net increase in our U.S. deferred tax asset balance.

Minority Interest. Minority interest for 2006 was $1.6 million compared to $0.1 million for the period from inception (April 13, 2005) to December 31, 2005. Minority interest in 2006 primarily represents our minority partner’s share of losses in our Inquam Broadband joint venture formed in January 2006. Minority interest in 2005 represents minority shareholders’ share of losses in our CYGNUS subsidiary.

Liquidity And Capital Resources

Since our inception (April 13, 2005), we have incurred operating losses and negative cash flows and had an accumulated deficit of $151.0 million at December 30, 2006, consisting of $122.9 million and $28.1 million from NextWave and PacketVideo, respectively. We have funded our operations, strategic investments and wireless license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005 and the net proceeds from the issuance of our 7% Senior Secured Notes in July 2006 of $295.0 million. Our total cash, cash equivalents and short-term investments at December 30, 2006 were $200.7 million.

The following table presents working capital, cash, cash equivalents and investments:

(in millions)	December 30, 2006	Decrease for the Year Ended December 30, 2006	December 31, 2005	Increase (Decrease) for the Period from Inception (April 13, 2005) to December 31, 2005	Inception (April 13, 2005)
Working capital	$166.3	$(290.1)	$456.4	$(96.3)	$552.7
Cash and cash equivalents	33.0	(60.6)	93.6	(461.5)	555.1
Short-term investments	167.7	(197.9)	365.6	365.6	—
Total cash, cash equivalents and investments	$200.7	$(258.5)	$459.2	$(95.9)	$555.1

The following table presents our utilization of cash, cash equivalents and short-term investments for the year ended December 30, 2006 compared to the period from inception (April 13, 2005) to December 31, 2005:

(in millions)	Year Ended December 30, 2006	Inception (April 13, 2005) to December 31, 2005
Beginning cash, cash equivalents and investments	$459.2	$555.1
Cash paid for acquisition of wireless spectrum licenses and subsequent lease obligations	(402.7)	(18.8)
Cash paid for business combinations, net of cash acquired	(8.4)	(51.1)
Proceeds from long-term obligations, net of costs to issue	295.0	—
Net payments to and changes in restricted investment account securing long-term obligations	(75.0)	—
Cash used by operating activities	(56.3)	(18.7)
Cash paid for property and equipment	(13.0)	(7.3)
Other, net	1.9	—
Ending cash, cash equivalents and investments	$200.7	$459.2

The decrease in cash, cash equivalents and investments of $258.5 million during 2006, primarily reflects $402.7 million paid for wireless spectrum licenses and subsequent lease obligations, our payment of $75.0 million into a restricted cash account to secure our 7% Senior Secured Notes, cash used in operating activities of $56.3 million, consisting of $57.8 million used by NextWave and our joint venture which was partially offset by $1.5 million in cash provided by PacketVideo operations, $13.0 million in cash paid for capital expenditures and $8.4 million paid for business combinations. These uses of cash were partially offset by the net proceeds from the issuance of our 7% Senior Secured Notes of $295.0 million.

The decrease in cash, cash equivalents and investments of $95.9 million during the period from inception (April 13, 2005) to December 31, 2005, primarily reflects $51.1 million in cash paid for our acquisition of PacketVideo and our joint venture investment, $18.8 million paid for wireless spectrum licenses and subsequent lease obligations, cash used in operating activities of $18.7 million, consisting of $15.2 million used by NextWave and our joint venture and $3.5 million used by PacketVideo, and $7.3 million in cash paid for capital expenditures.

In August 2006, we acquired WCS Wireless Inc., which holds spectrum covering the central, western, and northeastern United States, for $160.5 million. The $160.5 million purchase price for WCS was funded with a portion of the proceeds from our recently completed 7% Senior Secured Notes financing.

In July 2006, our subsidiary NextWave Wireless LLC issued 7% Senior Secured Notes due 2010 (the “Notes”) in the aggregate principal amount of $350.0 million. The Notes were issued at a fifteen percent (15%) original issue discount, resulting in gross proceeds of $297.5 million. We will be obligated to pay the Notes at their full face value of $350.0 million on July 17, 2010 and interest of 7% per annum, or $24.5 million, is payable semiannually in January and July each year commencing January 15, 2007. The original issue discount will provide the note purchasers with a yield that is in addition to the coupon rate upon repayment of the Notes. After the payment of transaction related expenses, we received net proceeds of $295.0 million available for the sole purpose of financing spectrum acquisitions and leases. The net proceeds from the Notes were used to acquire WCS Wireless, Inc. for $160.5 million, 154 spectrum licenses from the FCC aggregating $115.6 million and two new Educational Broadband Service (“EBS”) leases for $22.1 million.

The purchasers of the Notes were investment funds and other institutional investors, including affiliates of Avenue Capital Group, among others. Robert T. Symington, a member of our Board of Directors, is a Portfolio Manager at Avenue Capital Group. Neither Mr. Symington nor Avenue Capital Group or its affiliates received any compensation in connection with the financing. The Notes are guaranteed by certain of our subsidiaries, including NextWave Broadband and PacketVideo. In addition, NextWave Wireless Inc. guaranteed the Notes following the corporate conversion merger in November 2006. No scheduled principal payments will be due on the Notes before the maturity date of July 15, 2010. The Notes are pre-payable at our option at specified premiums to the principal amount that will decline over the term of the Notes from 105% to 100%, plus a make-whole amount applicable until July 17, 2008. The obligations under the Notes are secured by first priority liens on certain pledged equity interests, FCC licenses, spectrum leases, securities accounts, proceeds from any of the foregoing as well as proceeds derived in any way from foreign licenses. We are required to maintain $75.0 million in cash or cash equivalents from funds other than the proceeds of the Notes in a restricted collateral account at all times while the Notes remain outstanding. The purchase agreement contains representations and warranties, affirmative and negative covenants (including, without limitation, (i) our obligation to maintain in full force and effect our FCC licenses and spectrum leases, (ii) our obligation to use the note proceeds for the acquisition of spectrum, not to exceed $0.25 per MHz-POP, (iii) our obligation not to become liable to any additional indebtedness, subject to certain exceptions including the ability to enter into spectrum leases or to incur $25.0 million of acquired company debt or purchase money indebtedness and (iv) our obligation not to make restricted payments to holders of subordinated debt or equity securities, including cash dividends, that are customary in similar types of transactions. The purchase agreement also contains customary events of default and additional events of default including, the termination, cancellation or rescission of any FCC license owned or leased by us and necessary for our operation of a wireless communications system. At December 30, 2006, we were not in compliance with the types of investments required to be held in our restricted collateral account. This default was subsequently cured by us on our own accord and no waiver was required.

In connection with the Notes financing described above, we entered into a warrant agreement with the purchasers of the Notes whereby on November 13, 2006, we issued 4.1 million warrants to purchase shares of common stock. The warrants have an exercise price of $0.01 per share and are exercisable at any time from the date of issuance until July 15, 2009.

On March 28, 2007, we issued and sold 355,000 shares of our Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $1,000 per share. The Series A Preferred Stock was issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933. We received $351 million in net proceeds from the sale of the Series A Preferred Stock. The net proceeds will be used to fund operations, accelerate the development of new wireless technologies, expand the company’s business, and enable future strategic acquisitions. The purchasers of the Series A Preferred Stock include, in addition to other investment funds and institutional investors, Navation, Inc., an entity owned by Allen Salmasi, our Chairman and Chief Executive Officer, Manchester Financial Group, L.P., an entity indirectly owned and controlled by Douglas F. Manchester, a member of our Board of Directors, and affiliates of Avenue Capital, of which a member of our Board of Directors, Robert Symington, is a portfolio manager.

The Series A Preferred Stock has an initial liquidation preference of $1,000 per share, subject to increase for accrued dividends as described below. The liquidation preference would become payable upon redemption, as described below, upon a liquidation or dissolution of our company, or upon deemed liquidation events including a change in control, merger or sale of all or substantially all our assets, in which case the Series A Preferred Stock will be entitled to receive an amount per share equal to the greater of 120% of the liquidation preference or the amount that would have been received if such share had converted into common stock in connection with such deemed liquidation event.

Each share of Series A Preferred Stock is convertible into a number of shares of our common stock equal to the liquidation preference then in effect divided by $11.05 and is convertible at any time at the option of the holder, or at our election after the 18-month anniversary of issuance, subject to the trading price of our common stock reaching $22.10 for a specified period of time, subject to adjustment. We will not be entitled to convert the Series A Preferred Stock at our election unless a shelf registration statement covering the shares of common stock issued upon conversion is then effective or the shares are no longer considered restricted securities under the Securities Act.

The Series A Preferred Stock is entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until the fourth anniversary of issuance, we can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. From and after the fourth anniversary of issuance, we must declare dividends in cash each quarter, subject to applicable law. The dividend rate is subject to adjustment to 10% per annum if we default in our dividend payment obligations, or certain registration obligations. The dividend rate is subject to adjustment to 15% per annum if we fail to comply with the protective covenants of the Series A Preferred Stock described below and to 18% per annum if we fail to convert or redeem the Series A Preferred Stock when required to do so.

Pursuant to the terms of the Series A Preferred Stock, so long as at least 25% of the issued shares of Series A Preferred Stock remain outstanding, and until the date on which we elect to redeem all shares of Series A Preferred Stock in connection with an asset sale, as described below, we must receive the approval of the holders of shares representing at least 75% of the Series A Preferred Stock then outstanding to (i) incur indebtedness in excess of $500 million, subject to certain adjustments and exceptions, (ii) create any capital stock that is senior to or on a parity with the Series A Preferred Stock, or (iii) consummate asset sales involving the receipt of gross proceeds of, or the disposition of assets worth, $500 million or more. In addition, so long as at least 25% of the issued shares of Series A Preferred Stock remain outstanding, we may not distribute rights or warrants to all holders of our common stock entitling them to purchase shares of our common stock, or consummate any sale of our common stock, for an amount less than the fair market value on the date of issuance, with certain exceptions. With respect to other matters requiring stockholder approval, the shares of Series A Preferred Stock will be entitled to vote as one class with the common stock on an as-converted basis.

We will be required to redeem all outstanding shares of Series A Preferred Stock, if any, on March 28, 2017, at a price equal to the liquidation preference plus unpaid dividends. If we elect to convert the Series A Preferred Stock after our common stock price has reached the qualifying threshold, we must redeem the shares of holders of Series A Preferred Stock who elect not to convert into common stock at a price equal to 130% of the liquidation preference. However, we are not required to redeem more than 50% of the shares of Series A Preferred Stock subject to any particular conversion notice. In the event that we fail to obtain approval of the holders of Series A Preferred Stock to an asset sale transaction, we must either not consummate such asset sale or elect to redeem all shares of Series A Preferred Stock at a redemption price equal to 120% of the liquidation preference. Holders will be entitled to opt-out of such a redemption.

In 2005, in order to consolidate current operations from two leased facilities into one building, we entered into a purchase agreement to acquire a build-to-suit office building in Henderson, Nevada for $8.2 million, which included an allowance for the construction of related interior improvements. In addition, we planned to install furniture, fixtures and equipment costing approximately $3.6 million. This purchase agreement was amended in March 2007, reducing the cost of the building to $6.9 million (not including interior improvements) as the result of construction delay penalties. We expect to pay the $6.9 million in the second quarter of 2007. A separate agreement was entered into in March 2007 for the construction of the interior improvements in the amount of $2.6 million and further agreements will be entered into in the second quarter of 2007 for the acquisition of furniture, fixtures and equipment for approximately $1.9 million. Construction is expected to be completed during the second quarter of 2007, at which time we expect to occupy the facility and pay the remaining costs associated with occupancy.

In September 2006, we were declared the winning bidder for 154 AWS spectrum licenses for an aggregate bid of $115.6 million. As of December 30, 2006, under a note agreement, we had loaned Inquam Broadband, our joint venture, $22.7 million to participate in a wireless spectrum auction in Germany. In December 2006, Inquam Broadband was declared the winning bidder for 28 wireless licenses in Germany for an aggregate cost of $23.1 million. In February 2007, we loaned Inquam Broadband an additional $5.8 million to participate in a spectrum auction in Switzerland and are currently awaiting notification from the Federal Office of Communication in Switzerland, which will determine if the license will be granted to Inquam Broadband for the minimum concession.

We also have the option to acquire a 51% interest in a subsidiary of Inquam-BMR GP, the holder of the remaining 49% interest in our Inquam Broadband joint venture, for 9.7 million Euros ($12.7 million at December 30, 2006). The option price is subject to adjustment for changes in liabilities or subsequent funding provided to the subsidiary by Inquam Broadband. The option expires on the later of April 18, 2007 and the 12th business day following the announcement of the outcome of the Swiss auction described below. At any time prior to the expiration of the option in April 2007, Inquam-BMR GP has the right to purchase an interest between 25% and 49% in the note agreement, at which time both Inquam-BMR GP’s and our note interests would simultaneously convert into ordinary shares of Inquam Broadband on a pro rata basis. In lieu of this right and at any time prior to the expiration of the option, Inquam-BMR GP has the right to require us to purchase all Inquam Broadband shares then held by Inquam-BMR GP for 1,000 Euros per share ($2.1 million at December 30, 2006). In the event that Inquam-BMR GP does not exercise either of these rights prior to the expiration of our option on the date referenced above, we must elect to either convert the note into shares of Inquam Broadband equal to the note amount divided by 1,000 or purchase all Inquam Broadband shares then held by Inquam-BMR GP for 1,000 Euros per share ($2.1 million at December 30, 2006).

In December 2006, our PacketVideo subsidiary signed a share purchase agreement to acquire all of the shares of SDC Secure Digital Container AG for cash of $19.0 million. The acquisition was completed in January 2007.

In February 2007, NextWave acquired all of the outstanding common stock and warrants of GO Networks, Inc., for $13.2 million plus the assumption of $6.7 million in debt, of which $1.3 million was paid at closing. Additional purchase consideration of up to $25.7 million may be paid in shares of NextWave common stock, subject to the achievement of certain operational milestones in the 18-month period subsequent to the closing of the acquisition. NextWave also adopted the GO Networks Employee Stock Bonus Plan, whereby certain employees may receive up to an aggregate of $5.0 million in shares of NextWave common stock upon the achievement of certain operational milestones in the 18-month period subsequent to the closing of the acquisition.

In March 2007, NextWave acquired all of the outstanding shares of common stock of 4253311 Canada Inc., a Canadian company. The total cost of the acquisition is expected to be approximately $26.0 million in cash. The assets of the company are comprised almost entirely of wireless spectrum.

As of December 30, 2006, we had $200.7 million of unrestricted cash, cash equivalents and short-term investments, and $75.0 million in restricted investments required to be reserved under our Notes financing.

Since our emergence as a wireless technology company, we have consummated transactions to acquire licensed spectrum rights, including subsequent lease obligations, for amounts totaling $451.9 million. These transactions include our recent acquisition of Canadian licenses for $19.5 million paid and approximately $6.5 million held in escrow the acquisition of German licenses by Inquam Broadband for $23.1 million, our acquisitions of 154 AWS spectrum licenses totaling $115.6 million, the WCS licenses from Bal-Rivgam, LLC for $56.9 million, and WCS Wireless Inc., for $160.5 million. The Bal-Rivgam acquisition agreement provides that $21.9 million of the proceeds of the purchase would be deposited into escrow until January 2008 to cover any liabilities stemming from Bal-Rivgam's ownership of the licenses prior to closing, claims resulting from breaches of representations or warranties and certain claims under the spectrum licenses.

We are currently unable to project when our chipsets and network components based on WiMAX and Wi-Fi technologies will be commercially deployed and generate revenue. However, we believe that our current revenues, cash and short-term investments and financing activities will be sufficient to fund our operating activities at least through 2008.

•
We plan to fund our wireless broadband technology development activities with our unrestricted cash and investments and net proceeds from the sale of preferred stock until such point that we begin sales of our chipsets and network component products and enter into licensing arrangements for our wireless broadband technologies. Our wireless broadband products and technologies are in the early stages of development and will require a substantial investment before they may become commercially viable. Our research and development expenses for our wireless broadband products and technologies, including our chipsets were $41.4 million during 2006. Largely due to our planned increase in engineering personnel, we expect our wireless broadband technology development expenses to increase by approximately 69% during 2007. Because we are adopting a strategy of licensing our technology and selling chipsets to third party equipment manufacturers, we do not anticipate that the license and sale of our products and technologies will require significant additional capital.

•
Our network services business is not expected to require significant additional capital expenditures beyond what is necessary to complete our Henderson, Nevada office building and test site. With the exception of our test site in Henderson, Nevada, we do not intend to build-out wireless networks, but will provide our technologies, services and spectrum to service providers who are engaged in these activities. In 2007, we expect to expend $4.4 million on the deployment of our test site in Henderson, Nevada. If that test site is successful, we anticipate that we will seek service providers to expand the trial network to cover most of the Las Vegas metropolitan region.

•
GO Networks, Inc., acquired in February 2007, develops high-performance mobile Wi-Fi systems for commercial and municipal service providers. GO Networks’ Mobile Broadband Wireless system combines xRFTM smart-antenna technology with a cellular-mesh Wi-FI architecture to provide commercial and municipal service providers with a cost-effective solution to support bandwidth-intensive mobile broadband services such as video streaming, web browsing, real-time gaming, video telephony and other types of multimedia applications.

We may need to secure significant additional capital in the future to implement changes to, or expansions of, our business plan and to become cash flow positive. We may also require additional cash resources for other future developments, including any investments or acquisitions we may pursue, such as investments or acquisitions of other business or technologies. If our existing working capital resources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. Our Notes and our Series A Senior Convertible Preferred Stock prohibit our incurrence of additional indebtedness, subject to certain exceptions. The sale of equity securities or convertible debt securities could result in additional dilution to our stockholders.

The incurrence of indebtedness would result in debt service obligations and the requirement that we comply with operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Restatement of Previously Reported Interim Financial Statements

On March 23, 2007, we announced the need to adjust our financial results for the first three quarters of 2006 to reflect a correction in our accounting for certain revenue contracts and for the incorrect capitalization of certain engineering costs in our PacketVideo subsidiary. Specifically, we determined that we were incorrectly deferring engineering design, maintenance and support and royalty revenues on contracts where post-contract customer support (“PCS”) was required and no separate objective evidence of its fair value, specific to Packet Video, existed for the PCS. We also determined that we had incorrectly deferred certain technology costs prior to achieving technological feasibility. The change has been made to defer revenue and related costs determined to be related to the PCS portion of the contract and to expense previously capitalized engineering costs.

The following interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. In our opinion, this information has been prepared on a basis consistent with that of our audited consolidated financial statement and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly and year-to-date financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 30, 2006 included in this Annual Report on Form 10-K.

The following table presents the impact of the change in revenues and related costs on our previously reported consolidated statements of operations for the first three quarters of 2006:

	Three Months Ended
	April 1, 2006			July 1, 2006			September 30, 2006
(in thousands)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Statements of Operations
Revenues	$5,673	$(1,768)	$3,905	$8,331	$(2,038)	$6,293	$8,051	$(1,381)	$6,670
Operating expenses:
Cost of revenues	2,686	(879)	1,807	3,198	(560)	2,638	4,568	(1,062)	3,506
Engineering, research and development	10,233	856	11,089	12,601	693	13,294	11,455	179	11,634
General and administrative	8,492	—	8,492	12,140	—	12,140	14,896	—	14,896
Sales and marketing	1,613	—	1,613	2,539	—	2,539	2,992	—	2,992
Purchased in-process research and development	—	—	—	1,648	—	1,648	—	—	—
Total operating expenses	23,024	(23)	23,001	32,126	133	32,259	33,911	(883)	33,028
Loss from operations	(17,351)	(1,745)	(19,096)	(23,795)	(2,171)	(25,966)	(25,860)	(498)	(26,358)
Other income (expense)
Interest income	3,187	—	3,187	3,197	—	3,197	3,419	—	3,419
Interest expense	(308)	—	(308)	(366)	—	(366)	(9,010)	—	(9,010)
Other income and expense, net	(92)	—	(92)	216	—	216	(26)	—	(26)
Total other income (expense), net	2,787	—	2,787	3,047	—	3,047	(5,617)	—	(5,617)
Loss before provision for income taxes and minority interest	(14,564)	(1,745)	(16,309)	(20,748)	(2,171)	(22,919)	(31,477)	(498)	(31,975)
Income tax benefit (provision)	209	—	209	—	—	—	(93)	—	(93)
Minority interest	657	—	657	214	—	214	265	—	265
Net loss	$(13,698)	$(1,745)	$(15,443)	$(20,534)	$(2,171)	$(22,705)	$(31,305)	$(498)	$(31,803)

The following table presents the impact of the change in revenues and related costs on our previously-reported consolidated balance sheets for the first three interim reporting dates in 2006:
	April 1, 2006			July 1, 2006			September 30, 2006
(in thousands)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Balance Sheets
ASSETS
Current assets:
Cash and cash equivalents	$99,871	$—	$99,871	$30,643	$—	$30,643	$25,371	$—	$25,371
Short-term investments	266,716	—	266,716	309,794	—	309,794	196,801	—	196,801
Accounts receivable, net	2,235	—	2,235	5,206	—	5,206	5,728	—	5,728
Deposits for wireless spectrum bids	—	—	—	—	—	—	142,866	—	142,866
Deferred contract costs	1,456	21	1,477	2,105	(110)	1,995	2,242	772	3,014
Prepaid expenses and other current assets	5,745	—	5,745	8,518	—	8,518	7,252	—	7,252
Total current assets	376,023	21	376,044	356,266	(110)	356,156	380,260	772	381,032
Restricted cash	—	—	—	—	—	—	76,792	—	76,792
Wireless spectrum licenses, net	130,889	—	130,889	130,374	—	130,374	374,137	—	374,137
Goodwill	27,001	—	27,001	32,936	—	32,936	32,829	—	32,829
Other intangible assets, net	17,449	—	17,449	16,846	—	16,846	16,306	—	16,306
Property and equipment, net	15,040	—	15,040	14,632	—	14,632	16,796	—	16,796
Prepaid expenses and other noncurrent assets	7,708	—	7,708	6,761	—	6,761	8,279	—	8,279
Total assets	$574,110	$21	$574,131	$557,815	$(110)	$557,705	$905,399	$772	$906,171

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$4,488	$—	$4,488	$2,274	$—	$2,274	$2,369	$—	$2,369
Accrued expenses	7,058	—	7,058	12,104	—	12,104	19,465	—	19,465
Current portion of long-term obligations	2,575	—	2,575	2,822	—	2,822	2,681	—	2,681
Deferred revenue	4,021	1,766	5,787	3,100	3,806	6,906	2,867	5,186	8,053
Current tax liability	—	—	—	—	—	—	40	—	40
Other current liabilities and deferred credits	755	—	755	1,009	—	1,009	961	—	961
Total current liabilities	18,897	1,766	20,663	21,309	3,806	25,115	28,383	5,186	33,569
Deferred income tax liabilities	—	—	—	—	—	—	67,673	—	67,673
Long-term deferred credits and reserves	8,203	—	8,203	8,575	—	8,575	8,243	—	8,243
Long-term obligations	15,311	—	15,311	15,661	—	15,661	292,310	—	292,310
Minority interest in subsidiary	889	—	889	1,143	—	1,143	884	—	884
Commitments and contingencies
Members’ equity:
Membership interests	591,452	—	591,452	592,389	—	592,389	619,966	—	619,966
Accumulated other comprehensive loss	(992)	—	(992)	(1,078)	—	(1,078)	(571)	—	(571)
Accumulated deficit	(59,650)	(1,745)	(61,395)	(80,184)	(3,916)	(84,100)	(111,489)	(4,414)	(115,903)
Total members’ equity	530,810	(1,745)	529,065	511,127	(3,916)	507,211	507,906	(4,414)	503,492
Total liabilities and members’ equity	$574,110	$21	$574,131	$557,815	$(110)	$557,705	$905,399	$772	$906,171

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

Revenue Recognition. We recognize revenue in accordance with the following authoritative literature: American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition; SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements; SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; and Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility is reasonably assured. We derive revenue principally from contracts to provide embedded multimedia software products for mobile devices and related royalties.

We have arrangements whereby customers pay one contracted amount for multiple products and services and in some cases, involve a combination of products and services. Our arrangements generally include a software or technology license, non-recurring engineering services, and in most situations post contract customer support (“PCS”). To date, we have not been able to establish vendor specific objective evidence (“VSOE”) for any of the elements included in our revenue arrangements. We have been unable to establish VSOE for the elements that we sell as part of a multiple-element arrangement because the products or services have not yet been sold separately or a standard price list has not been established. As a result, once the software or technology is delivered and the only undelivered element is services, the entire non-contingent contract value is recognized over the remaining service period. Costs directly attributable to providing these services are also deferred in deferred contracts costs and amortized over the remaining service period of the revenues.

When we provide services under non-recurring engineering contracts that are considered essential to the functionality of the software products and there is an undelivered element without VSOE, generally PCS, revenues are deferred until the engineering services are complete. Revenues are then recognized from the delivery of the software ratably through the end of the support period.

Typically, we earn royalty revenues on licensed embedded multimedia products sold by our licensees. Generally, royalties are paid by licensees on a per unit or contingent use basis. The licensees generally report and pay the royalty in the quarter subsequent to the period of delivery or usage. When royalty arrangements also provide for ongoing PCS that does not meet the criteria to be accrued on delivery of the software, the royalty is recognized ratably from the date the royalty report is received through the stated remaining term of the PCS arrangement.

In limited situations, we have determined that PCS revenue can be recognized upon delivery of the software. In these situations, we have determined that PCS is for one year or less, the estimated cost of providing PCS during the arrangement is insignificant and unspecified upgrades or enhancements offered during PCS arrangements historically have been and are expected to continue to be minimal and infrequently provided. In these limited situations, we have accrued all the estimated costs of providing the services, which to date have been insignificant.

Services sold separately are generally billed on a time-and- materials basis at agreed-upon billing rates, and revenue is generally recognized as the services are performed.

Arrangements generally do not allow for product returns and we have no history of product returns. Accordingly, no allowance for returns has been provided. Revenue payable on extended payment terms are recognized in the period the payment becomes due. If an arrangement includes specified upgrade rights, revenue is deferred until the specified upgrade has been delivered.

Wireless Spectrum Licenses. Wireless licenses that we purchase from third parties or in spectrum auctions held by the FCC are initially recorded at fair value, which is the purchase price paid for the license at the time of acquisition plus legal costs incurred to acquire the intangible asset. We have determined that our Broadband Radio Service (“BRS”) and Wireless Communication Service (“WCS”) wireless spectrum licenses meet the definition of indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. The wireless spectrum licenses from the FCC may be renewed every ten years for a nominal fee, provided that we continue to meet the service and geographic coverage provisions required by the FCC. As of December 30, 2006, indefinite-lived wireless spectrum licenses that are not subject to amortization totaled $450.1 million.

Wireless licenses for which we have acquired lease rights from third parties or from foreign countries where the renewal terms are not yet established are considered to have finite lives. The asset and related liability are recorded at the present value of future cash flows using our incremental borrowing rate at the time of acquisition. The wireless license asset is amortized over the contractual life of the lease. Such licenses in the United States are the Educational Broadband Service (“EBS”) licenses for which we have entered into long-term leases. As of December 30, 2006, amortized wireless spectrum licenses, net of accumulated amortization, totaled $77.9 million.

In cases where we acquire the stock of an entity whose assets are comprised almost entirely of wireless spectrum, we account for the acquisition of the company as an acquisition of wireless spectrum assets rather than as an acquisition of a business based on guidance under EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”. The value assigned to the wireless spectrum generally includes the cash purchase price, associated legal and closing costs and deferred tax liabilities. Deferred tax liabilities are determined in accordance with EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations”. During 2006, we acquired such a wireless spectrum license for a total cost of $236.4 million, which included the cash purchase price of $160.5 million, legal costs of $0.1 million, and $75.8 million in associated deferred tax liabilities.

Valuation of Intangible Assets and Investments. In accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and certain spectrum licenses. In lieu of amortization, we are required to perform an annual review for impairment, or more frequently if impairment indicators arise. Goodwill and intangible assets not subject to amortization are considered to be impaired if we determine that the carrying value of the asset exceeds its fair value.

We test goodwill for impairment annually at a reporting unit level using a two-step process. As of December 30, 2006, we had two reporting units as defined by SFAS 142 containing goodwill that required testing for impairment. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we then perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

For the goodwill impairment test performed as of October 1, 2006, the discounted cash flows used to estimate fair value were based on discrete financial forecasts of five years for our PacketVideo reporting unit and seven years for our Advanced Technology Group reporting unit. These forecasts were developed by management for planning purposes. Cash flows beyond these periods were estimated using terminal value calculations. The future cash flows were discounted to present value using a discount rate of 17.7% and a terminal growth rate of 6% for our PacketVideo reporting unit and 8% for our Advanced Technologies Group reporting unit. A variance in the discount rate or in management’s forecasts would have a significant impact on the estimated fair value of the reporting unit and consequently the amount of identified goodwill impairment. We did not recognize any goodwill impairment as a result of performing this annual test.

We test indefinite-lived intangible assets by making a determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. We also evaluate the remaining useful life of our intangible assets that are not subject to amortization on an annual basis to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, that asset is tested for impairment. After recognition of the impairment, if any, the asset is amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. At October 1, 2006, our intangible assets not subject to amortization were evaluated for impairment and we determined that no impairment existed at that date.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” intangible assets subject to amortization were evaluated for impairment as of December 30, 2006. SFAS 144 requires the recognition of an impairment loss when the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. We determined that no impairment existed at our testing date.

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

The recorded value of goodwill and other intangible assets may become impaired in the future. As of December 30, 2006, our goodwill and intangible assets, net of accumulated amortization, were $32.2 million and $546.6 million, respectively. If the estimates of fair values or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. We also cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Share-Based Payments and Pro forma Share-Based Compensation. We grant options and warrants to purchase common stock to our employees, directors, members of our Technical Developments Steering Committee and other strategic advisors under our stock option plans and advisory agreements. The benefits provided by these plans and agreements qualify as share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires us to recognize compensation expense based on the estimated fair values of the share-based awards to employees determined on the date of grant for all awards granted, modified or cancelled as of January 1, 2006 (the effective date).

Prior to the effective date, we did not recognize any compensation cost in our statements of operations for share-based awards granted to employees with an option price equal to the fair market value of respective common stock on the date of grant as we accounted for them under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations and adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation” (“SFAS 123”). We provided pro forma net loss in accordance with the disclosure only provision of SFAS 123. The share-based compensation expense used in these pro forma amounts is based on the minimum value method option-pricing model. This method required us to use several assumptions to estimate the fair value including the expected life of the option.

We adopted the provisions of SFAS 123(R) using the prospective transition method, whereby we will continue to account for nonvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply SFAS 123(R) to all awards granted or modified after that date. In accordance with the transition rules of SFAS 123(R), we no longer provide the pro forma disclosures in reports issued for periods ending after December 31, 2005 as SFAS 123(R) precludes companies that use the minimum value method for pro forma disclosure from continuing to provide those pro forma disclosures for outstanding awards accounted for under the intrinsic value method of APB 25.

Our determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by a number of assumptions such as expected volatility, expected term, risk-free interest rates and expected dividends. We base expected volatility on an average of our peer companies’ expected volatilities due to lack of trading history of our common stock and our subsidiaries’ shares. As none of the plans have sufficient history for estimating the term from grant date to full exercise of the option, we consider expected terms applied, in part, by our peer companies to determine the expected life of each grant. We base the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the share-based award. Our expected dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends on our common stock. We have assumed an annualized forfeiture rate of 10% for our options based on a combined review of industry and employee turnover data, as well as an analytical review performed of historical pre-vesting forfeitures occurring over the previous year. Under the true-up provisions of SFAS 123(R), we record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

We believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer and willing seller market transaction. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods than those currently applied under SFAS 123(R), the compensation expense that we record in the future under SFAS 123(R) may differ significantly from what we have reported during 2006.

The CYGNUS Communications, Inc. 2004 Stock Option Plan., as amended in February 2006, provided for the conversion of each CYGNUS option, whether issued or unissued, into the right to purchase .05097 shares of NextWave common stock upon the Corporate Conversion Merger. The conversion was accounted for as a modification resulting from an exchange of options in a business combination under SFAS 123(R) in which the fair value of the vested portion of the new options at the date of conversion, valued at $0.9 million, was added to the purchase price of CYGNUS and the fair value of the unvested portion of the new options, valued at $1.2 million, is amortized over the remaining vesting periods.

For 2006, we recognized $2.8 million in compensation expense for employee stock options. At December 30, 2006, there was $8.6 million remaining in unrecognized compensation cost related to employee stock options which is expected to be recognized over a weighted average period of 3.4 years.

On January 3, 2007, concurrent with the listing of NextWave’s common stock on the Nasdaq Global Market, an option to purchase one share of common stock of NextWave for $6.00 per share was issued for every six options outstanding under our PacketVideo 2005 Equity Incentive Plan. The exchange will be accounted for as a modification under SFAS 123(R) during fiscal year 2007 and is expected to result in additional compensation expense.

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

Recent Accounting Pronouncements

In June 2006, the FASB Issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective for our fiscal year beginning December 31, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We believe that adoption of this interpretation will not have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. NextWave’s management is in the process of evaluating the impact of the adoption of SFAS No. 157.

Contractual Obligations

The following table summarizes our contractual obligations at December 30, 2006, and significant contractual obligations entered into subsequent to that date, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
(in thousands)	Total	2007	Years 2008-2009	Years 2010-2011	Years 2012 and Thereafter
Long-term obligations	$380,178	$3,066	$5,744	$354,929	$16,439
Services and other purchase agreements	12,929	7,535	5,394	—	—
Pending business acquisition	19,000	19,000	—	—	—
Capital expenditures(1)	8,200	8,200	—	—	—
Operating leases	21,362	7,037	10,879	3,084	362
Total	$441,669	$44,838	$22,017	$358,013	$16,801

Significant contractual obligations entered into subsequent to December 30, 2006:
Mandatorily redeemable senior convertible preferred stock(2)	$355,000	$—	$—	$—	$355,000
Business acquisition(3)	19,863	16,283	3,580	—	—
Pending wireless spectrum acquisition(4)	26,015	26,015	—	—	—
Pending wireless spectrum leases(5)	23,399	7,523	1,597	1,633	12,646
Operating facility lease(6)	17,286	1,238	6,706	7,967	1,375

(1)
Our purchase agreement for an office building in Henderson, Nevada was amended in March 2007, reducing the cost of the building to $6.9 million. The $6.9 million was paid in March 2007. A separate agreement was entered into in March 2007 related to the interior construction costs of the building for $2.6 million. An additional estimated $1.9 million for non-contracted fixtures and furniture will also be required to ready the building for occupancy. Construction is expected to be completed during the second quarter of 2007, at which time we expect to occupy the facility and pay the remaining costs associated with occupancy.

(2)
On March 28, 2007, we issued and sold 355,000 shares of our Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $1,000 per share. We received $351 million in net proceeds from the sale of the Series A Preferred Stock.

(3)
In February 2007, we acquired all of the outstanding common stock and warrants of GO Networks, Inc., for $13.2 million plus the assumption of $6.7 million in debt, of which $1.3 million was paid at closing. Additional purchase consideration of up to $25.7 million may be paid in shares of NextWave common stock, subject to the achievement of certain operational milestones in the 18-month period subsequent to the closing of the acquisition. We also adopted the GO Networks Employee Stock Bonus Plan, whereby a select group of employees may receive up to an aggregate of $5.0 million in shares of NextWave common stock upon the achievement of certain operational milestones in the 18-month period subsequent to the closing of the acquisition.

(4)
In March 2007, we acquired all of the outstanding shares of common stock of 4253311 Canada Inc., a Canadian company. The total cost of the acquisition is expected to be approximately $26.0 million in cash. The assets of the company are comprised almost entirely of wireless spectrum.

(5)
During the first three months of 2007, we entered into three separate wireless spectrum leases. Approval of one of the license transfer applications has been received from the FCC and one is pending. The third application is pending with the Swiss Confederated Communications Commission.

(6)
In March 2007, we signed a lease agreement for office facilities that expires in 2012. The lease requires a $2.5 million letter of credit, which is gradually reduced until termination of the lease in 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 30, 2006, our investment portfolios included unrestricted and restricted investment securities with fair values of $200.7 million and $75.0 million, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. Interest income earned on our investments is affected by changes in the general level of U.S. interest rates. These income streams are generally not hedged.

Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

Foreign Currency Risk

We conduct our business through subsidiaries in Europe, Asia-Pacific and North America. Substantially all of our sales to customers located in foreign countries are denominated in U.S. dollars, minimizing foreign currency risks related to those transactions. Our foreign subsidiaries use the U.S. dollar as their functional currency. Accordingly, monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses associated with monetary assets and liabilities are translated at the rates of exchange that approximate the rates in effect at the transaction date. Non-monetary assets and liabilities and related elements of revenues, expenses, gains and losses are translated at historical rates. Resulting exchange gains or losses of these foreign investees are recognized in the consolidated statements of operations. Changes in currency exchange rates have affected, and will continue to affect our operating costs and net income.

ITEM 8. FINANCIAL STATEMENTS AND EXHIBITS

Index to Consolidated Financial Statements and Financial Statement Schedule
Page
Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	[ ]
Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	[ ]
Consolidated Statements of Operations for the Year Ended December 30, 2006 and for the Period from Inception (April 13, 2005) to December 31, 2005	[ ]
Consolidated Statement of Stockholders’/Members’ Equity for the Year Ended December 30, 2006 and for the Period from Inception (April 13, 2005) to December 31, 2005	[ ]
Consolidated Statements of Cash Flows for the Year Ended December 30, 2006 and for the Period from Inception (April 13, 2005) to December 31, 2005	[ ]
Notes to Consolidated Financial Statements	[ ]
Schedule II - Valuation and Qualifying Accounts	[ ]

Financial Statement Schedules: Financial statements schedules other than those appearing on page [ ]are omitted as they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NextWave Wireless Inc.

We have audited the accompanying consolidated balance sheets of NextWave Wireless Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, equity and cash flows for the year ended December 30, 2006 and for the period from April 13, 2005 (date of inception) through December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NextWave Wireless Inc. at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for the year ended December 30, 2006 and for the period from April 13, 2005 (date of inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ ERNST & YOUNG LLP
San Diego, California
March 26, 2007,
except for Note 14, as to which the date is
March 29, 2007

NEXTWAVE WIRELESS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
	December 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$32,980	$93,649
Short-term investments	167,705	365,582
Accounts receivable, net of allowance for doubtful accounts of $321 and $391, respectively	5,056	3,712
Deferred contract costs	2,397	898
Prepaid expenses and other current assets	7,837	8,677
Total current assets	215,975	472,518
Restricted cash	75,000	—
Wireless spectrum licenses, net	527,998	45,467
Goodwill	32,184	24,782
Other intangible assets, net	18,570	18,100
Property and equipment, net	17,529	11,092
Other noncurrent assets	9,823	7,815
Total assets	$897,079	$579,774

LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$1,630	$3,406
Accrued expenses	33,537	5,152
Current portion of long-term obligations	3,065	2,200
Deferred revenue	10,253	4,103
Current tax liability	80	417
Other current liabilities and deferred credits	1,160	822
Total current liabilities	49,725	16,100
Deferred income tax liabilities	75,774	—
Long-term deferred credits and reserves	3,324	8,306
Long-term obligations, net of current portion	298,030	14,934
Total liabilities	426,853	39,340
Minority interest in subsidiary	1,048	1,070
Commitments and contingencies
Stockholders’/Members’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 83,716 and 83,715 issued and outstanding, respectively, at December 30, 2006	84	—
Membership interests; 488,672 interests issued and outstanding as of December 31, 2005	—	589,354
Additional paid-in-capital	620,430	—
Common stock in treasury, at cost, 1 share at December 30, 2006	(7)	—
Accumulated other comprehensive loss	(357)	(832)
Accumulated deficit	(150,972)	(49,158)
Total stockholders’/members’ equity	469,178	539,364
Total liabilities and stockholders’/members’ equity	$897,079	$579,774

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 30, 2006	Inception (April 13, 2005) to December 31, 2005
Revenues	$24,284	$4,144
Operating expenses:
Cost of revenues	12,054	4,573
Engineering, research and development	52,810	17,349
General and administrative	51,537	15,318
Sales and marketing	9,992	2,960
Business realignment costs (credits)	(7,121)	13,031
Purchased in-process research and development	3,538	6,600
Total operating expenses	122,810	59,831
Loss from operations	(98,526)	(55,687)
Other income (expense)
Interest income	12,533	11,051
Interest expense	(20,647)	(1,006)
Other income and expense, net	(23)	(20)
Total other income (expense), net	(8,137)	10,025
Loss before provision for income taxes and minority interest	(106,663)	(45,662)
Income tax benefit (provision)	35	(417)
Minority interest	1,608	127
Net loss	$(105,020)	$(45,952)
Net loss per common share - basic and diluted	$(1.28)	N/A
Weighted average shares used in per share calculation	81,841	N/A
See Note 1 for pro forma net loss per common share information.

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’/MEMBERS’ EQUITY
(in thousands)
	Common Stock		Membership Interests		Additional Paid-In	Treasury Stock		Accumulated Other Compre-hensive	Accumulated	Total Stockholders’/ Members’	Compre- hensive
	Shares	Amount	Units	Amount	Capital	Shares	Amount	Loss	Deficit	Equity	Loss
Capital contributions upon inception (April 13, 2005)	—	$—	488,672	$588,279	$—	—	$—	$—	$—	$588,279
Accumulated deficit of variable interest entity contributed upon inception (April 13, 2005)	—	—	—	—	—	—	—	—	(3,206)	(3,206)
Share-based compensation for non-employee advisory services	—	—	—	1,075	—	—	—	—	—	1,075
Unrealized net losses on investments	—	—	—	—	—	—	—	(832)	—	(832)	$(832)
Net loss	—	—	—	—	—	—	—	—	(45,952)	(45,952)	(45,952)
Balance at December 31, 2005	—	—	488,672	589,354	—	—	—	(832)	(49,158)	539,364	$(46,784)
Units issued and stock options exchanged in a business acquisition	—	—	1,558	1,558	904	—	—	—	—	2,462
Shares/units issued for stock/unit options and warrants exercised, net of repurchases	1,504	2	1,382	1,382	13	(1)	(7)	—	—	1,390
Sale of restricted units	—	—	1,000	1,000	—	—	—	—	—	1,000
Share-based compensation expense	—	—	—	3,969	1,187	—	—	—	—	5,156
Distributions to members	—	—	—	(3,481)	—	—	—	—	—	(3,481)
Accumulated deficit of variable interest entity eliminated upon acquisition by NextWave	—	—	—	—	—	—	—	—	3,206	3,206
Fair value of warrants issued in connection with the issuance of 7% Senior Secured Notes	—	—	—	24,626	—	—	—	—	—	24,626
Exchange membership interests for common shares in conjunction with the Corporate Conversion	82,212	82	(492,612)	(618,408)	618,326	—	—	—	—	—
Unrealized net gains on investments	—	—	—	—	—	—	—	475	—	475	$475
Net loss	—	—	—	—	—	—	—	—	(105,020)	(105,020)	(105,020)
Balance at December 30, 2006	83,716	$84	—	$—	$620,430	(1)	$(7)	$(357)	$(150,972)	$469,178	$(104,545)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 30, 2006	Inception (April 13, 2005) to December 31, 2005
OPERATING ACTIVITIES
Net loss	$(105,020)	$(45,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,081	661
Amortization of intangible assets	5,831	2,926
Non-cash share-based compensation	5,156	1,075
Non-cash business realignment costs (credits)	(7,121)	13,031
In-process research and development	3,538	6,600
Accretion of interest expense	9,503	939
Losses incurred on strategic investment	1,494	159
Minority interest	(1,537)	—
Other non-cash adjustments	848	(614)
Changes in operating assets and liabilities:
Accounts receivable	(1,513)	(406)
Deferred contract costs	(1,499)	(424)
Prepaid expenses and other current assets	(2,463)	(3,742)
Other assets	(724)	205
Accounts payable and accrued liabilities	22,819	4,758
Deferred revenue	8,599	1,760
Other current liabilities and deferred credits	(329)	350
Net cash used in operating activities	(56,337)	(18,674)
INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	457,985	1,137,962
Proceeds from the sale of available-for-sale securities	1,091,844	—
Purchases of available-for-sale securities	(1,351,477)	(1,503,544)
Payments for wireless spectrum licenses	(400,337)	(18,780)
Cash paid for business combination, net of cash acquired	(8,446)	(46,621)
Payment for investment in software development company	—	(4,500)
Purchase of property and equipment	(13,036)	(7,278)
Other, net	(1,909)	—
Net cash used in investing activities	(225,376)	(442,761)
FINANCING ACTIVITIES
Proceeds from long-term obligations, net of costs to issue	295,018	—
Payments on long-term obligations	(2,502)	(15)
Payment to restricted cash account securing long-term obligations	(75,000)	—
Proceeds from the sale of equity interests, net of repurchases	2,390	—
Proceeds from investment by joint venture partner	2,585	—
Cash distributions paid to members	(1,447)	—
Net cash provided by (used in) financing activities	221,044	(15)
Net decrease in cash and cash equivalents	(60,669)	(461,450)
Cash and cash equivalents, beginning of period	93,649	555,099
Cash and cash equivalents, end of period	$32,980	$93,649

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NextWave, Summary of Significant Accounting Policies and Significant Accounts

NextWave Wireless Inc. (together with its subsidiaries, “NextWave”), the successor to NextWave Wireless LLC, is an early-stage wireless technology company engaged in the development of next-generation mobile broadband and wireless multimedia products, technologies and services. NextWave is developing proprietary chipsets and related network and device products based on the IEEE 802.16e WiMAX standard. A key design objective of its products and technologies is to improve the ability of mobile WiMAX to cost effectively handle the large volume of network traffic that it believes Voice Over Internet Protocol (“VoIP”) telephony, high speed web-surfing and next-generation wireless multimedia applications such as high resolution mobile TV, high fidelity streaming audio and interactive real-time gaming will generate. NextWave intends to sell and/or license its WiMAX certified products and technologies to network infrastructure and device manufacturers and network operators worldwide. To stimulate demand for products, NextWave plans to partner with service providers to build and operate shared mobile WiMAX networks that operate on its licensed spectrum and utilize network and device equipment which incorporate its products and technologies. In addition, through its PacketVideo subsidiary, NextWave is a global provider of embedded multimedia software for mobile phones. NextWave believes that its global deployments of mobile broadband networks and subscriber solutions, combined with its wireless multimedia software products and its spectrum assets, will offer wireless service providers, cable operators, multimedia content distributors, applications service providers and Internet service providers a platform to provide advanced wireless broadband services to their customers.

Corporate Conversion Merger

In order to convert NextWave Wireless LLC with and into a corporate form, the Board of Managers and a majority in interest of the holders of NextWave Wireless LLC membership units approved the merger of NextWave Wireless LLC with a wholly owned subsidiary of a newly formed Delaware corporation, NextWave Wireless Inc. (“Corporate Conversion Merger”). On November 13, 2006, the Corporate Conversion Merger was completed and NextWave Wireless LLC became a wholly-owned subsidiary of NextWave Wireless Inc. Under the terms of the merger agreement, NextWave Wireless Inc. issued shares of its common stock to holders of NextWave Wireless LLC’s membership units in exchange for all of the outstanding membership units of NextWave Wireless LLC, with NextWave Wireless LLC unitholders receiving one share of NextWave Wireless Inc. common stock for every six membership units of NextWave Wireless LLC that they held. Additionally, the terms of the CYGNUS 2004 Stock Option Plan, a plan administered by NextWave’s wholly-owned subsidiary, CYGNUS Communications, Inc. (“CYGNUS”), which was amended in February 2006, provided for the conversion of each CYGNUS option into .05097 options to purchase shares of NextWave common stock at the time of the conversion. Following the Corporate Conversion Merger, NextWave Wireless LLC’s obligation to file periodic reports under the Securities Exchange Act of 1934 was suspended, and NextWave Wireless Inc. became the successor to NextWave Wireless LLC for Securities and Exchange Commission (“SEC”) reporting purposes.

All references to per unit amounts in the notes to the consolidated financial statements regarding per unit and stock option information have been restated to their equivalent shares based on the conversion of the membership units of NextWave Wireless LLC into shares of common stock of NextWave Wireless Inc and the conversion of stock options of CYGNUS into stock options for shares of common stock of NextWave Wireless Inc.

Inception of NextWave Wireless LLC

NextWave Wireless Inc. (“Old NextWave Wireless”) was formed in 1996 as a wholly-owned operating subsidiary of NextWave Telecom, Inc. (“NTI”), which sought to develop a nationwide CDMA-based personal communication services (“PCS”) network. In 1998, Old NextWave Wireless, together with NTI and its other subsidiaries (the “NextWave Telecom group”), filed for protection under Chapter 11 of the United States Bankruptcy Code. In December 2004, Old NextWave Wireless was converted from a corporation to a limited liability company named NextWave Wireless LLC. On March 1, 2005, the Bankruptcy Court confirmed the plan of reorganization of the NextWave Telecom group. The cornerstone of the plan was the sale of NTI and its subsidiaries, excluding Old NextWave Wireless, to Verizon Wireless for approximately $3.0 billion. With the proceeds of the Verizon sale, as well as the proceeds of prior PCS spectrum license sales to Cingular Wireless, Verizon Wireless and MetroPCS, all creditors of the NextWave Telecom group were paid in full and the NTI equity holders received an aggregate cash distribution of approximately $2.6 billion. In addition, the plan provided for the capitalization and distribution to the NTI equity holders of NextWave Wireless LLC, a new wireless technology company. Pursuant to the plan, on April 13, 2005, the NextWave Telecom group abandoned substantially all of its PCS assets other than the spectrum licenses and all remaining non-PCS assets and liabilities were contributed to Old NextWave Wireless. Immediately thereafter limited liability company interests (“LLC Interests”) in NextWave Wireless LLC were distributed to the NTI equity holders and NextWave Wireless LLC was capitalized with $550.0 million in cash. Through this process, Old NextWave Wireless was reconstituted as a company with a new capitalization and a new wireless technology business plan. The significant underlying assets contributed to NextWave Wireless LLC included NTI’s residual cash referred to above, the common stock of NextWave Broadband Inc., the convertible Series A Preferred Stock and notes receivable from CYGNUS, and wireless spectrum licenses from the Federal Communications Commission (“FCC”) useful to NextWave or its new wireless technology business. Pursuant to the plan, the NTI shareholders received undivided interests in the underlying assets of NextWave Wireless LLC as part of their consideration for the redemption of their NTI shares, which was followed by the deemed contribution of these undivided interests to NextWave Wireless LLC in return for unit membership interests.

The assets and liabilities contributed to NextWave on April 13, 2005, were recorded at their carryover basis, which NextWave believes approximated fair value, at that date and include the assets and liabilities of CYGNUS at their respective book values, including cash of $5.1 million, which were consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 (Revised) (“FIN 46(R)”). A summary of the consolidated assets and liabilities contributed to NextWave on April 13, 2005 is as follows:

(in thousands)
Cash	$555,099
Prepaid expenses and other current assets	1,240
Property and equipment, net	9,706
Wireless spectrum licenses	33,597
Goodwill	4,619
Deposits and other noncurrent assets	369
Lease obligations for wireless spectrum licenses	(16,107)
Accrued lease liability	(1,260)
Accrued expenses and other current liabilities	(1,120)
Minority interest in variable interest entity	(1,070)
Accumulated deficit of variable interest entity	3,206
Total membership interests	$588,279

Principles of Consolidation and Strategic Investments

NextWave’s consolidated financial statements include the assets, liabilities and operating results of its wholly-owned and majority-owned subsidiaries as of December 30, 2006 and December 31, 2005. NextWave’s operating results through January 2006 also include those of CYGNUS, of which NextWave was the primary beneficiary until February 2006, when NextWave acquired all of the remaining ownership interests of the entity and it became a wholly-owned subsidiary. Minority interest principally represents minority shareholders’ proportionate share of the net equity in NextWave’s consolidated subsidiary, Inquam Broadband Holding, Inc. (“Inquam Broadband”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to CYGNUS becoming a wholly-owned subsidiary of NextWave in January 2006, NextWave had determined that it was the primary beneficiary of CYGNUS and its subsidiaries under FIN 46(R) due to its convertible preferred stock ownership rights, notes receivable with conversion rights, contribution of capital and debt in relation to total capital and debt, and representation on the board of directors. Assets and liabilities of CYGNUS, including loans from NextWave, totaled $11.2 million and $18.7 million, respectively, at December 31, 2005. NextWave’s investment, including loans, in CYGNUS totaled $19.9 million at December 31, 2005.

The equity method of accounting is used for NextWave’s October 2005 investment in preferred stock of Hughes Systique, an early stage software development services company. NextWave’s share in the income or loss is determined by applying the equity method of accounting using the “hypothetical-liquidation-at-book-value” method. Under the hypothetical-liquidation-at-book-value method, the investor’s share of earnings or losses is determined based on changes in the investor’s claim in the book value of the investee. Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any other-than-temporary declines in value. Losses of $1.5 million and $0.2 million are included in general and administrative expenses in the consolidated statements of operations for the year ended December 30, 2006 and during the period from inception (April 13, 2005) to December 31, 2005, respectively, and represents NextWave’s share of losses in the early stage company since its investment in October 2005. The carrying value of this investment at December 30, 2006, totaled $2.8 million, which is reported in other noncurrent assets in the consolidated balance sheet, represents NextWave’s maximum remaining exposure to loss.

Change in Fiscal Year End

Effective January 1, 2006, NextWave changed its fiscal year end and quarterly reporting periods from quarterly calendar periods ending on December 31, to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2006 is a 52-week year ending on December 30, 2006 and the first 53-week year will occur in 2009.

Use of Estimates

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

Revenues, Cost of Revenues and Deferred Contract Costs

NextWave recognizes revenue in accordance with the following authoritative literature: American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition; SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements; SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition and Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. NextWave recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility is reasonably assured. NextWave derives revenue principally from contracts to provide embedded multimedia software products for mobile devices and related royalties.

NextWave has arrangements whereby customers pay one contracted amount for multiple products and services and in some cases, involve a combination of products and services. Nextwave’s arrangements generally include a software or technology license, non-recurring engineering services, and in most situations post contract customer support (“PCS”). To date, NextWave has not been able to establish vendor specific objective evidence (“VSOE”) for any of the elements included in its revenue arrangements. NextWave has been unable to establish VSOE for the elements that it sells as part of a multiple-element arrangement because the products or services have not yet been sold separately or a standard price list has not been established. As a result, once the software or technology is delivered and the only undelivered element is services, the entire non-contingent contract value is recognized over the remaining service period. Costs directly attributable to providing the services are also deferred in deferred contracts costs and are amortized over the remaining service period of the revenues.

When NextWave provides services under non-recurring engineering contracts that are considered essential to the functionality of the software products and there is an undelivered element without VSOE, generally PCS, revenues are deferred until the engineering services are complete. Revenues are then recognized from the delivery of the software ratably through the end of the support period.

Typically, NextWave earns royalty revenues on licensed embedded multimedia products sold by its licensees. Generally, royalties are paid by licensees on a per unit or contingent use basis. The licensees generally report and pay the royalty in the quarter subsequent to the period of delivery or usage. When royalty arrangements also provide for ongoing PCS that does not meet the criteria to be accrued on delivery of the software, the royalty is recognized ratably from the date the royalty report is received through the stated remaining term of the PCS arrangement.

In limited situations, NextWave has determined that PCS revenue can be recognized upon delivery of the software. In these situations, NextWave has determined that PCS is for one year or less, the estimated cost of providing PCS during the arrangement is insignificant and unspecified upgrades or enhancements offered during PCS arrangements historically have been and are expected to continue to be minimal and infrequently provided. In these limited situations, NextWave has accrued all the estimated costs of providing the services, which to date have been insignificant.

Services sold separately are generally billed on a time-and- materials basis at agreed-upon billing rates, and revenue is generally recognized as the services are performed. We believe that inflation has not had a material effect on our results of operations.

Arrangements generally do not allow for product returns and NextWave has no history of product returns. Accordingly, no allowance for returns has been provided. Revenue payable on extended payment terms are recognized in the period the payment becomes due. If an arrangement includes specified upgrade rights, revenue is deferred until the specified upgrade has been delivered.

Engineering, Research and Development

Engineering, research and development costs are expensed as incurred, except for burdened direct costs associated with deferred revenue from contract engineering services performed by NextWave.

NextWave accounts for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. NextWave has determined that technological feasibility is reached when a working model of the software is completed and has been confirmed by testing, which is generally shortly before the products are available for general release to customers. Through December 30, 2006, costs incurred after technological feasibility is established are not material, and accordingly, NextWave has expensed all research and development costs when incurred.

Business Realignment Costs

Business realignment costs for the period from inception (April 13, 2005) to December 31, 2005 were $13.0 million and include non-cash impairment costs of $5.9 million for certain hardware and service costs deemed to have no value in consideration of current technology and marketing trial plans in Henderson, Nevada. The impairment loss recognized was equal to the carrying value of impaired assets. Additionally, upon emergence, NextWave assumed certain future purchasing obligations regarding the procurement of network services, up to a contract value of $30.0 million, which had a termination liability equal to $9.0 million, less 30% of the contract value utilized subsequent to emergence and prior to termination. In October 2005, upon completion of a business review of its planned market trial plans in Henderson, Nevada and other markets, NextWave determined that it could not reasonably foresee meeting its minimum purchase obligations under this agreement. Therefore, an accruable event was deemed to have occurred and a $7.1 million impairment loss was recognized in October 2005. In the fourth quarter of 2006, this reserve was reversed as a result of a contract renegotiation reducing the contract value to $10.0 million and extending the term of the agreement to 2016. NextWave is presently contracting certain network services with this vendor and believes it now will fulfill its obligation under the terms of the amended contract.

Income Taxes

Income taxes are determined in accordance with SFAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the corresponding tax carrying amounts of assets and liabilities. Deferred tax assets are also recognized for tax loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on available evidence weighted toward evidence that is objectively verifiable. Deferred taxes are not provided on the undistributed earnings of subsidiaries as such amounts are considered to be permanently invested. In accordance with SFAS 142, deferred tax liabilities arising on assets with an indefinite life are not netted against deferred tax assets when establishing a valuation allowance. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryforward period available under the tax law.

Comprehensive Loss

Accumulated other comprehensive loss includes unrealized gains and loses that are excluded from the consolidated statements of operations and are reported as a separate component in stockholders’/members’ equity. These unrealized gains and losses represent those on marketable securities that are classified as available-for-sale.

Net Loss Per Common Share, Pro Forma Net Loss and Pro Forma Net Loss Per Common Share Information

Basic net loss per share information is computed by dividing net loss for the year ended December 30, 2006 by the weighted average number of membership units outstanding prior to the Corporate Conversion Merger, on a converted basis as if the Corporate Conversion Merger occurred on January 1, 2006, combined with the weighted average number of shares of common stock outstanding after the Corporate Conversion Merger. The pro forma basic per share information for the period from inception (April 13, 2005) to December 31, 2005 is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period as if the Corporate Conversion Merger occurred at the beginning of the period. Diluted earnings per share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds the exercise price, less shares which could have been purchased by NextWave with the related proceeds, unless anti-dilutive. Contingently issuable stock, such as restricted stock, is also included in the diluted loss per share calculations unless anti-dilutive. For the periods presented below, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of potential shares outstanding would be anti-dilutive.

Due to NextWave’s historical net losses from inception, which result in a full valuation allowance for deferred income tax assets, there is no adjustment for income taxes on a pro forma basis. The pro forma net loss assumes that the Corporate Conversion Merger occurred as of the beginning of the periods presented and that NextWave was a corporation from the beginning of those periods.

The computations for basic and diluted loss per share and pro forma basic and diluted loss per share are as follows:

(in thousands, except per share data)	Year Ended December 30, 2006	(Pro Forma) Inception (April 13, 2005) to December 31, 2005
Net loss	$(105,020)	$(45,952)
Basic and diluted loss per common share	$(1.28)
Pro forma basic and diluted loss per common share		$(0.56)
Weighted average shares used in per share calculation	81,841	—
Pro forma weighted average shares used in per share calculation	—	81,445
Weighted average securities that could potentially dilute earnings per share in the future that are not included above as they are antidilutive:
Outstanding stock options	9,209	—
Common stock warrants	2,313	—
Restricted stock	149	—
Pro forma outstanding stock options	—	5,934
Pro forma common stock warrants	—	220

Cash and Cash Equivalents, Short-Term Investments and Restricted Cash

NextWave considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 30, 2006, consisted primarily of money market funds. Cash equivalents at December 31, 2005 consisted primarily of money market funds and commercial paper. The carrying amounts approximate fair value due to the short maturities of these instruments.

Restricted cash at December 30, 2006 represents $75.0 million in a restricted collateral account which is required to be maintained at all times while the 7% Senior Secured Notes remain outstanding. The cash may be invested in U.S. Treasury or agency obligations, municipal securities, commercial paper, certificates of deposit or bankers’ acceptances, all with maturities less than one year and with certain minimum credit ratings. The restricted cash is reported as a non-current asset in the Consolidated Balance Sheet at December 30, 2006, as it secures NextWave’s 7% Senior Secured Notes, which are non-current.

At December 30, 2006 and December 31, 2005, all short-term investments have been categorized as available-for-sale and are reported at fair value. Fair value is determined using quoted market prices. Unrealized gains and losses are reported in other comprehensive income in stockholders’/members’ equity, unless the decline in value is deemed to be other-than-temporary, in which case the loss is charged to expense. Realized gains and losses are included in interest income in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method and gross realized gains and losses related to sales of available-for-sale investments during the year ended December 30, 2006 totaled $4,000 and $18,000, respectively. There were no gross realized gains or losses for the period from inception (April 13, 2005) to December 31, 2005. Gross unrealized gains (losses) are as follows:

		Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 30, 2006
Municipal securities	$177,442	$—	$(6)	$177,436
U.S. Treasury and Agency obligations	39,251	—	(200)	39,051
Corporate notes	25,845	—	(151)	25,694
Money market funds	500	—	—	500
Cash	24	—	—	24
Total portfolio	243,062	—	(357)	242,705
Less restricted portion	(75,000)	—	—	(75,000)
Total unrestricted short-term investments	$168,062	$—	$(357)	$167,705
December 31, 2005
Municipal securities	$280,767	$1	$(34)	$280,734
U.S. Treasury and Agency obligations	55,117	—	(451)	54,666
Corporate notes	30,524	—	(342)	30,182
Total short-term investments	$366,408	$1	$(827)	$365,582

Contractual maturities for all investments held at December 30, 2006 are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$79,476	$79,119
Due in 1 to 5 years	3,521	3,521
Due in greater than 5 to 10 years	7	7
Due in greater than 10 years	160,058	160,058
	$243,062	$242,705

NextWave regularly monitors and evaluates the realizable value of its short-term investments. When assessing short-term investments for other-than-temporary declines in value, NextWave considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, analyst recommendations, any news that has been released specific to the investee and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, NextWave records a charge to investment expense which is reported in interest income in the statements of operations.

Investments considered to be temporarily impaired at December 30, 2006 are as follows:

		Less than 12 months of Temporary Impairment		12 months or More of Temporary Impairment		Total
(dollars in thousands)	Number of investments	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal securities	5	$11,411	$(6)	$—	$—	$11,411	$(6)
U.S. Treasury and Agency obligations	3	4,031	(1)	34,797	(199)	38,828	(200)
Corporate notes	3	—	—	25,141	(151)	25,141	(151)
Total portfolio		$15,442	$(7)	$59,938	$(350)	$75,380	$(357)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded according to contractual agreements. Credit terms for payment of products and services are extended to customers in the normal course of business and no collateral is required.

The allowance for doubtful accounts is estimated based on NextWave’s historical losses, the existing economic conditions, and the financial stability of its customers. Receivables are written-off in the period that they are deemed uncollectible.

At December 30, 2006, gross accounts receivable consisted of $4.6 million and $0.8 million in billed and unbilled receivables, respectively. At December 31, 2005, gross accounts receivable consisted of $4.0 million and $0.1 million in billed and unbilled receivables, respectively.

Wireless Licenses, Goodwill and Other Intangible Assets

Wireless licenses that are purchased from third parties or in spectrum auctions held by the FCC are initially recorded at fair value, which is the purchase price paid for the license at the time of acquisition plus legal costs incurred to acquire the intangible asset. NextWave has determined that its Broadband Radio Service (“BRS”) and Wireless Communication Service (“WCS”) wireless spectrum licenses meet the definition of indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The wireless spectrum licenses from the FCC may be renewed every ten years for a nominal fee, provided that NextWave continues to meet the service and geographic coverage provisions required by the FCC~~.~~

Wireless licenses for which NextWave has acquired lease rights from third parties or from foreign countries where the renewal terms are not yet established are considered to have finite lives. The asset and related liability are recorded at the present value of future cash flows using NextWave’s incremental borrowing rate at the time of acquisition. The wireless license asset is amortized over the contractual life of the lease. Such licenses in the United States are the Educational Broadband Service (“EBS”) licenses for which NextWave has entered into long-term leases.

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.

Intangible assets consist of the following:

	December 30, 2006			December 31, 2005
(dollars in thousands)	Weighted Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Leased wireless spectrum licenses	14.1	$82,385	$4,438	15.0	$31,347	$1,510
Purchased technology	7.0	9,614	1,821	7.0	8,600	555
Purchased customer base	8.0	5,960	1,044	8.0	5,700	321
Non-compete agreements	4.0	2,800	1,193	4.0	2,800	537
Other	7.4	2,002	252	3.0	16	3
		$102,761	$8,748		$48,463	$2,926
Intangible assets not subject to amortization:
Wireless spectrum licenses		$450,051			$15,630
Goodwill		32,184			24,782
Purchased tradenames and trademarks		2,504			2,400
		$484,739			$42,812

In July 2006, NextWave completed its acquisition of WCS Wireless, Inc. which resulted in the addition of $236.4 million of wireless spectrum licenses not subject to amortization. The acquisition of WCS Wireless, Inc. was accounted for as an acquisition of assets rather than as an acquisition of a business based on guidance under EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” The value assigned to the wireless spectrum includes the cash purchase price of $160.5 million, legal costs of $0.1 million, and $75.8 million in associated deferred tax liabilities as determined in accordance with EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.” During the year ended December 30, 2006, NextWave acquired other licensed spectrum rights for $245.0 million in cash and $4.0 million through the assumption of lease liabilities.

The $7.4 million increase in goodwill in the consolidated balance sheets from December 31, 2005 to December 30, 2006, resulted from current year business acquisitions.

The estimated aggregate amortization expense for amortized intangible assets owned as of December 30, 2006 is expected to be $8.4 million, $8.7 million, $8.3 million, $8.0 million, $7.9 million and $52.7 million during fiscal years 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

Property and Equipment

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Direct external costs of developing software for internal use are capitalized through implementation of the software. Maintenance, repairs, and minor renewals and betterments are charged to expense as incurred.

Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded.

Property and equipment, net, consists of the following:

(dollars in thousands)	Estimated Useful Life (in years)	December 30, 2006	December 31, 2005
Furniture and equipment	2-7	$13,626	$7,071
Purchased software	2-3	7,296	3,459
Leasehold improvements	1-5	2,358	879
Construction in progress	N/A	846	380
		24,126	11,789
Less: Accumulated depreciation		(6,597)	(697)
Total property and equipment, net		$17,529	$11,092

 Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets,” NextWave does not amortize goodwill and certain spectrum licenses. In lieu of amortization, NextWave is required to perform an annual review for impairment, or more frequently if impairment indicators arise. Goodwill and intangible assets not subject to amortization are considered to be impaired if NextWave determines that the carrying value of the asset exceeds its fair value.

NextWave tests goodwill for impairment at a reporting unit level using a two-step process. NextWave has selected October 1, 2006 for its annual impairment test. As of October 1, 2006, NextWave had two reporting units as defined by SFAS 142 containing goodwill that were tested for impairment. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of the impairment loss. The second step involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

NextWave tests indefinite-lived intangible assets by making a determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. NextWave also evaluates the remaining useful life of its intangible assets that are not subject to amortization on an annual basis to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, that asset is tested for impairment. After recognition of the impairment, if any, the asset is amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

Any required impairment losses are recorded as a reduction in the carrying value of the related asset and charged to results of operations. At October 1, 2006 and 2005, NextWave’s intangible assets not subject to amortization and goodwill were evaluated for impairment and NextWave determined that no impairment existed at that date.

At December 30, 2006 and December 31, 2005, intangible assets subject to amortization were evaluated for impairment as required by SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which requires the recognition of an impairment loss when the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value, and NextWave determined that no impairment existed at that date.

For the period from inception (April 13, 2005) to December 31, 2005, business realignment costs in the consolidated statement of operations includes impairment losses of $5.9 million. The impairment loss recognized was equal to the carrying value of impaired assets.

Deferred Financing Costs, Debt Discount and Debt-Related Warrants

Costs incurred to issue debt are deferred and included in other assets in the consolidated balance sheet and are amortized over the expected term of the related debt using the effective interest method. Debt discounts and the fair value of any warrants issued in conjunction with the debt are recorded as a reduction to debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	December 30, 2006	December 31, 2005
Accrued interest	$11,178	$—
Accrued payroll and related expenses	9,417	3,426
Accrued professional fees	3,746	720
Accrued expenses	4,870	715
Accrued equity distributions payable	2,034	—
Other	2,292	291
Total accrued liabilities	$33,537	$5,152

Employee Share-Based Compensation

NextWave adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) requires the recognition of the fair value of share-based compensation in the statement of operations. NextWave recognizes share-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Compensation expense for awards with graded vesting is recognized on a straight-line basis with adjustments to at least equal the measured cost of the vested tranches. Prior to January 1, 2006, NextWave accounted for employee equity awards using APB 25 and related interpretations in accounting for share-based compensation.

NextWave has adopted the provisions of SFAS 123(R) using the prospective transition method, whereby it will continue to account for nonvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply SFAS 123(R) to all awards granted or modified after that date. In accordance with the prospective method transition rules of SFAS 123(R), NextWave no longer provides the pro forma disclosures in reports issued for periods ending after December 31, 2005 as SFAS 123(R) precludes companies that used the minimum value method for pro forma disclosure from continuing to provide those pro forma disclosures for outstanding awards accounted for under the intrinsic value method of APB 25.

Under the provisions of SFAS 123(R), NextWave recognized $2.8 million in employee share-based compensation expense for the year ended December 30, 2006. The CYGNUS plan, as amended in February 2006, provided for the conversion of each CYGNUS option, whether issued or unissued, into the right to purchase .05097 shares of NextWave common stock upon the Corporate Conversion Merger. The exchange of 314,000 outstanding options held by 68 employees was accounted for as an acquisition of minority interest resulting from an exchange of options in a business combination that occurred upon the Corporate Conversion Merger. The fair value of the vested portion of the new options, valued at $0.9 million, was added to the purchase price of CYGNUS and the fair value of the unvested portion of the new options, valued at $1.2 million, is amortized over the remaining vesting periods.

NextWave utilized the Black-Scholes valuation model for estimating the fair value of stock awards to employees during the year ended December 30, 2006, at the date of grant or modification, with the following assumptions for the NextWave Wireless Inc. 2005 Stock Incentive Plan, the CYGNUS Communications, Inc. 2004 Stock Option Plan, which options were exercisable for shares of common stock of CYGNUS Communications, Inc. prior to the Corporate Conversion and were converted into options exercisable for common shares of NextWave at the date of the Corporate Conversion and the PacketVideo Corporation 2005 Equity Incentive Plan, which options are exercisable for common shares of PacketVideo Corporation, a subsidiary of NextWave:

	Options for NextWave Wireless Inc	Options for NextWave Wireless Inc. Common Stock Issued Upon Conversion of	Options for CYGNUS Communications, Inc. Common	Options for PacketVideo
	Common Stock	CYGNUS Plan(1)	Stock(2)	Common Stock
Risk-free interest rate	4.36%-5.11%	4.62%-5.03%	4.35%-4.39%	4.36%-5.11%
Expected term (in years)	1.5-5.5	0-4.7	2.5-5.9	2.5-5.5
Expected and weighted average stock price volatility	50%	50%	50%	50%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant-date fair value of options granted	$2.59	$7.51	$2.61	$0.42

(1)
Represents assumptions used as of the conversion date to value options to purchase common stock of NextWave Wireless Inc. that were issued to holders of options to purchase common stock of CYGNUS Communications, Inc.

(2)	Represents assumptions used to value options to purchase common stock of CYGNUS Communications, Inc. prior to the Corporate Conversion Merger, at converted values.

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. As none of the plans have sufficient history for estimating the term from grant date to full exercise of the option, NextWave has considered expected terms applied, in part, by peer companies to determine the expected life of each grant. Expected volatility is based on an average of peer companies’ expected volatilities due to lack of trading history of NextWave common stock or its subsidiaries’ shares. The dividend yield of zero is based on the fact that NextWave has never paid cash dividends and has no present intention to pay cash dividends on its common stock.

NextWave has assumed an annualized forfeiture rate of 10% for its options based on a combined review of industry and employee turnover data, as well as an analytical review performed of historical pre-vesting forfeitures occurring over the previous year. Under the true-up provisions of SFAS 123(R), NextWave will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

Total compensation cost of options granted to employees since January 1, 2006 but not yet vested, as of December 30, 2006, was $8.6 million, which is expected to be recognized over a weighted average period of 3.4 years.

Share-based compensation expense of $0.6 million was recognized during the year ended December 30, 2006, for common stock issued to employee shareholders of one of the CYGNUS subsidiaries, stemming from a prior acquisition by CYGNUS, for the attainment of certain product development milestones. The share based payments were recognized as compensation expense in accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”

Litigation

NextWave is currently involved in certain legal proceedings. Although there can be no assurance that unfavorable outcomes in any of these matters would not have a material adverse effect on operating results, liquidity or financial position, NextWave believes the claims are without merit and intends to vigorously defend the actions. NextWave estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. NextWave records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, NextWave records the minimum estimated liability related to the claim. As additional information becomes available, NextWave assesses the potential liability related to its pending litigation and revises its estimates. As of December 30, 2006, NextWave has not recorded any accrual for contingent liabilities associated with its legal proceedings based on its belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions in NextWave’s estimates of the potential liability could materially impact results of operations.

Foreign Currency

NextWave’s foreign subsidiaries use the U.S. dollar as their functional currency. Accordingly, monetary assets and liabilities are remeasured into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses associated with monetary assets and liabilities are translated at the rates of exchange that approximate the rates in effect at the transaction date. Non-monetary assets and liabilities and related elements of revenues, expenses, gains and losses are remeasured at historical rates. Resulting exchange gains or losses of these foreign investees are recognized in the consolidated statements of operations in cost of revenues and other income and expense, net, depending on the nature of the gain or loss.

Net foreign currency exchange losses included in NextWave’s consolidated statement of operations totaled $0.1 million and $20,000 for the year ended December 30, 2006 and for the period from inception (April 13, 2005) to December 31, 2005, respectively.

Segments of a Business Enterprise

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) provides public business enterprises with standards for reporting information about operating segments in annual and interim financial reports, including disclosures of profit or loss and total assets for each reportable segment. As of December 30, 2006, NextWave operated in one reportable segment, an early-stage wireless technology business, with PacketVideo, which was acquired in July 2005, providing nearly all of NextWave revenues during the period from inception (April 13, 2005) to December 30, 2006.

Recent Accounting Pronouncements

In June 2006, the FASB Issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective for NextWave’s fiscal year beginning December 31, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. NextWave’s management believes that adoption of this interpretation will not have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for NextWave’s fiscal year beginning December 30, 2007, with early adoption permitted. NextWave’s management is in the process of evaluating the impact of the adoption of SFAS No. 157.

Reclassifications

To conform to the current presentation in the consolidated balance sheet at December 30, 2006, a reclassification of $0.9 million in deferred contract costs was made from prepaid expenses and other current assets to deferred contract costs in the consolidated balance sheet at December 31, 2005. To conform to the current presentation in the consolidated statement of cash flows for the year ended December 30, 2006, a reclassification of $1.8 million in changes in deferred revenue was made from changes in deferred credits and reserves in the consolidated statement of cash flows for the period from inception (April 13, 2005) to December 31, 2005. These reclassifications had no effect on reported current assets or net cash used in operating activities.

2. Business Combinations and Joint Ventures

Acquisition of CYGNUS

On February 2, 2006, NextWave acquired all of the outstanding shares of common stock of CYGNUS and the minority interests of one of its subsidiaries, which are already included in the consolidated financial statements as NextWave is deemed to be the primary beneficiary in accordance with FIN 46(R). The total cost of the acquisition was determined as follows:

(in thousands)
Advances to CYGNUS, including interest	$18,145
Accumulated CYGNUS losses while consolidated in accordance with FIN 46R	(8,550)
Conversion of convertible preferred stock into common stock	1,884
Membership interests issued	1,558
Fair value of stock options exchanged	904
Cash paid	53
Less cash acquired	(4,190)
Total acquisition cost	$9,804

Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:

(in thousands)
Accounts receivable	$196
Prepaid expenses and other current assets	511
Property and equipment	704
Goodwill	5,447
Intangible assets	3,680
Deposits and other noncurrent assets	658
Accounts payable, accrued expenses and other current liabilities	(613)
Unfavorable lease liability	(692)
Long-term obligations	(87)
Total acquisition cost	$9,804

The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $3.7 million. In-process research and development was valued by determining future discounted cash flows using the excess earnings methodology. Purchased technology was valued using the relief-from-royalty methodology which considers estimated future discounted cash flows to be derived from the products that existed at the date of the acquisition. The purchased tradenames and trademarks were valued using future discounted cash flows using the relief-from-royalty methodology which assumes value to the extent that NextWave is relieved of the obligation to pay royalties for the benefits received from the use of the tradenames and trademarks. A value of $5.4 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill. The amount allocated to intangible assets and their respective amortizable lives is as follows:

(dollars in thousands)	Life	Amount
In-process research and development	none	$1,890
Purchased technology	7 years	1,680
Purchased tradenames and trademarks	5 years	110
		$3,680
Purchased in-process research and development costs relate to development projects which had not yet reached technological feasibility and had no alternative future uses at the date of acquisition. These costs were expensed in the consolidated statement of operations in December 2006, upon completion of the purchased intangible asset valuation. An experienced technological employee base and technology that could ultimately provide an underlying infrastructure for NextWave’s wireless broadband service offerings and accelerate the development of WiMAX chips were among the factors that contributed to a purchase price resulting in the recognition of goodwill.

In connection with the acquisition, NextWave recorded an unfavorable lease liability of $0.7 million resulting from the exit of a duplicate facility leased by CYGNUS. The facility was subsequently subleased, resulting in a $0.4 million reduction in the liability. Activity for this liability is as follows:

(in thousands)	Opening Balance Sheet Accrual	Adjustment to Goodwill	Interest Accretion	Amounts Paid in Cash	Balance at December 30, 2006
Unfavorable lease liability	$692	$(374)	$4	$(31)	$291

The CYGNUS Communications, Inc. 2004 Stock Option Plan., as amended in February 2006, provided for the conversion of each CYGNUS option into .05097 shares of NextWave common stock upon the Corporate Conversion Merger. NextWave was deemed to have acquired the CYGNUS stock option plan upon the Corporate Conversion Merger and, therefore, the fair value of the vested portion of the new options, valued at $0.9 million, was added to the purchase price of CYGNUS and the fair value of the unvested portion of the new options, valued at $1.2 million, is amortized over the remaining vesting periods.

In connection with the acquisition of the minority interests of one of CYGNUS’ subsidiaries, NextWave agreed to pay $0.4 million and $0.5 million in cash, and issue 37,000 and 37,000 in common shares to certain employee shareholders in December 2006 and December 2007, respectively, or earlier if certain product development milestones are attained. These payments are amortized as compensation expense over the period earned in accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” Compensation expense totaled $1.2 million during the year ended December 30, 2006. The remaining unamortized portion of $0.3 million related to the December 2007 cash payment is recorded as deferred compensation in prepaid and other current assets in the consolidated balance sheet at December 30, 2006. The fair value of the common shares will be remeasured at the end of each reporting period until issued, when the final fair value is determined. Unamortized estimated share-based compensation totaled $0.2 million at December 30, 2006, and will be charged to the results of operations with an offsetting increase to additional paid-in-capital in the consolidated balance sheets over the remaining service periods.

Other 2006 Acquisitions and Investments

During the year ended December 30, 2006, NextWave completed three acquisitions and one joint venture investment. The results of operations have been included in the consolidated financial statements from the respective dates of the acquisitions.

The aggregate cost of the three acquisitions was $9.6 million, consisting of $8.3 million in cash, including acquisition costs of $0.3 million, deferred earnout payments totaling $0.7 million and the assumption of debt totaling $0.3 million. The excess of purchase price over the acquired net tangible assets and liabilities was $9.9 million, of which $6.9 million was assigned to goodwill and $3.0 million was assigned to identifiable intangible assets, including $1.6 million that was assigned to in-process research and development costs and expensed during the year ended December 30, 2006.

In January 2006, NextWave acquired 51% of the equity securities of newly formed Inquam Broadband for $1.6 million. NextWave also has the right to designate three of the five members of the board of directors. The primary reason for the investment is to provide NextWave with an entry into the wireless broadband telecommunications market in Germany and Switzerland. Under the subscription and shareholder agreement, NextWave has agreed to provide additional funding up to 1.4 million Euros ($1.7 million at December 30, 2006), of which $1.1 million has been funded through December 30, 2006. Under a separate note agreement established for the purpose of funding Inquam Broadband’s bids at wireless spectrum auctions in Germany and Switzerland, NextWave has agreed to loan up to 17.6 million Euros and 7.1 million Swiss Francs ($28.9 million at December 30, 2006) to a wholly-owned subsidiary of Inquam Broadband, of which $22.7 million was outstanding at December 30, 2006. The note, which is eliminated in consolidation, bears interest at 8% per year and is secured by wireless spectrum licenses with a net book value totaling $23.1 million at December 30, 2006.

NextWave also has the option to acquire a 51% interest in a subsidiary of Inquam-BMR GP, the holder of the remaining 49% interest in Inquam Broadband, for 9.7 million Euros ($12.7 million at December 30, 2006). The option price is subject to adjustment for changes in liabilities or subsequent funding provided to the subsidiary by Inquam Broadband. The option expires in April 2007. At any time prior to the expiration of the option in April 2007, Inquam-BMR GP has the right to purchase an interest between 25% and 49% in the note agreement, at which time both Inquam-BMR GP’s s and NextWave’s note interests would simultaneously convert into ordinary shares of Inquam Broadband on a pro rata basis. In lieu of this right and at any time prior to the expiration of the option, Inquam-BMR GP has the right to require NextWave to purchase all Inquam Broadband shares then held by Inquam-BMR GP for 1,000 Euros per share ($2.1 million at December 30, 2006). In the event that Inquam-BMR GP does not exercise either of these rights prior to the expiration of NextWave’s option in April 2007, NextWave must elect to either convert the note into shares of Inquam Broadband equal to the note amount divided by 1,000 or purchase all Inquam Broadband shares then held by Inquam-BMR GP for 1,000 Euros per share ($2.1 million at December 30, 2006).

Acquisition of PacketVideo

On July 19, 2005, NextWave acquired all of the outstanding common and preferred stock of PacketVideo Corporation (“PacketVideo”), a provider of multimedia software for mobile handsets and other converged devices. The primary reason for the acquisition is intended to accelerate the time-to-market and growth plans for embedded multimedia software products and services, which fits NextWave’s overall strategy of rapidly increasing the capability of wireless devices and affording wireless carriers and subscriber handset manufacturers opportunities for product differentiation and revenue enhancements.

The total cost of the acquisition of $46.7 million included cash paid for common and preferred stock of $46.5 million and closing costs of $0.5 million, less cash acquired of $0.3 million. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition in accordance with SFAS 141 as follows:

(in thousands)
Accounts receivable	$3,498
Deferred contract costs	474
Prepaid expenses and other current assets	792
Property and equipment	679
Goodwill	20,238
Intangible assets	26,100
Deposits and other noncurrent assets	825
Accounts payable, accrued expenses and other current liabilities	(3,047)
Deferred revenue	(2,343)
Noncurrent deferred rent	(520)
Total acquisition cost	$46,696

The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $26.1 million. The fair value assigned to existing technology was determined by estimating the future discounted cash flows to be derived from the products that existed at the date of the acquisition. The fair value assigned to certain customer relationships existing on the acquisition date was based upon an estimate of the future discounted cash flows that would be derived from those customers. The fair value of the in-process research and development was estimated utilizing a discounted cash flow model and was based on estimates of operating results and capital expenditures and a risk adjusted discount rate. The non-compete agreements were valued based on estimates of the probability of competition and resulting impact on sales. The purchased trade names were valued using the relief-from-royalty method which assumes future discounted cash flows to be derived from royalties received as a result of licensing the PacketVideo name. A value of $20.2 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill. The amount allocated to intangible assets and their respective amortizable lives is attributed to the following categories:

(dollars in thousands)	Life	Amount
Purchased technology	7 years	$8,600
Customer relationships	8 years	5,700
In-process research and development	none	6,600
Non-compete agreements	4 years	2,800
Purchased tradenames and trademarks	indefinite	2,400
		$26,100

Purchased in-process research and development costs relate to development projects which had not yet reached technological feasibility and had no alternative future uses at the date of acquisition. These costs were expensed in the consolidated statement of operations at the date of acquisition. An experienced technological employee base and operations in a specialized niche in the wireless industry were among the factors that contributed to a purchase price resulting in the recognition of goodwill.

The results of PacketVideo’s operations have been included in the accompanying consolidated financial statements from the date of acquisition.

Pro Forma Results

The following unaudited pro forma information assumes that the acquisition of PacketVideo occurred at inception (April 13, 2005). These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition occurred on April 13, 2005, or of future results of operations. The unaudited pro forma results for the period from inception (April 13, 2005) to December 31, 2005 are as follows:

(in thousands) (unaudited)
Revenues	$8,449
Net loss(1)	$(48,659)

(1) Includes a nonrecurring charge of $6.6 million for the write-off of purchased in-process research and development costs.

3. Concentrations of Risks and Geographic Areas

Concentration of Risks

A significant portion of NextWave’s revenues is concentrated with a limited number of customers within the wireless telecommunications market. For the year ended December 30, 2006, PacketVideo’s revenues from Verizon Wireless accounted for 64% of NextWave’s consolidated revenues and for the period from inception (April 13, 2005) to December 31, 2005, PacketVideo’s revenues from Verizon Wireless, Fujitsu and Nokia accounted for 22%, 14% and 11% respectively, of NextWave’s consolidated revenues. Aggregated accounts receivable from two customers accounted for 42% and 11% of total gross accounts receivable at December 30, 2006. No other single customer accounted for 10% or more of revenues during the year ended December 30, 2006 or during the period from inception (April 13, 2005) to December 31, 2005 or gross accounts receivable at December 30, 2006.

NextWave maintains its cash and cash equivalents in accounts which, at times, exceed federally insured deposit limits. NextWave has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on these accounts.

Geographic Areas

Revenues by geographic area are as follows:

(in thousands)	Year Ended December 30, 2006	Inception (April 13, 2005) to December 31, 2005
Revenues from customers located in:
United States	$16,511	$1,858
Japan	4,657	1,324
Europe	2,459	552
Rest of the world	657	410
Total revenues	$24,284	$4,144

Long-lived assets consist of property and equipment, non current deposits and prepaid assets and an investment in an unconsolidated business and comprised 83%, 12% and 5% of total long-lived assets in the United States, India and all other foreign countries, respectively, at December 30, 2006.

4. Related Party Transactions

On July 18, 2005, NextWave issued options to purchase 83,000 common shares to Manchester Financial Group LP ("Manchester Financial") as consideration for services rendered in connection with NextWave's acquisition of certain licensed spectrum leases. Douglas Manchester, a member of NextWave’s board of directors, is the controlling shareholder of the general partner of Manchester Financial. The options were immediately vested with a one year term at an exercise price of $6.00 per share and were subsequently exercised in 2006. The fair value of these options was estimated at the date of grant to be $108,000 using the “Black Scholes” method of option pricing with the following assumptions: risk free interest rate of 3.64%, dividend yield of 0%, expected volatility of 51% and an expected life of 1 year. The fair value was recorded to general and administrative expense at the date of grant.

5. Long-Term Obligations

Long-term obligations consist of the following:

(dollars in thousands)	December 30, 2006	December 31, 2005
7% Senior Secured Notes, $350,000 due 2010, net of unamortized discount and fair value of warrants of $69,325, interest payable semiannually in January and July each year, secured by $525,643 in FCC licenses and spectrum leases and $75,000 in restricted cash	$280,675	$—
Wireless spectrum leases, weighted average imputed interest of 8.43% at December 30, 2006, scheduled maturities ranging from 2011 through 2019, net of unamortized discounts of $9,758 and $9,353, respectively, with three to five renewal options ranging from 10 to 15 years each, secured by $39,194 in wireless spectrum licenses	20,091	17,047
Other	329	87
Total long-term obligations	301,095	17,134
Less current portion	(3,065)	(2,200)
Long-term portion	$298,030	$14,934

Payments due on these obligations during each of the five years subsequent to December 30, 2006 are as follows:

(in thousands)
Fiscal Years:
2007	$3,065
2008	3,070
2009	2,674
2010	352,518
2011	2,411
Thereafter	16,440
380,178
Less unamortized discount	(79,083)
Less current portion	(3,065)
Total long-term obligations	$298,030

On July 17, 2006, NextWave issued 7% Senior Secured Notes due July 17, 2010 (the “Notes”) in the aggregate principal amount of $350.0 million. The Notes were issued at a fifteen percent (15%) original issue discount, resulting in gross proceeds of $297.5 million. After the payment of transaction related expenses, NextWave received net proceeds of $295.0 million available for the sole purpose of financing spectrum acquisitions and leases. Costs incurred to issue the Notes, which totaled $2.5 million, have been deferred and included in other assets in the consolidated balance sheet and are amortized over the expected term of the Notes using the effective interest method. The unamortized balance of the issuance costs was $2.2 million at December 30, 2006.

The purchasers of the Notes were investment funds and other institutional investors, including affiliates of Avenue Capital Group, among others. Robert T. Symington, a member of NextWave’s Board of Managers, is a Portfolio Manager at Avenue Capital Group. Neither Mr. Symington nor Avenue Capital Group or its affiliates received any compensation in connection with the financing. The Notes are guaranteed by certain of NextWave’s subsidiaries, including NextWave Broadband and PacketVideo. In addition, after NextWave’s Corporate Conversion Merger, the Notes are guaranteed by NextWave Wireless Inc. No scheduled principal payments will be due on the Notes before the maturity date of July 17, 2010. The Notes are pre-payable at NextWave’s option at specified premiums to the principal amount that will decline over the term of the Notes from 105% to 100%, plus a make-whole amount applicable until July 17, 2008. The obligations under the Notes are secured by first priority liens on certain pledged equity interests, FCC licenses, spectrum leases, securities accounts, proceeds from any of the foregoing as well as proceeds derived in any way from foreign licenses. NextWave is required to maintain $75.0 million in cash or cash equivalents from funds other than the proceeds of the Notes in a restricted collateral account at all times while the Notes remain outstanding. The purchase agreement contains representations and warranties, affirmative and negative covenants (including, without limitation, NextWave’s obligation to (i) maintain in full force and effect its FCC licenses and spectrum leases, (ii) to use the note proceeds for the acquisition of spectrum, not to exceed $0.25 per MHz-POP, (iii) not to become liable to any additional indebtedness, subject to certain exceptions including the ability to enter into spectrum leases or to incur $25.0 million of acquired company debt or purchase money indebtedness and (iv) not make restricted payments to holders of subordinated debt or equity securities, including cash dividends, that are customary in similar types of transactions. The purchase agreement also contains customary events of default and additional events of default including the termination, cancellation or rescission of any FCC license owned or leased by NextWave, necessary for NextWave’s operation of a wireless communications system. At December 30, 2006, NextWave was not in compliance with the types of investments required to be held in its restricted collateral account. This default was subsequently cured by NextWave on its own accord and no waiver was required.

The net proceeds from the Notes were used to acquire WCS Wireless, Inc. for $160.5 million, 154 spectrum licenses from the FCC aggregating $115.6 million and two new EBS leases for $22.1 million.

In connection with the issuance of the Notes and on the date of the Corporate Conversion Merger in November 2006, NextWave issued 4.1 million warrants to the purchasers of the Notes to purchase common stock at an exercise price of $0.01 per share. The warrants are exercisable at any time from the date of issuance until July 15, 2009, and have anti-dilution protection provisions. The fair value of the warrants was determined to be $24.6 million and is being accreted along with the discount to the note balance and amortized over the expected term of the Notes to interest expense using the effective interest method. The fair value of the warrants was measured using the Black-Scholes option-pricing model based on the following weighted average assumptions: contractual option term of 3 years, expected volatility of 50%, expected dividend yield of zero and a risk-free rate of 5.07%, resulting in a weighted average fair value of $5.99 per warrant. The remaining unaccreted balance totaled $22.1 million at December 30, 2006. NextWave received $8,000 in cash from the exercise of 1.5 million of the warrants during the year ended December 30, 2006. At December 30, 2006, 2.6 million warrants remain outstanding and exercisable.

In addition to the wireless spectrum lease obligations, beginning in 2007 and extending through any renewal periods, one of the lease agreements provides for the payment of royalties based on 0.25% of gross revenues, subject to a cap of 100% of the annual rent for years 2007-2020, a cap of 150% of the annual rent for years 2021-2035 and no cap during any remaining lease years. Beginning in 2009, a second lease agreement provides for the payment of royalties based on .25% of NextWave’s gross revenues, subject to an annual cap of $2.7 million

Additionally, all agreements require NextWave to construct, operate and maintain wireless services so as to satisfy the FCC’s substantial service deadline by May 1, 2011. Certain agreements require NextWave to make network connections available for the lessor’s use that are equivalent to a specified percentage of the transmission capacity created by NextWave.

6. Fair Values of Financial Instruments

The following methods and assumptions were used by NextWave in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Investment securities: The values for marketable debt securities are based on quoted market prices.

Restricted cash: The values for marketable debt securities included in restricted cash are based on quoted market prices.

Long-term debt: The fair values of NextWave’s long-term debt are estimated using discounted cash flow analysis, based on NextWave’s current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of financial instruments are as follows:

	December 30, 2006		December 31, 2005
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$32,980	$32,980	$93,649	$93,649
Investment securities	167,705	167,705	365,582	365,582
Restricted cash	75,000	75,000	—	—
Financial liabilities:
7% Senior Secured Notes	280,675	280,675	—	—
Wireless spectrum leases	20,091	15,785	17,047	17,047

It was not practicable to estimate the fair value of NextWave’s 60% investment in the preferred stock of another company because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The $2.8 million carrying amount at December 30, 2006 represents the original cost of the investment less losses incurred from inception, which management believes is not impaired. No dividends were received from the period from inception (April 13, 2005) to December 30, 2006.

7. Commitments and Contingencies

Business Acquisition

In December 2006, PacketVideo signed a share purchase agreement to acquire all of the shares of SDC Secure Digital Container AG for cash of $19.0 million. The acquisition was completed in January 2007 and will be accounted for in the first quarter of 2007 using the purchase method of accounting whereby the total purchase price, including any transaction related expenses, will be allocated to tangible and intangible assets acquired based upon their respective fair values.

Services and Other Agreements

NextWave enters into non-cancelable software license agreements and agreements for the purchase of software development and engineering services to facilitate and expedite the development of software modules and applications required in its WiMAX development activities. The services agreements contain provisions for minimum commitments based on the number of team members and their respective billing rates. Amounts paid under these contracts, which expire on various dates through 2009, totaled $2.5 million and $2.1 million during the year ended December 30, 2006 and during the period from inception (April 13, 2005) to December 31, 2005, respectively. Estimated future minimum payments due under the terms of these agreements at December 30, 2006, are as follows:

(in thousands)
Fiscal Years:
2007	$7,535
2008	4,044
2009	1,350
Total	$12,929

Capital Expenditures

In 2005, in order to consolidate current operations from two leased facilities into one building, NextWave entered into a purchase agreement to acquire a build-to-suit office building in Henderson, Nevada for $8.2 million, which included an allowance for the construction of related interior improvements. In addition, NextWave planned to install furniture, fixtures and equipment costing approximately $3.6 million. This purchase agreement was amended in March 2007, reducing the cost of the building to $6.9 million (not including interior improvements) as the result of construction delay penalties. NextWave expects to pay the $6.9 million in the second quarter of 2007. A separate agreement was entered into in March 2007 for the construction of the interior improvements in the amount of $2.6 million and further agreements will be entered into in the second quarter of 2007 for the acquisition of furniture, fixtures and equipment for approximately $1.9 million. Construction is expected to be completed during the second quarter of 2007, at which time NextWave expects to occupy the facility and pay the remaining costs associated with occupancy.

Operating Leases

NextWave leases its office and research facilities, cell sites and certain office equipment under noncancellable operating leases expiring on various dates through 2015. NextWave recognizes rent expense on a straight-line basis over the respective lease terms. As a result, any differences between recognized rent expense and required upfront rental payments upon execution that reduce future rental payments is recorded as unapplied prepaid rent and any difference between rent expense and rent payments that are reduced by cash or rent abatements is recognized as deferred rent. At December 30, 2006, unapplied prepaid rent totaled $0.4 million and is included in prepaid expenses and other current assets in the consolidated balance sheet and deferred rent totaled $0.7 million, of which $0.3 million is included in other current liabilities and $0.4 million is included in long-term deferred credits and reserves in the consolidated balance sheet.

Certain commitments have renewal options extending through the year 2031. Rent expense under these operating leases was $6.9 million and $2.7 million for the year ended December 30, 2006 and for the period from inception (April 13, 2005) through December 31, 2005, respectively. Sublease income totaled $1.7 million and $0.7 million for the year ended December 30, 2006 and for the period from inception (April 13, 2005) through December 31, 2005, respectively.

Future minimum lease payments under noncancellable operating leases, net of sublease rentals at December 30, 2006, are as follows:

(in thousands)	Lease Commitments	Sublease Rentals	Net
Fiscal Years:
2007	$7,037	$(1,099)	$5,938
2008	6,429	(198)	6,231
2009	4,450	-	4,450
2010	2,808	-	2,808
2011	276	-	276
Thereafter	362	-	362
	$21,362	$(1,297)	$20,065

 Indemnification of NextWave Telecom Inc. and Verizon Wireless Corp.

In connection with the sale of NTI and its subsidiaries to Verizon Wireless Inc. (“Verizon”), NextWave agreed to indemnify NTI and its subsidiaries against all pre-closing liabilities of NTI and its subsidiaries and against any violation of the Bankruptcy Court injunction against persons having claims against NTI and its subsidiaries, with no limit on the amount of such indemnity. NextWave is not currently aware of any such liabilities that remain following the plan of reorganization and Verizon has not made any indemnity claims.

As part of the plan of reorganization, NextWave issued $148.5 million of Non-Recourse Secured Notes (the “Notes”) to the former equity holders of NTI. The Notes were not recourse against NextWave or its assets; however, they were secured by a second priority interest in an indemnification escrow account established by NextWave and Verizon in connection with the Verizon transaction described above (the “Verizon Escrow Account”).

A total of $165.0 million was deposited into escrow (the “Verizon Escrow Amount”) in order to satisfy any amounts due to Verizon in the event that the consolidated net loss (the “CNOL”) of the NextWave Telecom group for the taxable year commencing on January 1, 2005, and ending on April 13, 2005 was, subject to certain adjustments, less than $1.362 billion, to cover any tax deficiencies for the pre-closing tax period, and to cover other indemnifiable losses relating to NTI and its subsidiaries, as described above.

On December 6, 2006, following the completion of the CNOL review by the Internal Revenue Service, Verizon and AirTouch Cellular, the assignee of Verizon under the Verizon transaction, entered into an agreement (the “Settlement Agreement”) (i) to settle the amounts payable under the Verizon Escrow Account as a result of the CNOL review, and (ii) to release the Escrow Amount plus accrued interest on the terms described herein. NextWave is not currently aware of any other indemnifiable losses that remain following the effective date of the sale to Verizon, and Verizon has not made any related claims therefore.

Under the terms of the Note Indenture, the portion of the Escrow Amount that NextWave received was applied to redeem, pro rata, the Notes. Accordingly, the full amount of the face amount of the Notes, was paid directly into an escrow account that funded the redemption of the Notes.

Legal Proceedings

NextWave is currently a party to various legal proceedings that arise in the ordinary course of its business. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on NextWave’s financial position, cash flows or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. For example, NextWave is currently engaged in a dispute relating to a lease of EBS spectrum covering the Toms River, New Jersey geographic area. The lessor has claimed that NextWave is in breach of the terms of the lease and that the lease has been terminated. NextWave believes that these claims are without merit, and, in any event, any adverse resolution would not have a material adverse effect on its business, results of operations or financial condition.

8. Income Taxes

NextWave’s loss before provision for income taxes and minority interest is as follows:

(in thousands)	Year Ended December 30, 2006	Inception (April 13, 2005) to December 31, 2005
United States	$(103,272)	$(43,737)
Foreign	(3,391)	(1,925)
	$(106,663)	$(45,662)

NextWave’s income tax provision (benefit) is as follows:

(in thousands)	Year Ended December 30, 2006	Inception (April 13, 2005) to December 31, 2005
Current income tax expense (benefit):
Federal	$(265)	$258
State	10	7
Foreign	220	152
Total provision (benefit) for taxes	$(35)	$417

Amounts are reflected in the preceding table based on the jurisdiction of the taxing authorities. Changes in enacted rates impact the tax provision in the year a rate change is enacted.

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. The deferred tax assets and liabilities are determined by applying the enacted jurisdictional tax rate in the year in which the temporary difference is expected to reverse.

The tax effects of the major items recorded as deferred income tax assets and liabilities are as follows:

(in thousands)	December 30, 2006	December 31, 2005
Current deferred income tax assets:
Deferred revenue	$4,777	$1,709
Other current reserves and accruals	1,802	811
Total current deferred income tax assets	6,579	2,520
Noncurrent deferred income tax assets:
Net operating losses	48,453	26,390
Research and development and other credit carryforwards	298	2,234
Capitalized start-up expenses	24,613	13,635
Capitalized research and experimentation expenditures	761	2,544
Other noncurrent reserves and accruals	2,532	246
Total noncurrent deferred income tax assets	76,657	45,049
Noncurrent deferred income tax liabilities:
Fixed assets and other intangible assets	(580)	(6,155)
Intangible assets not subject to amortization	(75,774)	—
Total noncurrent deferred income tax liabilities	(76,354)	(6,155)
Valuation allowance	(82,656)	(41,414)
Net deferred income tax liability	$(75,774)	$—

Reconciliations of the U.S. statutory income tax rate to the effective tax rate are as follows:

	Year Ended December 30, 2006	Inception (April 13, 2005) to December 31, 2005
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal effect	0.0	0.0
Effect of non-consolidated affiliates	3.2	(1.3)
In-process research and development	1.2	4.1
Increase in valuation allowance	30.1	37.6
Other	0.5	(4.5)
Total provision for taxes	0.0%	0.9%

As of December 30, 2006, the NextWave’s U.S. operations are included in a consolidated federal income tax return. The amount of current and deferred income tax expense is computed on a separate entity basis for each member of the group based on applying the principles of SFAS 109. Prior to the corporate conversion transaction on November 13, 2006, the assets and liabilities of NextWave Wireless Inc. were recorded on the balance sheet of NextWave Wireless LLC, which was classified as a partnership for U.S. federal and state income tax purposes. Therefore, NextWave Wireless LLC’s income or loss generally was not subject to federal or state income tax or benefit at the entity level. Accordingly, NextWave's provision for income taxes consists of the aggregate of income tax or benefit generated by its corporate subsidiaries, without including taxes or benefit on income or loss of NextWave Wireless LLC. Foreign taxes are recorded on a separate entity level based on applicable jurisdictional income tax rates.

As of December 30, 2006 NextWave had $111.0 million in federal net operating losses that will begin to expire beginning 2018. As of December 30, 2006, NextWave had $103.9 million in state net operating loss carryforwards that will begin to expire beginning 2010 and $3.7 million in foreign net operating loss carryforwards, a majority of which will expire in 2007 and 2008. Utilization of certain net operating loss carryforwards are subject to an annual limitation due to the ownership change limitations provided by Internal Revenue Code Section 382 and similar state provisions. In addition, NextWave has a limited history of operations and it is uncertain at this time whether it will be able to utilize these carryforwards. As of December 30, 2006 NextWave had $0.3 million of foreign investment tax credit carryforwards which will begin to expire in 2011.

NextWave increased its federal, state and foreign valuation allowance during 2006 by $41.3 million, from $41.4 million to $82.7 million, due to the increase in its net deferred tax asset balance. The increase consists of $42.6 million related to the valuation allowance for amounts recorded in income from continuing operations and $0.1 million related to amounts recorded in other comprehensive income. The increases are offset by a decrease of $1.4 million related to the valuation allowance for amounts recorded as goodwill, which relate primarily to the Corporate Conversion Merger and acquisition of PacketVideo Corporation. At December 30, 2006, the balance of the valuation allowance the reversal of which would be offset by goodwill equals $22.2 million.

In 2006, in accordance with SFAS 142, a deferred income tax liability for U.S. and state and local income taxes of $75.8, related to intangible assets with an indefinite life, was not netted against deferred tax assets when establishing the above valuation allowance. The valuation allowances as of December 30, 2006 and December 31, 2005 are attributable to deferred tax assets related to income tax loss carryforwards, mostly in the U.S., including certain states, as well as other net deferred tax assets, for which it is more likely than not that the related tax benefits will not be realized. It is NextWave’s policy that the valuation allowance is decreased or increased in the year management determines that it is more likely than not that the deferred tax assets will be realized or not.

At December 30, 2006, NextWave had undistributed foreign earnings of $0.6 million, which it intends to be permanently reinvested and, accordingly, a deferred income tax liability has not been established on those earnings.

As of December 30, 2006 and December 31, 2005, in accordance with SFAS 5, NextWave reviewed its tax positions in the U.S. and foreign jurisdictions and determined that an additional liability for potential assessments is not needed. If any liability had been recorded, it would have increased NextWave’s effective income tax rate in 2006 or 2005. The provisions of Financial Interpretation Number 48 (“FIN48”) will be effective for NextWave’s accounting year beginning December 31, 2006 and will supersede the guidance provided in SFAS 5 for measuring and recording liabilities in the financial statements related to tax positions taken or expected to be taken on a tax return. FIN 48 will prescribe revised criteria for a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. NextWave believes that the adoption of FIN 48 will not have a material effect on its financial statements.

9. Stockholders’/Members’ Equity

NextWave Wireless Inc. Preferred and Common Stock

NextWave has authorized 25 million shares of preferred stock, of which no shares were issued or outstanding at December 30, 2006. Shares of the preferred stock may be issued in any number of series as determined by the board of directors. The board of directors is also authorized to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

NextWave has authorized 400 million shares of common stock, of which 83.7 million were issued and outstanding at December 30, 2006, including 232,000 restricted shares and 1,000 shares held in treasury. At December 30, 2006, NextWave had the following common shares reserved for future issuance upon the exercise or issuance of the respective equity instruments:

(in thousands)
Stock options:
Granted and outstanding	10,934
Available for future grants	1,747
Warrants	3,106
15,787

NextWave Wireless LLC Membership Interests

Prior to the corporate conversion in November 2006, NextWave was a limited liability company under the Delaware Limited Liability Company Act (the “Act”) and capital consisted of LLC interests, of which 488.7 million LLC interests were issued and outstanding at December 31, 2005. Distributions to members, as declared by the board of managers, were made in accordance with the member’s percentage interest in NextWave. Distributions to members were made when required to satisfy their tax liability attributable to allocations of income, gain, loss, deduction and credit of NextWave in any calendar year for which an allocation was required. Because NextWave Wireless LLC was classified as a partnership for federal income tax purposes, each member was required, in determining its own taxable income, to take into account its pro rata share of NextWave’s income, loss deduction or credit, generally with the same character as if realized directly by such member, regardless of the amount of cash, if any, distributed by NextWave to such member in such taxable year. Distributions declared during the period from January 1, 2006 to the date of the corporate conversion totaled $3.5 million, of which $2.0 million was payable as of December 30, 2006. No distributions were made during the period from inception (April 13, 2005) to December 31, 2005.

10. Equity Compensation Plans

NextWave Stock Option Plans

NextWave has two stock option plans: the NextWave Wireless Inc. 2005 Stock Incentive Plan and the CYGNUS Communications, Inc. 2004 Stock Option Plan. These plans provide for the issuance of nonqualified stock options, or restricted, performance-based, bonus, phantom or other share-based awards to eligible employees, directors and consultants to purchase shares of NextWave’s common stock. The prices, terms and conditions of the options and awards granted under the 2005 Stock Incentive Plan are established by the compensation committee of the board of directors at the time of each grant. All options granted under this plan prior to the Corporate Conversion Merger provide for the early exercise of unvested options, provided that shares from the exercise of an unvested option be held in escrow by NextWave subject to right of repurchase conditions as described in the respective agreement. The prices, terms and conditions of the options granted under the 2004 Stock Option Plan are determined by the board of directors of CYGNUS at the time of each grant. Outstanding options generally vest over four years and have a maximum term of 10 years.

In June 2006, the NextWave Wireless LLC board of managers and members holding a majority of NextWave Wireless LLC’s membership interests approved an amendment to the plan to provide the equivalent of an additional 3.3 million common shares for awards under the 2005 Stock Incentive Plan. The CYGNUS plan, as amended in February 2006, provided for the conversion of each CYGNUS option, whether issued or unissued, into the right to purchase .05097 shares of NextWave common stock upon the Corporate Conversion Merger. The exchange of 314,000 options outstanding at the time of conversion was accounted for as a modification resulting from an exchange of options in a business combination under SFAS 123(R). At December 30, 2006, NextWave may issue up to 12,681,000 common shares under its two plans, of which 10,934,000 are granted and outstanding options and 1,747,000 are available for future grants.

The following table summarizes the status of these plans at December 30, 2006 and activity during the year ended December 30, 2006:

	Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	6,611	$5.78
Granted	5,283	$6.43
Exercised	(267)	$5.45
Cancellation of awards modified	(314)	$2.23
Canceled	(379)	$5.71
Outstanding at December 30, 2006	10,934	$6.20	8.8	$49,477
Exercisable at December 30, 2006	10,132	$5.91	8.7	$48,800

The following table summarizes the status of unvested options under these two plans as of December 30, 2006 and changes during the year ended December 30, 2006:

	Options (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2005	5,522	$	—(1)
Granted	5,283		$3.13
Vested	(2,907)		$1.03(1)
Effective cancellation of unvested awards modified	(174)		$0.02(1)
Canceled	(368)		$0.35(1)
Early exercise of unvested options	(5)		$1.14(1)
Unvested at December 30, 2006	7,351		$1.82(1)

(1) The weighted average grant date fair value per share includes options granted prior to January 1, 2006 which have no grant date fair value assigned as NextWave has adopted the provisions of SFAS 123(R) using the prospective transition method, whereby it continues to account for unvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply SFAS 123(R) to all awards granted or modified after that date.

NextWave received cash from the exercise of stock options under these plans of $1.5 million and $0.1 million, with no related tax benefits, during the year ended December 30, 2006 and during the period from inception (April 13, 2005) to December 31, 2005, respectively. The intrinsic value of options exercised during the year ended December 30, 2006, and for the period from inception (April 13, 2005) to December 31, 2005, totaled $53,000 and $105,000, respectively.

PacketVideo 2005 Equity Incentive Plan

The PacketVideo 2005 Equity Incentive Plan provides for the issuance of stock options, stock bonuses or restricted stock to employees, directors and consultants of PacketVideo or its affiliates. Outstanding options generally vest over four years, and have a maximum term of 10 years. In September 2006, the PacketVideo board of directors approved an amendment to the plan to provide an additional 1,750,000 shares for awards under the plan. At December 30, 2006, PacketVideo may issue up to 11,000,000 shares of common stock of PacketVideo under this plan, of which 9,399,000 are granted and outstanding options and 1,601,000 are available for future grants.

The following table summarizes the status of the PacketVideo plan at December 30, 2006 and activity during the year ended December 30, 2006:

	Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	8,225	$1.00
Granted	1,459	$1.00
Forfeited	(285)	$1.00
Outstanding at December 30, 2006	9,399	$1.00	5.7	$7,426
Exercisable at December 30, 2006	2,812	$1.00	5.6	$2,222

The following table summarizes the status of PacketVideo’s unvested options as of December 30, 2006 and changes during the year ended December 30, 2006:

	Options (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2005	8,225	$	—(1)
Granted	1,459		$0.42
Vested	(2,815)	$	—(1)
Forfeited	(282)		$0.04(1)
Unvested at December 30, 2006	6,587		$0.09(1)

(1) The weighted average grant date fair value per share includes options granted prior to January 1, 2006 which have no grant date fair value assigned as NextWave has adopted the provisions of SFAS 123(R) using the prospective transition method, whereby it continues to account for unvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply SFAS 123(R) to all awards granted or modified after that date.

There were no exercises of stock options under this plan during the year ended December 30, 2006 or during the period from inception (April 13, 2005) to December 31, 2005. On January 3, 2007, concurrent with the listing of NextWave’s common stock on Nasdaq, an option to purchase one share of common stock of NextWave for $6.00 per share was issued for every six options to purchase shares of common stock of PacketVideo. The exchange will be accounted for as a modification under SFAS 123(R) during fiscal year 2007 and is expected to result in additional compensation expense.

Non-Employee Share-Based Compensation

NextWave issues options from its 2005 Stock Incentive Plan, warrants and restricted stock to members of its Technical Developments Steering Committee and other strategic advisors. The following table summarizes the status of non-employee options and warrants at December 30, 2006 and activity during the year ended December 30, 2006:

	Options and Warrants (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	500	$6.00
Granted	287	$7.97
Outstanding at December 30, 2006	787	$6.72	5.9	$3,155
Exercisable at December 30, 2006	500	$6.00	5.6	$2,365

The following table summarizes the status of unvested non-employee options and warrants as of December 30, 2006 and changes during the year ended December 30, 2006:

	Options and Warrants (in thousands)	Weighted Average Fair Value per Share
Unvested at December 31, 2005	333	$2.48
Granted	287	$7.24
Vested	(184)	$2.91
Unvested at December 30, 2006	436	$6.84

Under a related Subscription Agreement, the chairman of the Steering Committee purchased 167,000 restricted common shares in July 2006 for $6.00 per share. NextWave has the right to repurchase these shares at $6.00 per share. This right lapses in equal monthly amounts through July 2010 while the technical advisor continues to provide services under the Steering Committee Agreement. At December 30, 2006, NextWave had the right to repurchase 149,000 of the interests and 18,000 of the repurchase rights had lapsed. No restricted shares were repurchased during the year ended December 30, 2006.

Share-based compensation expense related to these non-employee options, warrants and restricted shares was measured using the fair value method as prescribed by SFAS No. 123(R) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and totaled $0.8 million and $0.7 million during the year ended December 30, 2006 and during the period from inception (April 13, 2005) to December 31, 2005, respectively. The fair value assigned to the vested increments of these awards was estimated at the date of vesting and, for the unvested increments, at December 30, 2006, using the Black-Scholes option-pricing model based on the following weighted average assumptions applied during the year ended December 30, 2006:

	Options	Warrants	Restricted Common Shares
Risk-free interest rate	4.54%-4.79%	4.58%-4.68%	4.57%-4.78%
Expected life (in years)	6.0-9.9	3.0-4.0	0.1-3.9
Expected stock price volatility	50%	50%	50%
Expected dividend yield	0%	0%	0%
Weighted average fair value of awards	$7.24	$4.42	$5.42

The fair value of the unvested increments will be remeasured at the end of each reporting period until vested, when the final fair value of the vesting increment is determined. Unamortized estimated share-based compensation totaled $3.5 million at December 30, 2006, and will be charged to results of operations with an offsetting increase to additional paid in capital in the consolidated balance sheet over a weighted average period of 2.6 years. None of these options or warrants were exercised during the year ended December 30, 2006 or during the period from inception (April 13, 2005) to December 31, 2005.

In connection with the warrants issued, under a related advisory services agreement, the advisor earned warrant exercise credits of $416,665 in January 2006, and continues to earn $83,333 on the first day of each month thereafter, through the date of expiration of the agreement in September 2008. As of December 30, 2006, $1.3 million credits were earned. The warrant exercise credits may be used only as credits against the exercise price of the warrants. Expense related to the warrant exercise credits totaled $1.0 million and $0.3 million during the year ended December 30, 2006 and during the period from inception (April 13, 2005) to December 31, 2005, respectively. Unamortized expense totaled $1.7 million at December 30, 2006, and will be charged to the results of operations with an offsetting increase to additional paid in capital in the consolidated balance sheet over the remaining vesting periods. Under the agreement, in the event that the advisor makes a significant contribution to a transaction in which NextWave acquires the use of a substantial amount of certain types of spectrum as specified in the agreement, NextWave would issue to the advisor 833,333 shares of common stock upon the completion of such transaction.

11. 401(k) Savings Plans

NextWave maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all of the employees of NextWave Broadband, Inc. NextWave also assumed PacketVideo’s and CYGNUS’ 401(k) defined contribution plans covering substantially all of the employees of PacketVideo and CYGNUS, respectively. Employees may make voluntary contributions to their respective plan as a percent of compensation, but not in excess of the maximum amounts allowed under the Internal Revenue Code. Employer contributions to the respective plans are discretionary and are not required. No employer contributions were made to these plans during the year ended December 30, 2006 or during the period from inception (April 13, 2005) to December 31, 2005.

12. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the year ended December 30, 2006 and for the period from inception (April 13, 2005) to December 31, 2005 is as follows:

(in thousands)	Year Ended December 30, 2006	Inception (April 13, 2005) to December 31, 2005
Cash paid for income taxes	$124	$152
Cash paid for interest	—	—
Noncash investing and financing activities:
Fair value of warrants issued in connection with the issuance of 7% Senior Secured Notes	24,626	—
Wireless spectrum licenses acquired with lease obligations	4,039	—
Membership interests issued for business acquisition	1,558	—

13. Restatement of Previously Reported Interim Financial Statements and Quarterly Financial Data (unaudited)

On March 23, 2007, NextWave announced the need to adjust its financial results for the first three quarters of 2006 to reflect a correction in its accounting for certain revenue contracts and for the incorrect capitalization of certain engineering costs in its PacketVideo subsidiary. Specifically, NextWave determined that it was incorrectly deferring engineering design, maintenance and support and royalty revenues on contracts where post-contract customer support (“PCS”) was required and no separate objective evidence of its fair value, specific to Packet Video, existed for the PCS. NextWave also determined that it had incorrectly deferred certain engineering costs prior to achieving technological feasibility. The change has been made to defer revenue and related costs determined to be related to the PCS portion of the contract and to expense previously capitalized engineering costs.

The following interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. In NextWave’s opinion, this information has been prepared on a basis consistent with that of its audited consolidated financial statement and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly and year-to-date financial data. NextWave’s quarterly results of operations for these periods are not necessarily indicative of future results of operations. They do not include all of the information and footnotes required by generally accepted account principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with NextWave’s audited consolidated financial statements and notes thereto for the year ended December 30, 2006 included in this Annual Report on Form 10-K.

The following table presents the impact of the change in revenues and related costs on NextWave’s previously reported consolidated statements of operations for the first three quarters of 2006:

	Three Months Ended
	April 1, 2006			July 1, 2006			September 30, 2006
(in thousands)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Statements of Operations
Revenues	$5,673	$(1,768)	$3,905	$8,331	$(2,038)	$6,293	$8,051	$(1,381)	$6,670
Operating expenses:
Cost of revenues	2,686	(879)	1,807	3,198	(560)	2,638	4,568	(1,062)	3,506
Engineering, research and development	10,233	856	11,089	12,601	693	13,294	11,455	179	11,634
General and administrative	8,492	—	8,492	12,140	—	12,140	14,896	—	14,896
Sales and marketing	1,613	—	1,613	2,539	—	2,539	2,992	—	2,992
Purchased in-process research and development	—	—	—	1,648	—	1,648	—	—	—
Total operating expenses	23,024	(23)	23,001	32,126	133	32,259	33,911	(883)	33,028
Loss from operations	(17,351)	(1,745)	(19,096)	(23,795)	(2,171)	(25,966)	(25,860)	(498)	(26,358)
Other income (expense)
Interest income	3,187	—	3,187	3,197	—	3,197	3,419	—	3,419
Interest expense	(308)	—	(308)	(366)	—	(366)	(9,010)	—	(9,010)
Other income and expense, net	(92)	—	(92)	216	—	216	(26)	—	(26)
Total other income (expense), net	2,787	—	2,787	3,047	—	3,047	(5,617)	—	(5,617)
Loss before provision for income taxes and minority interest	(14,564)	(1,745)	(16,309)	(20,748)	(2,171)	(22,919)	(31,477)	(498)	(31,975)
Income tax benefit (provision)	209	—	209	—	—	—	(93)	—	(93)
Minority interest	657	—	657	214	—	214	265	—	265
Net loss	$(13,698)	$(1,745)	$(15,443)	$(20,534)	$(2,171)	$(22,705)	$(31,305)	$(498)	$(31,803)

The following table presents the impact of the change in revenues and related costs on NextWave’s previously-reported consolidated balance sheets for the first three interim reporting dates in 2006:

	April 1, 2006			July 1, 2006			September 30, 2006
(in thousands)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Balance Sheets
ASSETS
Current assets:
Cash and cash equivalents	$99,871	$—	$99,871	$30,643	$—	$30,643	$25,371	$—	$25,371
Short-term investments	266,716	—	266,716	309,794	—	309,794	196,801	—	196,801
Accounts receivable, net	2,235	—	2,235	5,206	—	5,206	5,728	—	5,728
Deposits for wireless spectrum bids	—	—	—	—	—	—	142,866	—	142,866
Deferred contract costs	1,456	21	1,477	2,105	(110)	1,995	2,242	772	3,014
Prepaid expenses and other current assets	5,745	—	5,745	8,518	—	8,518	7,252	—	7,252
Total current assets	376,023	21	376,044	356,266	(110)	356,156	380,260	772	381,032
Restricted cash	—	—	—	—	—	—	76,792	—	76,792
Wireless spectrum licenses, net	130,889	—	130,889	130,374	—	130,374	374,137	—	374,137
Goodwill	27,001	—	27,001	32,936	—	32,936	32,829	—	32,829
Other intangible assets, net	17,449	—	17,449	16,846	—	16,846	16,306	—	16,306
Property and equipment, net	15,040	—	15,040	14,632	—	14,632	16,796	—	16,796
Prepaid expenses and other noncurrent assets	7,708	—	7,708	6,761	—	6,761	8,279	—	8,279
Total assets	$574,110	$21	$574,131	$557,815	$(110)	$557,705	$905,399	$772	$906,171

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$4,488	$—	$4,488	$2,274	$—	$2,274	$2,369	$—	$2,369
Accrued expenses	7,058	—	7,058	12,104	—	12,104	19,465	—	19,465
Current portion of long-term obligations	2,575	—	2,575	2,822	—	2,822	2,681	—	2,681
Deferred revenue	4,021	1,766	5,787	3,100	3,806	6,906	2,867	5,186	8,053
Current tax liability	—	—	—	—	—	—	40	—	40
Other current liabilities and deferred credits	755	—	755	1,009	—	1,009	961	—	961
Total current liabilities	18,897	1,766	20,663	21,309	3,806	25,115	28,383	5,186	33,569
Deferred income tax liabilities	—	—	—	—	—	—	67,673	—	67,673
Long-term deferred credits and reserves	8,203	—	8,203	8,575	—	8,575	8,243	—	8,243
Long-term obligations	15,311	—	15,311	15,661	—	15,661	292,310	—	292,310
Minority interest in subsidiary	889	—	889	1,143	—	1,143	884	—	884
Commitments and contingencies
Members’ equity:
Membership interests	591,452	—	591,452	592,389	—	592,389	619,966	—	619,966
Accumulated other comprehensive loss	(992)	—	(992)	(1,078)	—	(1,078)	(571)	—	(571)
Accumulated deficit	(59,650)	(1,745)	(61,395)	(80,184)	(3,916)	(84,100)	(111,489)	(4,414)	(115,903)
Total members’ equity	530,810	(1,745)	529,065	511,127	(3,916)	507,211	507,906	(4,414)	503,492
Total liabilities and members’ equity	$574,110	$21	$574,131	$557,815	$(110)	$557,705	$905,399	$772	$906,171

The following table summarizes NextWave’s operating results by quarter for the year ended December 30, 2006, which have been restated for the item discussed above, and for the period from inception (April 13, 2005) to December 31, 2005:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 30, 2006(1)(2):	(Restated)	(Restated)	(Restated)
Revenues	$3,905	$6,293	$6,670	$7,416	$24,284
Net loss	$(15,443)	$(22,705)	$(31,803)	$(35,069)	$(105,020)
Basic and diluted net loss per common share(3)	$(0.19)	$(0.28)	$(0.39)	$(0.43)	$(1.28)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Period from Inception (April 13, 2005) to December 31, 2005(2):
Revenues	N/A	$148	$1,202	$2,794	$4,144
Net loss(3)	N/A	$(2,948)	$(16,653)	$(26,351)	$(45,952)

(1)
Effective January 1, 2006, NextWave changed its fiscal year end and quarterly reporting periods from quarterly calendar periods ending on December 31 to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Fiscal year 2006 is a 52-week year ending on December 30, 2006 and each of the four quarters in 2006 include 13 weeks.

(2)
The results of operations of PacketVideo Corporation and Inquam Broadband Holding, Inc. are included as of July 19, 2005 and January 6, 2006, the respective dates of the acquisitions, which affects the comparability of the Quarterly Financial Data. During 2006, NextWave also completed other acquisitions that were not material and their results of operations have been included from their respective dates of acquisition.

(3)	Loss per share information is not presented for the period from inception (April 13, 2005) to December 31, 2005 as it would not be meaningful due to the Corporate Conversion Merger.

14. Subsequent Events

On March 28, 2007, NextWave issued and sold 355,000 shares of its Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $1,000 per share. The Series A Preferred Stock was issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933. NextWave received $351 million in net proceeds from the sale of the Series A Preferred Stock. The net proceeds will be used to fund operations, accelerate the development of new wireless technologies, expand the company’s business and enable future strategic acquisitions. The purchasers of the Series A Preferred Stock include, in addition to other investment funds and institutional investors, Navation, Inc., an entity owned by Allen Salmasi, NextWave’s Chairman and Chief Executive Officer, Manchester Financial Group, L.P., an entity indirectly owned and controlled by Douglas F. Manchester, a member of NextWave’s Board of Directors, and affiliates of Avenue Capital, of which a member of NextWave’s Board of Directors, Robert Symington, is a portfolio manager.

The Series A Preferred Stock has an initial liquidation preference of $1,000 per share, subject to increase for accrued dividends as described below. The liquidation preference would become payable upon redemption, as described below, upon a liquidation or dissolution of NextWave, or upon deemed liquidation events including a change in control, merger or sale of all or substantially all NextWave’s assets, in which case the Series A Preferred Stock will be entitled to receive an amount per share equal to the greater of 120% of the liquidation preference or the amount that would have been received if such share had converted into common stock in connection with such deemed liquidation event.

Each share of Series A Preferred Stock is convertible into a number of shares of NextWave’s common stock equal to the liquidation preference then in effect divided by $11.05 and is convertible at any time at the option of the holder, or at NextWave’s election after the 18-month anniversary of issuance, subject to the trading price of NextWave’s common stock reaching $22.10 for a specified period of time, subject to adjustment. NextWave will not be entitled to convert the Series A Preferred Stock at its election unless a shelf registration statement covering the shares of common stock issued upon conversion is then effective or the shares are no longer considered restricted securities under the Securities Act.

The Series A Preferred Stock is entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until the fourth anniversary of issuance, NextWave can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. From and after the fourth anniversary of issuance, NextWave must declare dividends in cash each quarter, subject to applicable law. The dividend rate is subject to adjustment to 10% per annum if NextWave defaults in its dividend payment obligations, or certain registration obligations. The dividend rate is subject to adjustment to 15% per annum if NextWave fails to comply with the protective covenants of the Series A Preferred Stock described below and to 18% per annum if NextWave fails to convert or redeem the Series A Preferred Stock when required to do so.

Pursuant to the terms of the Series A Preferred Stock, so long as at least 25% of the issued shares of Series A Preferred Stock remain outstanding, and until the date on which NextWave elects to redeem all shares of Series A Preferred Stock in connection with an asset sale, as described below, NextWave must receive the approval of the holders of shares representing at least 75% of the Series A Preferred Stock then outstanding to (i) incur indebtedness in excess of $500 million, subject to certain adjustments and exceptions, (ii) create any capital stock that is senior to or on a parity with the Series A Preferred Stock, or (iii) consummate asset sales involving the receipt of gross proceeds of, or the disposition of assets worth, $500 million or more. In addition, so long as at least 25% of the issued shares of Series A Preferred Stock remain outstanding, NextWave may not distribute rights or warrants to all holders of its common stock entitling them to purchase shares of its common stock, or consummate any sale of its common stock, for an amount less than the fair market value on the date of issuance, with certain exceptions. With respect to other matters requiring stockholder approval, the shares of Series A Preferred Stock will be entitled to vote as one class with the common stock on an as-converted basis.

NextWave will be required to redeem all outstanding shares of Series A Preferred Stock, if any, on March 28, 2017, at a price equal to the liquidation preference plus unpaid dividends. If NextWave elects to convert the Series A Preferred Stock after its common stock price has reached the qualifying threshold, NextWave must redeem the shares of holders of Series A Preferred Stock who elect not to convert into common stock at a price equal to 130% of the liquidation preference. However, NextWave is not required to redeem more than 50% of the shares of Series A Preferred Stock subject to any particular conversion notice. In the event that NextWave fails to obtain approval of the holders of Series A Preferred Stock to an asset sale transaction, NextWave must either not consummate such asset sale or elect to redeem all shares of Series A Preferred Stock at a redemption price equal to 120% of the liquidation preference. Holders will be entitled to opt-out of such a redemption.

Acquisitions

In December 2006, PacketVideo signed a share purchase agreement to acquire all of the shares of SDC Secure Digital Container AG for cash of $19.0 million. The acquisition was completed in January 2007 and will be accounted for in the first quarter of 2007 using the purchase method of accounting whereby the total purchase price, including any transaction related expenses, will be allocated to tangible and intangible assets acquired based upon their respective fair values.

In February 2007, NextWave acquired all of the outstanding common stock and warrants of GO Networks, Inc., a privately-held company headquartered in Mountain View, CA with research and development facilities in Tel Aviv, Israel for $13.2 million plus the assumption of $6.7 million in debt, of which $1.3 million was paid at closing. GO Networks develops advanced mobile Wi-Fi network solutions for service providers. The primary reason for the acquisition is intended to complement NextWave’s WiMAX product line with wide-area and local-area wireless broadband services using stand-alone or integrated Wi-Fi/WiMAX solutions that utilize both licensed and license-exempt spectrum. Additional purchase consideration of up to $25.7 million may be paid in shares of NextWave common stock, subject to the achievement of certain operational milestones in the 18-month period subsequent to the closing of the acquisition. The acquisition will be accounted for in the first quarter of 2007 using the purchase method of accounting whereby the total purchase price, including any transaction related expenses, will be allocated to tangible and intangible assets acquired based upon their respective fair values. NextWave also adopted the GO Networks Employee Stock Bonus Plan, whereby a select group of employees may receive up to an aggregate of $5.0 million in shares of NextWave common stock upon the achievement of certain operational milestones in the 18-month period subsequent to the closing of the acquisition.

In March 2007, NextWave acquired all of the outstanding shares of common stock of 4253311 Canada Inc., a Canadian company. The total cost of the acquisition is expected to be approximately $26.0 million in cash. The assets of the company are comprised almost entirely of wireless spectrum.

NEXTWAVE WIRELESS INC.

Schedule II—Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Net Additions Charged (Credited) to Expense	Additions Acquired from Business Combinations	Deductions(1)	Balance at End of Period
Year Ended December 30, 2006:
Allowance for doubtful accounts	$391	$236	$—	$(306)	$321
Reserve for contract termination fee	$7,121	$(7,121)	$—	$—	$—
Unfavorable lease liability	$1,037	$75	$318	$(442)	$988
Period from Inception (April 13, 2005) to December 31, 2005:
Allowance for doubtful accounts	$—	$218	$195	$(22)	$391
Reserve for contract termination fee	$—	$7,121	$—	$—	$7,121
Unfavorable lease liability	$1,260	$67	$—	$(290)	$1,037

(1)   Deduction for allowance for doubtful accounts is for accounts receivable balances written-off. Deduction for the unfavorable lease liability represents amounts paid in cash.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

As of the end of the period covered by this Report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 30, 2006. In particular, in connection with the restatement of our previously issued unaudited quarterly financial statements, management identified certain control deficiencies that represent a material weakness in our internal control over financial reporting, as more fully described below. As a result of the restatement of our previously issued unaudited quarterly financial statements and notwithstanding the material weakness described below, management believes that the consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management determined that its unaudited financial statements for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006 should no longer be relied upon as a result of a required correction in its revenue recognition under certain software contracts of our PacketVideo Corporation (“PacketVideo”) subsidiary and the incorrect deferral of certain software development costs at PacketVideo.

PacketVideo recognized revenue from certain software arrangements that provide for ongoing maintenance and support in the incorrect reporting periods. The contracts subject to the restatement typically include engineering and development work, royalty revenue and postcontract customer support (“PCS”). The total revenue recognized over the term of the arrangements will remain unchanged. The Company has made an adjustment to the timing of the recognition of revenue, and the related costs, under software contracts which contain PCS. The Company will recognize the revenue and associated costs over the entire PCS period. In addition, the Company has also adjusted the quarterly results to expense previously deferred costs, classified as pre-contract development costs, into engineering, research and development.

Additionally, the Company has determined that there was a material weakness in its internal control over financial reporting relating to revenue recognition pursuant to software contracts of PacketVideo. The Company’s failure to properly apply software revenue recognition principles resulted from a lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to software revenue recognition. The Company will be required to provide an assessment of the effectiveness of the Company’s internal control structure and procedures for financial reporting when it files its Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Management will promptly take action to remediate the material weakness described above based on an evaluation of the accounting staffing, systems, policies and procedures relating to revenue recognition at PacketVideo.

ITEM 9B.   Other Information

Issuance of Series A Senior Convertible Preferred Stock

On March 28, 2007, we issued and sold 355,000 shares of our Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $1,000 per share. We received $355 million in gross product from the sale of the Series A Preferred Stock, which after reduction for financial advisor fees of approximately $3.4 million and additional fees resulted in $351 million in net proceeds. The net proceeds will be used to fund operations, accelerate the development of new wireless technologies, expand the company’s business, and enable future strategic acquisitions. The purchasers of the Series A Preferred Stock include, in addition to other investment funds and institutional investors, Navation, Inc., an entity owned by Allen Salmasi, our Chairman and Chief Executive Officer, Manchester Financial Group, L.P., an entity indirectly owned and controlled by Douglas F. Manchester, a member of our Board of Directors, and affiliates of Avenue Capital, of which a member of our Board of Directors, Robert Symington, is a portfolio manager. None of the affiliated purchasers received any compensation in connection with the financing and all investors were subject to the same terms and conditions in connection with the investment. An independent committee of our Board of Directors reviewed and approved the Series A Preferred Stock issuance and the participation of the affiliated investors.

The Series A Preferred Stock has an initial liquidation preference of $1,000 per share, subject to increase for accrued dividends as described below. The liquidation preference would become payable upon redemption, as described below, upon a liquidation or dissolution of our company, or upon deemed liquidation events including a change in control, merger or sale of all or substantially all our assets, unless the holders of Series A Preferred Stock provide a 75% vote to not treat a covered event as a deemed liquidation. Upon a deemed liquidation event, the Series A Preferred Stock will be entitled to receive an amount per share equal to the greater of 120% of the liquidation preference or the amount that would have been received if such share had converted into common stock in connection with such event.

Each share of Series A Preferred Stock is convertible into a number of shares of our common stock equal to the liquidation preference then in effect divided by $11.05. If all shares of Series A Preferred Stock were to be converted, we would be obligated to issue 32,126,696 shares of our common stock. The Series A Preferred Stock is convertible at any time at the option of the holder, or at our election after the 18-month anniversary of issuance, subject to the trading price of our common stock reaching $22.10 for a specified period of time, except that such threshold price will be reduced to $16.575 on the earlier of the third anniversary of issuance or our consummation of a qualified public offering. We will not be entitled to convert the Series A Preferred Stock at our election unless a shelf registration statement covering the shares of common stock issued upon conversion is then effective or the shares are no longer considered restricted securities under the Securities Act.

The Series A Preferred Stock is entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until the fourth anniversary of issuance, we can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. From and after the fourth anniversary of issuance, we must declare dividends in cash each quarter, subject to applicable law. The dividend rate is subject to adjustment to 10% per annum if we default in our dividend payment obligations, fail to file a shelf registration statement with the Securities and Exchange Commission on or prior to July 31, 2007 or fail to cause the shelf registration statement to be declared effective on or prior to November 30, 2007. The dividend rate is also subject to adjustment to 15% per annum if we fail to comply with the protective covenants of the Series A Preferred Stock described below and to 18% per annum if we fail to convert or redeem the Series A Preferred Stock when required to do so.

Pursuant to the terms of the Series A Preferred Stock, so long as at least 25% of the issued shares of Series A Preferred Stock remain outstanding, and until the date on which we elect to redeem all shares of Series A Preferred Stock in connection with an asset sale, as described below, we must receive the approval of the holders of shares representing at least 75% of the Series A Preferred Stock then outstanding to (i) incur indebtedness in excess of $500 million, subject to certain adjustments and exceptions, (ii) create any capital stock that is senior to or on a parity with the Series A Preferred Stock in terms of dividends, distributions or other rights, or (iii) consummate asset sales involving the receipt of gross proceeds of, or the disposition of assets worth, $500 million or more based on their fair market value. In addition, so long as at least 25% of the issued shares of Series A Preferred Stock remain outstanding, we may not distribute rights or warrants to all holders of our common stock entitling them to purchase shares of our common stock, or consummate any sale of our common stock, for an amount less than the fair market value on the date of issuance, with certain exceptions. With respect to other matters requiring stockholder approval, the shares of Series A Preferred Stock will be entitled to vote as one class with the common stock on an as-converted basis.

We will be required to redeem all outstanding shares of Series A Preferred Stock, if any, on March 28, 2017, at a price equal to the liquidation preference plus unpaid dividends. If we elect to convert the Series A Preferred Stock after our common stock price has reached the qualifying threshold, we must redeem the shares of holders of Series A Preferred Stock who elect not to convert into common stock at a price equal to 130% of the liquidation preference. However, we are not required to redeem more than 50% of the shares of Series A Preferred Stock subject to any particular conversion notice. In the event that we fail to obtain approval of the holders of Series A Preferred Stock to an asset sale transaction, we must either not consummate such asset sale or elect to redeem all shares of Series A Preferred Stock at a redemption price equal to 120% of the liquidation preference. Holders will be entitled to opt-out of such a redemption.

The Series A Preferred Stock was issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D thereof, and the shares of Series A Preferred Stock and common stock issuable upon conversion may not be transferred absent an exemption from registration or pursuant to an effective registration statement. To establish the Regulation D exemption, we obtained certifications from each investor to the effect that such investor qualified as an “accredited investor” under Regulation D, and did not engage in any general solicitation in connection with the placement. In connection with the issuance of the Series A Preferred Stock, we entered into a registration rights agreement pursuant to which we agreed to file a shelf registration statement for the resale of the Series A Preferred Stock and common stock issuable upon conversion with the Securities and Exchange Commission by no later than July 31, 2007.

PART III
ITEM 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. A copy of our Code of Business Conduct and Ethics is available on our website at www.nextwave.com. We will also provide a copy of our Code of Business Conduct and Ethics, without charge, to any stockholder who so requests in writing.

Except for the information regarding executive officers required by Item 401 of Regulation S-K, which is included in Part I of this Annual Report on Form 10-K under Item 10, we incorporate the information required by this by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in May 2007.  We refer to this proxy statement as the “2007 Proxy Statement”.

ITEM 11.  Executive Compensation

We incorporate the information required by this item by reference to the section entitled “Executive Compensation” in the 2007 Proxy Statement. Nothing in this report shall be construed to incorporate by reference the Board Compensation Committee Report on Executive Compensation or the Performance Graph, which are contained in the Proxy Statement, but expressly not incorporated herein.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

We incorporate the information required by this item by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions

We incorporate the information required by this item by reference to the section entitled “Corporate Governance and Related Matters - Certain Relationships and Related Party Transactions” in the 2007 Proxy Statement.

ITEM 14.  Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the section entitled “Audit Fees” in the 2007 Proxy Statement.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedule

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

1. Financial Statements and Schedules—See Index to Consolidated Financial Schedule at Item 8 on page [ ] of this report on Form 10-K.

(b) Exhibits

Exhibits submitted with this annual report on Form 10-K, as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed below.

DESCRIPTION
No.
2.1
Third Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of NextWave Personal Communications Inc., NextWave Power Partners Inc., NextWave Partners Inc., NextWave Wireless Inc. and NextWave Telecom Inc., dated January 21, 2005 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 of NextWave Wireless LLC filed May 1, 2006 (the “Form 10”))

3.1
Amended and Restated Certificate of Incorporation of NextWave Wireless Inc., as restated on November 6, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4/A filed November 7, 2006)

3.2
Amended and Restated By-laws of NextWave Wireless Inc., adopted on September 12, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4/A filed November 7, 2006)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A filed November 7, 2006)

4.2	Form of Station 4, LLC Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 of NextWave Wireless LLC filed May 1, 2006 (the “Form 10”))

4.3
Warrant Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Holders listed on Schedule I thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of NextWave Wireless LLC filed July 21, 2006 (the "July 21, 2006 Form 8-K"))

4.4	Certificate of Designations for NextWave Wireless Inc.'s Series A Senior Convertible Preferred Stock.

10.1
Agreement and Plan of Merger, dated November 7, 2006, by and among NextWave Wireless Inc., NextWave Wireless LLC and NextWave Merger LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed November 7, 2006)

10.2
Agreement and Plan of Merger, dated as of December 31, 2006, by and among NextWave Wireless Inc., Go Acquisition Corp., GO Networks, Inc. and Nechemia J. Peres, as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed January 3, 2007).

10.3
Agreement and Plan of Merger, dated as of May 24, 2005, by and among NextWave Wireless LLC, PVC Acquisition Corp., PacketVideo Corporation and William D. Cvengros, as the Stockholder Representative (incorporated by reference to Exhibit 2.2 to Amendment #1 to the Registration Statement on Form 10 of NextWave Wireless LLC filed June 29, 2006 (“Amendment #1 to Form 10”)).

10.4
Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and PacketVideo Corporation, as subsidiary guarantors, the note purchasers party thereto and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A of NextWave Wireless LLC filed September 8, 2006)

10.5
Registration Rights Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 4.3 to the July 21, 2006 Form 8-K)

10.6	NextWave Wireless Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 on Form S-8 filed January 19, 2007)

10.7	CYGNUS Communications, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Form 10)

10.8	PacketVideo Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on May 1, 2006)

10.9	NextWave Wireless Inc. 2005 Stock Incentive Plan Award Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed December 7, 2006)

10.10
Acquisition Agreement by and among NextWave Telecom Inc., Cellco Partnership D/B/A Verizon Wireless and VZW Corp., dated as of November 4, 2004 (incorporated by reference to Exhibit 10.4 to the Form 10)

10.11
Acquisition Agreement, dated as of May 9, 2006, by and among (i) NextWave Wireless LLC, (ii) NW Spectrum Co., (iii) WCS Wireless, Inc., (iv) Columbia WCS III, Inc., (v) TKH Corp., (vi) Columbia Capital Equity Partners III (Cayman), L.P., the sole stockholder of Columbia WCS III, Inc., (vii) each of the stockholders of TKH Corp., namely, Aspen Partners Series A, Series of Aspen Capital Partners, L.P., Oak Foundation USA, Inc., Enteraspen Limited, and The Reed Institute dba Reed College and (viii) Columbia Capital, LLC, as the Stockholder Representative (incorporated by reference to Exhibit 10.7 to Amendment #1 of the Form 10)

10.12	Spectrum Acquisition Agreement, dated as of October 13, 2005, between NextWave Broadband Inc. and Bal-Rivgam, LLC (incorporated by reference to Exhibit 10.8 to Amendment #1 of the Form 10)
10.13
Guaranty, dated as of July 17, 2006, by and among NextWave Broadband, Inc., NW Spectrum Co., AWS Wireless Inc., PacketVideo Corporation and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the July 21, 2006 Form 8-K)

10.14	Parent Guaranty, dated as of July 17, 2006, between NextWave Wireless Inc. and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the July 21, 2006 Form 8-K)

10.16
Pledge and Security Agreement, dated as of July 17, 2006, by and among NextWave Wireless LLC, the undersigned direct and indirect subsidiaries of NextWave Wireless LLC, each additional Grantor that may become a party thereto and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the July 21, 2006 Form 8-K)

10.17	NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan(1)

10.18	GO Networks, Inc. Stock Bonus Plan(1)

10.19	Securities Purchase Agreement, dated March 28, 2007, by and among NextWave Wireless Inc. and the Purchasers listed on Schedule I (the “Purchasers”) thereto(1)

10.20	Registration Rights Agreement, dated March 28, 2007, among NextWave Wireless Inc. and the Purchasers(1)

14.1	NextWave Wireless Inc. Code of Business Conduct and Ethics (available on the Company’s website at http://www.nextwave.com)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(1)

24.1	Power of Attorney (included in signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Allen Salmasi, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of George C. Alex, Chief Financial Officer(1)

32.1	Section 1350 Certification of Allen Salmasi, Chief Executive Officer(1)

32.2	Section 1350 Certification of George C. Alex, Chief Financial Officer(1)
____________
(3)  (1) FILED HEREWITH

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.

NEXTWAVE WIRELESS INC.

By:	/s/ Allen Salmasi
Allen Salmasi Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Frank A. Cassou, George C. Alex and Roseann Rustici, or any of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Allen Salmasi	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2007
Allen Salmasi

/s/ George C. Alex	Executive Vice President - Chief Financial Officer (Principal Financial Officer)	March 30, 2007
George C. Alex

/s/ Fran J. Harding	Senior Vice President - Corporate Controller (Principal Accounting Officer)	March 30, 2007
Fran J. Harding

/s/	Director	March 30, 2007
Frank A. Cassou

/s/ Kevin M. Finn	Director	March 30, 2007
Kevin M. Finn

Signature	Title	Date

	Director	March 30, 2007
Douglas Manchester

/s/ Jack Rosen	Director	March 30, 2007
Jack Rosen

/s/ Robert T. Symington	Director	March 30, 2007
Robert T. Symington

/s/ William H. Webster	Director	March 30, 2007
William H. Webster

INDEX TO EXHIBITS

2.1
Third Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of NextWave Personal Communications Inc., NextWave Power Partners Inc., NextWave Partners Inc., NextWave Wireless Inc. and NextWave Telecom Inc., dated January 21, 2005 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 of NextWave Wireless LLC filed May 1, 2006 (the “Form 10”))

3.1
Amended and Restated Certificate of Incorporation of NextWave Wireless Inc., as restated on November 6, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4/A filed November 7, 2006)

3.2
Amended and Restated By-laws of NextWave Wireless Inc., adopted on September 12, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4/A filed November 7, 2006)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A filed November 7, 2006)

4.2	Form of Station 4, LLC Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 of NextWave Wireless LLC filed May 1, 2006 (the “Form 10”))

4.3
Warrant Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Holders listed on Schedule I thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of NextWave Wireless LLC filed July 21, 2006 (the "July 21, 2006 Form 8-K"))

4.4	Certificate of Designations for NextWave Wireless Inc.'s Series A Senior Convertible Preferred Stock.

10.1
Agreement and Plan of Merger, dated November 7, 2006, by and among NextWave Wireless Inc., NextWave Wireless LLC and NextWave Merger LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed November 7, 2006)

10.2
Agreement and Plan of Merger, dated as of December 31, 2006, by and among NextWave Wireless Inc., Go Acquisition Corp., GO Networks, Inc. and Nechemia J. Peres, as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed January 3, 2007).

10.3
Agreement and Plan of Merger, dated as of May 24, 2005, by and among NextWave Wireless LLC, PVC Acquisition Corp., PacketVideo Corporation and William D. Cvengros, as the Stockholder Representative (incorporated by reference to Exhibit 2.2 to Amendment #1 to the Registration Statement on Form 10 of NextWave Wireless LLC filed June 29, 2006 (“Amendment #1 to Form 10”)).

10.4
Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and PacketVideo Corporation, as subsidiary guarantors, the note purchasers party thereto and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A of NextWave Wireless LLC filed September 8, 2006)

10.5
Registration Rights Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 4.3 to the July 21, 2006 Form 8-K)

10.6	NextWave Wireless Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 on Form S-8 filed January 19, 2007)

10.7	CYGNUS Communications, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Form 10)

10.8	PacketVideo Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on May 1, 2006)

10.9	NextWave Wireless Inc. 2005 Stock Incentive Plan Award Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed December 7, 2006)

10.10
Acquisition Agreement by and among NextWave Telecom Inc., Cellco Partnership D/B/A Verizon Wireless and VZW Corp., dated as of November 4, 2004 (incorporated by reference to Exhibit 10.4 to the Form 10)

10.11
Acquisition Agreement, dated as of May 9, 2006, by and among (i) NextWave Wireless LLC, (ii) NW Spectrum Co., (iii) WCS Wireless, Inc., (iv) Columbia WCS III, Inc., (v) TKH Corp., (vi) Columbia Capital Equity Partners III (Cayman), L.P., the sole stockholder of Columbia WCS III, Inc., (vii) each of the stockholders of TKH Corp., namely, Aspen Partners Series A, Series of Aspen Capital Partners, L.P., Oak Foundation USA, Inc., Enteraspen Limited, and The Reed Institute dba Reed College and (viii) Columbia Capital, LLC, as the Stockholder Representative (incorporated by reference to Exhibit 10.7 to Amendment #1 of the Form 10)

10.12	Spectrum Acquisition Agreement, dated as of October 13, 2005, between NextWave Broadband Inc. and Bal-Rivgam, LLC (incorporated by reference to Exhibit 10.8 to Amendment #1 of the Form 10)

10.13
Guaranty, dated as of July 17, 2006, by and among NextWave Broadband, Inc., NW Spectrum Co., AWS Wireless Inc., PacketVideo Corporation and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the July 21, 2006 Form 8-K)

10.14	Parent Guaranty, dated as of July 17, 2006, between NextWave Wireless Inc. and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the July 21, 2006 Form 8-K)

10.16
Pledge and Security Agreement, dated as of July 17, 2006, by and among NextWave Wireless LLC, the undersigned direct and indirect subsidiaries of NextWave Wireless LLC, each additional Grantor that may become a party thereto and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the July 21, 2006 Form 8-K)

10.17	NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan(1)

10.18	GO Networks, Inc. Stock Bonus Plan(1)

10.19	Securities Purchase Agreement, dated March 28, 2007, by and among NextWave Wireless Inc. and the Purchasers listed on Schedule I (the “Purchasers”) thereto(1)

10.20	Registration Rights Agreement, dated March 28, 2007, among NextWave Wireless Inc. and the Purchasers(1)

14.1	NextWave Wireless Inc. Code of Business Conduct and Ethics (available on the Company’s website at http://www.nextwave.com)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(1)

24.1	Power of Attorney (included in signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Allen Salmasi, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of George C. Alex, Chief Financial Officer(1)

32.1	Section 1350 Certification of Allen Salmasi, Chief Executive Officer(1)

32.2	Section 1350 Certification of George C. Alex, Chief Financial Officer(1)

____________
(1) FILED HEREWITH