Form 10-Q/A
period 2006-09-30
NextWave Wireless Inc.
filed 2007-04-20
CIK 1374993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q
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

Explanatory Note

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

Signatures

Index to Exhibits

EXPLANATORY NOTE

On March 23, 2007, NextWave Wireless Inc. (the “Company” or “we”) announced that our unaudited financial statements for the quarterly periods ended April 1, 2006, July 1, 2006 and September 30, 2006 should no longer be relied upon as a result of required corrections in revenue recognition under certain software contracts of our PacketVideo Corporation ("PacketVideo") subsidiary and in the deferral of certain engineering costs at PacketVideo. More specifically, we determined that we were incorrectly deferring engineering design, maintenance and support and royalty revenues on contracts where post-contract customer support (“PCS”) was required and no separate objective evidence of its fair value, specific to PacketVideo, existed for the PCS. We also determined that we had incorrectly deferred certain technology costs prior to achieving technological feasibility. The change has been made to defer revenue and related costs determined to be related to the PCS portion of the contract and to expense previously capitalized engineering costs. These required corrections were reflected in the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (the “2006 10-K”) filed with the United States Securities and Exchange Commission on March 30, 2007. In addition, our 2006 10-K included corrected interim unaudited condensed consolidated financial statements for the first three quarters of 2006, together with restatement adjustments, in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Restatement of Previously Reported Interim Financial Statements”.

Additionally, we determined that there was a material weakness in our internal control over financial reporting relating to revenue recognition pursuant to software contracts of PacketVideo. The Company's failure to correctly apply software revenue recognition principles resulted from a lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to software revenue recognition. We will be required to provide an assessment of the effectiveness of the Company's internal control structure and procedures for financial reporting when the Company files its Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Management has commenced action to remediate the material weakness described above including an evaluation of the accounting staff, systems, policies and procedures relating to revenue recognition at PacketVideo and has initiated a formal management review of sales contracts, see Part I - Item 4 - Controls and Procedures.

We are filing this Amendment No.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2006, to reflect the restatement described above and in our 2006 10-K. The following sections of this Form 10-Q have been revised to reflect the restatement: Part I - Item 1 - Financial Statements, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures. Except to the extent relating to the restatement of our financial statements described above, the financial statements and other disclosure in this Form 10-Q do not reflect any events that have occurred after this Form 10-Q was initially filed on November 14, 2006.

Summary of the Restatement Adjustments for the Three Months and Nine Months ended September 30, 2006

The impact of the change in revenues and related costs to our previously reported consolidated statements of operations for the three month period ended September 30, 2006 was a reduction to revenues and cost of revenues of $1.4 million and $1.1 million, respectively, and an increase in engineering, research and development expense of $0.2 million, resulting in an increase in net loss of $0.5 million.

The impact of the change in revenues and related costs to our previously reported consolidated statements of operations for the nine month period ended September 30, 2006 was a reduction to revenues and cost of revenues of $5.2 million and $2.5 million, respectively, and an increase in engineering, research and development expense of $1.7 million, resulting in an increase in net loss of $4.4 million.

The impact on our previously reported condensed consolidated balance sheet as of September 30, 2006 was an increase in prepaid expenses and other current assets and total assets of $0.8 million, an increase in deferred revenue and total current liabilities of $5.2 million and an increase in the accumulated deficit and total member’s equity of $4.4 million.

Amendment to this Form 10-Q

Forward Looking Statements

Certain statements in this Amendment No.1 to our Quarterly Report on Form 10-Q are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. There can be no assurances that forward-looking statements will be achieved, and actual events or results could differ materially from the events or results predicted or from any other forward-looking statements made by, or on behalf of, NextWave, and should not be considered as an indication of future events or results. Important factors that could cause actual events or results to differ materially include:

•	our limited relevant operating history;

•	our ability to remediate the material weakness in internal controls over financial reporting identified in connection with our restatement of revenues of our PacketVideo subsidiary;

•	our ability to manage growth or integrate recent or future acquisitions;

•	competition from alternative wireless technologies and other technology companies;

•	our ability to develop and commercialize mobile broadband products and technologies;

•	the ability of vendors to manufacture commercial WiMAX equipment and devices;

•	consumer acceptance of WiMAX technology;

•	PacketVideo’s ability to grow its resources to support larger numbers of device manufacturers and wireless carriers;

•	changes in government regulations;

•	changes in capital requirements;

•	any loss of our key executive officers; and

•	other risks described in filings with the Securities and Exchange Commission.

NextWave makes no commitment to revise or update any forward-looking statements in order to reflect changes in events or circumstances after the date any such statement is made, except as may be required pursuant to applicable law.

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NEXTWAVE WIRELESS LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2006	December 31, 2005
	(Restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,371	$93,649
Short-term investments	196,801	365,582
Accounts receivable, net of allowance for doubtful accounts of $300 and $391, respectively	5,728	3,712
Deposits for wireless spectrum bids	142,866	5,400
Prepaid expenses and other current assets	10,266	4,175
Total current assets	381,032	472,518
Restricted investments	76,792	—
Wireless spectrum licenses, net	374,137	45,467
Goodwill	32,829	24,782
Other intangible assets, net	16,306	18,100
Property and equipment, net	16,796	11,092
Other assets	8,279	7,815
Total assets	$906,171	$579,774

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$2,369	$3,406
Accrued expenses	19,465	5,152
Current portion of long-term obligations	2,681	2,200
Deferred revenue	8,053	4,103
Current tax liability	40	417
Other current liabilities and deferred credits	961	822
Total current liabilities	33,569	16,100
Deferred income tax liabilities	67,673	13
Long-term deferred credits and reserves	8,243	8,293
Long-term obligations, net of current portion	292,310	14,934
Minority interest in subsidiary	884	1,070

Commitments and contingencies

Members’ equity:
Membership interests; 492,583 and 488,672 interests issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	619,966	589,354
Accumulated other comprehensive loss	(571)	(832)
Retained deficit	(115,903)	(49,158)
Total members’ equity	503,492	539,364
Total liabilities and members’ equity	$906,171	$579,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Inception (April 13, 2005) to September 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
Revenues	$6,670	$1,202	$16,868	$1,350
Operating expenses:
Cost of revenues	3,506	1,934	7,951	2,019
Engineering, research and development	11,634	5,100	36,017	8,013
General and administrative	14,896	6,603	35,528	9,890
Sales and marketing	2,992	1,185	7,144	1,185
Purchased in-process research and development	—	6,600	1,648	6,600
Total operating expenses	33,028	21,422	88,288	27,707
Loss from operations	(26,358)	(20,220)	(71,420)	(26,357)
Other income (expense)
Interest income	3,419	3,934	9,803	7,404
Interest expense	(9,010)	(352)	(9,684)	(656)
Other income and expense, net	(26)	123	98	146
Total other income (expense), net	(5,617)	3,705	217	6,894
Loss before income taxes and minority interest	(31,975)	(16,515)	(71,203)	(19,463)
Income tax benefit (provision)	(93)	(145)	116	(145)
Minority interest	265	7	1,136	7
Net loss	$(31,803)	$(16,653)	$(69,951)	$(19,601)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS LLC
CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(in thousands) (unaudited)

	Membership Interests		Accumulated Other Comprehensive Loss	Retained Deficit	Total Members’ Equity
	Units	Amount
Balance at December 31, 2005	488,672	$589,354	$(832)	$(49,158)	$539,364
Units issued for business acquisition	1,558	1,558	—	—	1,558
Units issued for unit options exercised	1,353	1,353	—	—	1,353
Sale of restricted units	1,000	1,000	—	—	1,000
Share-based compensation	—	3,548	—	—	3,548
Fair value of warrants to be issued in connection with the issuance of 7% Senior Secured Notes	—	24,600	—	—	24,600
Accumulated deficit of variable interest entity eliminated upon acquisition by NextWave	—	—	—	3,206	3,206
Distributions to members	—	(1,447)	—	—	(1,447)
Unrealized net gains on investments	—	—	261	—	261
Net loss	—	—	—	(69,951)	(69,951)
Balance at September 30, 2006 (Restated)	492,583	$619,966	$(571)	$(115,903)	$503,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30, 2006	Inception (April 13, 2005) to September 30, 2005
	(Restated)
OPERATING ACTIVITIES
Net loss	$(69,951)	$(19,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,235	202
Amortization of intangible assets	3,752	1,773
Share-based compensation	3,548	677
Accretion of interest expense	4,643	611
Purchased in-process research and development	1,648	6,600
Loss on disposal of property and equipment	474	—
Losses incurred through strategic investment	1,041	—
Minority interest	(1,136)	—
Other non-cash adjustments	872	(551)
Changes in operating assets and liabilities:
Accounts receivable	(2,221)	(178)
Prepaid expenses and other current assets	(4,113)	(4,351)
Other assets	1,336	(184)
Accounts payable and accrued liabilities	11,604	993
Deferred credits and reserves	(3,712)	1,594
Net cash used in operating activities	(40,556)	(12,415)
INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	192,226	909,082
Proceeds from the sale of available-for-sale securities	452,951	—
Purchases of available-for-sale securities	(475,603)	(1,186,220)
Cash paid for business combination, net of cash acquired	(4,950)	(46,621)
Cash paid for wireless spectrum licenses	(397,817)	(50)
Purchase of property and equipment	(10,990)	(3,474)
Other, net	(1,866)	—
Net cash used in investing activities	(246,049)	(327,283)

FINANCING ACTIVITIES
Proceeds from long-term obligations, net of costs to issue	295,098	—
Payments to restricted investments account securing long-term obligations	(77,324)	—
Payments on long-term obligations	(2,374)	(11)
Cash distributions paid to members	(1,447)	—
Proceeds from the sale of membership interests and subsidiary common stock	2,379	—
Proceeds from investment by joint venture partner	1,995	—
Net cash provided by (used in) financing activities	218,327	(11)
Net decrease in cash and cash equivalents	(68,278)	(339,709)
Cash and cash equivalents, beginning of period	93,649	555,099
Cash and cash equivalents, end of period	$25,371	$215,390

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the period from inception (April 13, 2005) to December 31, 2005, included in NextWave Wireless Inc.’s 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 30, 2007.

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

Comprehensive Loss

Accumulated other comprehensive income includes unrealized gains and loses that are excluded from the consolidated statement of operations and are reported as a separate component in members’ equity. Total comprehensive loss consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30, 2006	Inception (April 13, 2005) to September 30, 2005
(in thousands)	2006	2005
	(Restated)		(Restated)
Net loss, as reported	$(31,803)	$(16,653)	$(69,951)	$(19,601)
Unrealized net gain (loss) on investments	507	(409)	261	(551)
Total comprehensive loss	$(31,296)	$(17,062)	$(69,690)	$(20,152)

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

	NextWave Wireless LLC 2005 Units Plan	CYGNUS Communications, Inc. 2004 Stock Option Plan	PacketVideo Corporation 2005 Equity Incentive Plan
Weighted average risk-free interest rate	4.82%	4.37%	4.91%
Weighted average expected life (in years)	3.2	4.1	3.7
Expected stock price volatility	50%	50%	50%
Expected dividend yield	0%	0%	0%
Annualized forfeiture rate	10%	10%	10%
Weighted average fair value of options granted	$0.39	$0.13	$0.42

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

2.	Restatement of Previously Reported Interim Financial Statements

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

The following interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. In NextWave’s opinion, this information has been prepared on a basis consistent with that of its audited consolidated financial statement and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly and year-to-date financial data. NextWave’s quarterly results of operations for these periods are not necessarily indicative of future results of operations. They do not include all of the information and footnotes required by generally accepted account principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with NextWave’s unaudited interim consolidated financial statements and notes thereto included herein and NextWave’s audited consolidated financial statements and notes thereto for the year ended December 30, 2006 included in its 2006 Annual Report on Form 10-K.

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

The following table presents the impact of the change in revenues and related costs on NextWave’s previously-reported consolidated balance sheets for the first three interim reporting dates in 2006:

	April 1, 2006			July 1, 2006			September 30, 2006
(in thousands)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Balance Sheets
ASSETS
Current assets:
Cash and cash equivalents	$99,871	$—	$99,871	$30,643	$—	$30,643	$25,371	$—	$25,371
Short-term investments	266,716	—	266,716	309,794	—	309,794	196,801	—	196,801
Accounts receivable, net	2,235	—	2,235	5,206	—	5,206	5,728	—	5,728
Deposits for wireless spectrum bids	—	—	—	—	—	—	142,866	—	142,866
Prepaid expenses and other current assets	7,201	21	7,222	10,623	(110)	10,513	9,494	772	10,266
Total current assets	376,023	21	376,044	356,266	(110)	356,156	380,260	772	381,032
Restricted cash	—	—	—	—	—	—	76,792	—	76,792
Wireless spectrum licenses, net	130,889	—	130,889	130,374	—	130,374	374,137	—	374,137
Goodwill	27,001	—	27,001	32,936	—	32,936	32,829	—	32,829
Other intangible assets, net	17,449	—	17,449	16,846	—	16,846	16,306	—	16,306
Property and equipment, net	15,040	—	15,040	14,632	—	14,632	16,796	—	16,796
Prepaid expenses and other noncurrent assets	7,708	—	7,708	6,761	—	6,761	8,279	—	8,279
Total assets	$574,110	$21	$574,131	$557,815	$(110)	$557,705	$905,399	$772	$906,171

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$4,488	$—	$4,488	$2,274	$—	$2,274	$2,369	$—	$2,369
Accrued expenses	7,058	—	7,058	12,104	—	12,104	19,465	—	19,465
Current portion of long-term obligations	2,575	—	2,575	2,822	—	2,822	2,681	—	2,681
Deferred revenue	4,021	1,766	5,787	3,100	3,806	6,906	2,867	5,186	8,053
Current tax liability	—	—	—	—	—	—	40	—	40
Other current liabilities and deferred credits	755	—	755	1,009	—	1,009	961	—	961
Total current liabilities	18,897	1,766	20,663	21,309	3,806	25,115	28,383	5,186	33,569
Deferred income tax liabilities	—	—	—	—	—	—	67,673	—	67,673
Long-term deferred credits and reserves	8,203	—	8,203	8,575	—	8,575	8,243	—	8,243
Long-term obligations	15,311	—	15,311	15,661	—	15,661	292,310	—	292,310
Minority interest in subsidiary	889	—	889	1,143	—	1,143	884	—	884
Commitments and contingencies
Members’ equity:
Membership interests	591,452	—	591,452	592,389	—	592,389	619,966	—	619,966
Accumulated other comprehensive loss	(992)	—	(992)	(1,078)	—	(1,078)	(571)	—	(571)
Accumulated deficit	(59,650)	(1,745)	(61,395)	(80,184)	(3,916)	(84,100)	(111,489)	(4,414)	(115,903)
Total members’ equity	530,810	(1,745)	529,065	511,127	(3,916)	507,211	507,906	(4,414)	503,492
Total liabilities and members’ equity	$574,110	$21	$574,131	$557,815	$(110)	$557,705	$905,399	$772	$906,171

3.	Composition of Certain Financial Statement Items

Short-Term Investments

Available-for-sale marketable securities consist of the following:

(in thousands)	September 30, 2006	December 31, 2005
U.S. state governments, agencies and municipal securities	$176,807	$280,734
U.S. Treasury and agency obligations	19,994	54,666
Corporate notes	—	30,182
Total short-term investments	$196,801	$365,582

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

Property and Equipment

Property and equipment, net, consist of the following:

(in thousands)	Estimated Useful life (in years)	September 30, 2006	December 31, 2005
Furniture and equipment	2-10	$11,865	$7,071
Purchased software	2-3	7,184	3,459
Leasehold improvements	1-5	1,788	879
Construction in progress	N/A	829	380
		21,666	11,789
Less accumulated depreciation		(4,870)	(697)
Total property and equipment, net		$16,796	$11,092

4.	Business Combinations

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

5.	Long-Term Obligations

Long-term obligations consist of the following at September 30, 2006 and December 31, 2005:

(dollars in thousands)	September 30, 2006	December 31, 2005
7% Senior Secured Notes, $350,000 due 2010, net of unamortized discount and fair value of warrants of $73,604, interest payable semiannually in January and July each year	$276,396	$—
Wireless spectrum lease, imputed interest at 8%, due 2019, net of unamortized discounts of $8,281 and $9,353, respectively, with three renewal options for 15 years each	15,919	17,047
Wireless spectrum lease, imputed interest at 8%, due 2015, net of unamortized discount of $1,036, with five renewal options for 10 years each	2,356	—
Research and development funding due to Tekes, the National Technology Agency of Finland, interest at 3%, due annually in December through 2008	320	—
Industrial research assistance contribution from the Canadian government, paid in full August 2006	—	87
	294,991	17,134
Less current portion	(2,681)	(2,200)
	$292,310	$14,934

Future payments due on these obligations at September 30, 2006, are as follows:

(in thousands)
Fiscal Years Ending,
2006 (remaining three months)	$261
2007	2,680
2008	2,685
2009	2,175
2010	352,175
Thereafter	17,936
377,912
Less unamortized discounts	(82,921)
Less current portion	(2,681)
Total long-term obligations	$292,310

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

6.	Income Taxes

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

7.	Commitments and Contingencies

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

8.	Equity Compensation Plans

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

9.	Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the nine months ended September 30, 2006 and for the period from inception (April 13, 2005) to September 30, 2005 is as follows:

(in thousands)	Nine Months Ended September 30, 2006	Inception (April 13, 2005) to September 30, 2005
Cash paid for taxes	$109	$145
Cash paid for interest	—	—
Noncash investing and financing activities:
Fair value of warrants issued in connection with the issuance of 7% Senior Secured Notes	24,600	—
Wireless spectrum licenses acquired with lease obligations	2,478	—
Membership interests issued for business acquisitions	1,558	—

10.	Subsequent Events

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007, and elsewhere in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period from inception (April 13, 2005) to December 31, 2005 contained in our 2006 Annual Report on Form 10-K.

Purpose of this amended Quarterly Report on Form 10-Q

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

The following interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. In our opinion, this information has been prepared on a basis consistent with that of our audited consolidated financial statement and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly and year-to-date financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our interim unaudited consolidated financial statements for the nine months ended September 30, 2006, included herein and our audited consolidated financial statements and notes thereto for the year ended December 30, 2006 included in our 2006 Annual Report on Form 10-K.

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

The following table presents the impact of the change in revenues and related costs on NextWave’s previously-reported consolidated balance sheets for the first three interim reporting dates in 2006:

	April 1, 2006			July 1, 2006			September 30, 2006
(in thousands)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Balance Sheets
ASSETS
Current assets:
Cash and cash equivalents	$99,871	$—	$99,871	$30,643	$—	$30,643	$25,371	$—	$25,371
Short-term investments	266,716	—	266,716	309,794	—	309,794	196,801	—	196,801
Accounts receivable, net	2,235	—	2,235	5,206	—	5,206	5,728	—	5,728
Deposits for wireless spectrum bids	—	—	—	—	—	—	142,866	—	142,866
Prepaid expenses and other current assets	7,201	21	7,222	10,623	(110)	10,513	9,494	772	10,266
Total current assets	376,023	21	376,044	356,266	(110)	356,156	380,260	772	381,032
Restricted cash	—	—	—	—	—	—	76,792	—	76,792
Wireless spectrum licenses, net	130,889	—	130,889	130,374	—	130,374	374,137	—	374,137
Goodwill	27,001	—	27,001	32,936	—	32,936	32,829	—	32,829
Other intangible assets, net	17,449	—	17,449	16,846	—	16,846	16,306	—	16,306
Property and equipment, net	15,040	—	15,040	14,632	—	14,632	16,796	—	16,796
Prepaid expenses and other noncurrent assets	7,708	—	7,708	6,761	—	6,761	8,279	—	8,279
Total assets	$574,110	$21	$574,131	$557,815	$(110)	$557,705	$905,399	$772	$906,171

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$4,488	$—	$4,488	$2,274	$—	$2,274	$2,369	$—	$2,369
Accrued expenses	7,058	—	7,058	12,104	—	12,104	19,465	—	19,465
Current portion of long-term obligations	2,575	—	2,575	2,822	—	2,822	2,681	—	2,681
Deferred revenue	4,021	1,766	5,787	3,100	3,806	6,906	2,867	5,186	8,053
Current tax liability	—	—	—	—	—	—	40	—	40
Other current liabilities and deferred credits	755	—	755	1,009	—	1,009	961	—	961
Total current liabilities	18,897	1,766	20,663	21,309	3,806	25,115	28,383	5,186	33,569
Deferred income tax liabilities	—	—	—	—	—	—	67,673	—	67,673
Long-term deferred credits and reserves	8,203	—	8,203	8,575	—	8,575	8,243	—	8,243
Long-term obligations	15,311	—	15,311	15,661	—	15,661	292,310	—	292,310
Minority interest in subsidiary	889	—	889	1,143	—	1,143	884	—	884
Commitments and contingencies
Members’ equity:
Membership interests	591,452	—	591,452	592,389	—	592,389	619,966	—	619,966
Accumulated other comprehensive loss	(992)	—	(992)	(1,078)	—	(1,078)	(571)	—	(571)
Accumulated deficit	(59,650)	(1,745)	(61,395)	(80,184)	(3,916)	(84,100)	(111,489)	(4,414)	(115,903)
Total members’ equity	530,810	(1,745)	529,065	511,127	(3,916)	507,211	507,906	(4,414)	503,492
Total liabilities and members’ equity	$574,110	$21	$574,131	$557,815	$(110)	$557,705	$905,399	$772	$906,171

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

Our revenues for the third quarter and first nine months of 2006 totaled $6.7 million and $16.9 million, respectively, compared to revenues of $1.2 million and $1.4 million that was recognized during the third quarter of 2005 and the period from inception (April 13, 2005) to September 30, 2005, respectively. Our net losses for the third quarter and first nine months of 2006 totaled $31.8 million and $67.0 million, respectively, compared to our net losses for the third quarter of 2005 and the period from inception (April 13, 2005) to September 30, 2005 which totaled $16.7 million and $19.6 million, respectively. Our net losses for the third quarter and first nine months of 2006 included $0.9 million and $3.5 million, respectively, of stock-based compensation expense related to the adoption of SFAS 123R on January 1, 2006 and non-employee stock based compensation.

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

Our PacketVideo subsidiary supplies device embedded multimedia software to many of the largest manufacturers of high-end mobile phones in the world including LGE, Motorola, Nokia and Samsung. PacketVideo’s software enables a mobile handset to stream, download, and play video and music, receive live TV, or engage in two way video telephony. PacketVideo’s continued growth will be reliant on its ability to continue offering superior software solutions to its customers and on the continued growth of the global market for high-end mobile phones and other converged devices. PacketVideo’s revenues are currently generated from royalties associated with the licensing of its software products, based on units sold, and by providing its customers with customized software development services on a contract basis. During the first nine months of 2006, 76% of PacketVideo’s revenues collected were based on units shipped by the licensee. We expect this percentage to increase over time based on the anticipated growth in the global market for devices having multimedia capabilities.

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

Third Quarter of 2006 Compared to Third Quarter of 2005

Revenues. Revenues for the third quarter of 2006 were $6.7 million, compared to $1.2 million for 2005, an increase of $5.5 million. The increase in revenue resulted primarily from unit sales growth and market penetration of mobile subscriber services by PacketVideo’s customer base, which includes wireless operators and device manufacturers, and from higher contract revenues from out PacketVideo subsidiary, which resulted from growth in technology development contracts, addressing an increasing number of wireless devices in which PacketVideo technology is embedded, in addition to the inclusion of PacketVideo’s revenues for a full nine months in 2006. Additionally, certain revenues reported by PacketVideo licensees during the period from our acquisition in July 2005 to September 30, 2005, were not recognizable by us under EITF 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” as these represented customer revenues that were generated prior to our acquisition of PacketVideo.

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

Cost of Revenues. Cost of revenues for the third quarter of 2006 were $3.5 million compared to $1.9 million for 2005, an increase of $1.6 million.

Cost of revenues for our PacketVideo subsidiary for the third quarter 2006 were $3.5 million compared to $1.8 million for 2005 and included $0.4 million and $0.3 million, respectively, of amortization expense for the purchase of intangible assets related to the acquisition of PacketVideo.

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

Engineering, Research and Development. Engineering, research and development expenses for the third quarter of 2006 were $11.6 million compared to $5.1 million for 2005, an increase of $6.5 million.

Costs for the internal and external development of our wireless broadband products and technologies, including our chipsets, for the third quarter of 2006 were $9.0 million compared to $4.2 million for 2005, an increase of $4.8 million which is due primarily to an increase in engineers assigned to the Advanced Technology Group of NextWave.

Costs for the internal and external development of our PacketVideo software for the third quarter of 2006 were $2.6 million compared to $0.9 million for 2005, an increase of $1.7 million, which is due primarily to 2006 acquisitions.

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

First Nine Months of Fiscal 2006 Compared to the Period From Inception (April 13, 2005) to September 30, 2005

Revenues. Revenues for the first nine months of 2006 were $16.9 million compared to $1.4 million for the period from inception (April 13, 2005) to September 30, 2005, an increase of $15.5 million.

The increase in revenue resulted primarily from unit sales growth and market penetration of mobile subscriber services by PacketVideo’s customer base, which includes wireless operators and device manufacturers, and from higher contract revenues from out PacketVideo subsidiary, which resulted from growth in technology development contracts, addressing an increasing number of wireless devices in which PacketVideo technology is embedded, in addition to the inclusion of PacketVideo’s revenues for a full nine months in 2006. Additionally, certain revenues reported by PacketVideo licensees during the period from our acquisition in July 2005 to September 30, 2005, were not recognizable by us under EITF 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” as these represented customer revenues that were generated prior to our acquisition of PacketVideo.

Cost of Revenues. Cost of revenues for the first nine months of 2006 were $8.0 million compared to $2.0 million for the period from inception (April 13, 2005) to September 30, 2005, an increase of $6.0 million.

Cost of revenues for our PacketVideo subsidiary for the first nine months of 2006 were $8.0 million compared to $1.8 million for the period from inception (April 13, 2005) to September 30, 2005, an increase of $6.2 million, and included $1.1 million and $0.3 million, respectively, of amortization expense for the purchase of intangible assets related to the acquisition of PacketVideo, reflecting the full year of amortization in 2006.

Engineering, Research and Development. Engineering, research and development expenses for the first nine months of 2006 were $36.0 million compared to $8.0 million for 2005, an increase of $28.0 million.

Costs for the internal and external development of our wireless broadband products and technologies, including our chipsets, for the first nine months of 2006 were $28.2 million compared to $7.1 million for the period from inception (April 13, 2005) to September 30, 2005, an increase of $21.1 million which is due primarily to the expansion of the engineering development organization.

Costs for the internal and external development of our PacketVideo software for the first nine months of 2006 were $7.8 million compared to $0.9 million for the period from inception (April 13, 2005) to September 30, 2005, an increase of $6.9 million, which is due primarily to the inclusion of expenses for a full nine months in 2006, 2006 acquisitions and an increase in headcount in the engineering development organization.

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

During the three and nine months ended September 30, 2006, we incurred operating losses of $26.4 million and $71.4 million, respectively, and our retained deficit at September 30, 2006 totaled $115.9 million, consisting of $91.6 million and $24.3 million, from NextWave and PacketVideo, respectively. Our total unrestricted and restricted cash, cash equivalents and investments at September 30, 2006 were $299.0 million. The following table presents working capital, cash, unrestricted and restricted cash equivalents and investments:

(in thousands)	September 30, 2006	Increase (Decrease) for the Three Months Ended September 30, 2006	Increase (Decrease) for the Nine Months Ended September 30, 2006	July 1, 2006	December 31, 2005
Working capital	$347,463	$12,506	$(108,955)	$334,957	$456,418
Cash and cash equivalents	25,371	(5,272)	(68,278)	30,643	93,649
Short-term investments	196,801	(112,993)	(168,781)	309,794	365,582
Restricted investments	76,792	76,792	76,792	—	—
Total unrestricted and restricted cash, cash equivalents and investments	$298,964	$(41,473)	$(160,267)	$340,437	$459,231

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

We earn royalties on licensed embedded multimedia software incorporated into products sold worldwide by our licensees at the time that the licensees’ sales occur. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. Royalty revenues are recognized when reported by licensees to us.

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

	Payments Due by Period(1)
(in thousands)	Total	Remainder of 2006	Years 2007- 2008	Years 2009- 2010	Years 2011 and Thereafter
Long-term obligations	$377,912	$261	$5,365	$354,350	$17,936
Pending wireless spectrum acquisitions	14,209	6,811	560	576	6,262
Services and other purchase agreements	16,195	4,102	12,093	—	—
Pending business acquisition	3,147	3,147	—	—	—
Capital expenditures	8,200	—	8,200	—	—
Operating leases	19,606	1,432	11,575	6,550	49
Total	$439,269	$15,753	$37,793	$361,476	$24,247

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

ITEM 4.  Controls and Procedures

As discussed in the Explanatory Note preceding Part I, on March 23, 2007, the Company announced that there was a material weakness in its internal control over financial reporting relating to revenue recognition pursuant to software contracts of PacketVideo. In light of these findings, management re-evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2006. Based on this re-evaluation, the Company’s principal officer and principal financial officer concluded that disclosure controls and procedures were not effective as of September 30, 2006, solely because of the material weakness in the Company’s internal control over financial reporting relating to revenue recognition pursuant to software contracts of PacketVideo. The Company's failure to properly apply software revenue recognition principles resulted from a lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to software revenue recognition. The Company will be required to provide an assessment of the effectiveness of the Company's internal control structure and procedures for financial reporting when it files its Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Management has commenced action to remediate the material weakness described above including an evaluation of the accounting staff, systems, policies and procedures relating to revenue recognition at PacketVideo and has initiated a formal management review of all sales contracts.

In order to provide our assessment of the effectiveness of our internal control structure and procedures for financial reporting within the prescribed period, management has commenced a Sarbanes-Oxley Section 404 compliance project under which management has engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified (aside from the deficiency relating to our PacketVideo subsidiary described herein), validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our 2006 Annual Report on Form 10-K. These risk could materially and adversely affect our business, financial condition and results of operations. The risks described in our Amended Registration Statement on Form S-4 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

NEXTWAVE WIRELESS INC.
(Registrant)

April 20, 2007	By:
(Date)	George C. Alex
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
10.1	Description of AWS Purchase Obligation. (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George C. Alex.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for George C. Alex.
_______________________
(1) Described in the Registrant’s Current Report on Form 8-K filed on September 22, 2006.