Form 10-Q
period 2007-03-31
NextWave Wireless Inc.
filed 2007-05-15
CIK 1374993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

As of May 4, 2007, there were 84,470,000 shares of the Registrant’s Common Stock outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXTWAVE WIRELESS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	March 31, 2007	December 30, 2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$72,946	$32,980
Short-term investments	380,952	167,705
Accounts receivable, net of allowance for doubtful accounts of $141 and $321, respectively	5,697	5,056
Deferred contract costs	2,662	2,397
Prepaid expenses and other current assets	13,973	7,837
Total current assets	476,230	215,975
Restricted cash	75,000	75,000
Wireless spectrum licenses, net	567,303	527,998
Goodwill	62,601	32,184
Other intangible assets, net	25,111	18,570
Property and equipment, net	18,388	17,529
Other noncurrent assets	8,552	9,823
Total assets	$1,233,185	$897,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,320	$1,630
Accrued expenses	43,605	33,537
Current portion of long-term obligations	5,945	3,065
Deferred revenue	11,381	10,253
Other current liabilities and deferred credits	1,160	1,240
Total current liabilities	64,411	49,725
Deferred income tax liabilities	83,362	75,774
Long-term deferred credits and reserves	5,374	3,324
Long-term obligations, net of current portion	306,684	298,030
Total liabilities	459,831	426,853
Minority interest in subsidiary	139	1,048
Commitments and contingencies
Redeemable Series A Senior Convertible Preferred Stock, $0.001 par value; 355 shares authorized; 355 shares issued and outstanding, liquidation preference of $355,222 at March 31, 2007	351,370	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 84,471 and 84,470 issued and outstanding, respectively, at March 31, 2007 and 83,716 and 83,715 issued and outstanding, respectively, at December 30, 2006	84	84
Additional paid-in-capital	622,336	620,430
Common stock in treasury, at cost, 1 share	(10)	(7)
Accumulated other comprehensive loss	(198)	(357)
Accumulated deficit	(200,367)	(150,972)
Total stockholders’ equity	421,845	469,178
Total liabilities and stockholders’ equity	$1,233,185	$897,079

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Revenues	$7,746	$3,905
Operating expenses:
Cost of revenues	3,665	1,807
Engineering, research and development	23,047	11,089
General and administrative	17,567	8,492
Sales and marketing	3,673	1,613
Purchased in-process research and development costs	860	—
Total operating expenses	48,812	23,001
Loss from operations	(41,066)	(19,096)
Other income (expense)
Interest income	2,073	3,187
Interest expense	(11,139)	(308)
Other income and expense, net	4	(92)
Total other income (expense), net	(9,062)	2,787
Loss before provision for income taxes and minority interest	(50,128)	(16,309)
Income tax benefit (provision)	(177)	209
Minority interest	910	657
Net loss	(49,395)	(15,443)
Less: Preferred stock dividends	(222)	—
Accretion of issuance costs on preferred stock	(2)	—
Net loss applicable to common shares	$(49,619)	$(15,443)
Net loss per common share - basic and diluted	$(0.59)	$(0.19)
Weighted average shares used in per share calculation	83,996	81,611

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands) (unaudited)

	Redeemable Series A Senior Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Compre-hensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity

Balance at December 30, 2006	—	$—	83,716	$84	$620,430	(1)	$(7)	$(357)	$(150,972)	$469,178
Shares issued for stock options and warrants exercised, net of repurchases	—	—	754	—	479	—	(3)	—	—	476
Share-based compensation expense	—	—	—	—	1,651	—	—	—	—	1,651
Issuance of redeemable Series A Senior Convertible Preferred Stock at $1.00 per share for cash in March 2007, net of issuance costs of $3,854	355	351,146	—	—		—	—	—	—	—
Imputed dividends on Series A Senior Convertible Preferred Stock	—	222	—	—	(222)	—	—	—	—	(222)
Accretion of issuance costs on Series A Senior Convertible Preferred Stock	—	2	—	—	(2)	—	—	—	—	(2)
Unrealized net gains on investments	—	—	—	—	—	—	—	159	—	159
Net loss	—	—	—	—	—	—	—	—	(49,395)	(49,395)
Balance at March 31, 2007	355	$351,370	84,470	$84	$622,336	(1)	$(10)	$(198)	$(200,367)	$421,845

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
OPERATING ACTIVITIES
Net loss	$(49,395)	$(15,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,118	1,092
Amortization of intangible assets	2,395	1,184
Non-cash share-based compensation	1,651	506
In-process research and development	860	—
Accretion of interest expense	4,977	288
Minority interest	(910)	(657)
Other non-cash adjustments	109	1,412
Changes in operating assets and liabilities:
Accounts receivable	204	1,537
Deferred contract costs	(265)	(578)
Prepaid expenses and other current assets	465	(305)
Other assets	981	350
Accounts payable and accrued liabilities	(2,047)	2,563
Deferred revenue	3,301	1,684
Other current liabilities and deferred credits	(101)	(171)
Net cash used in operating activities	(35,657)	(6,538)
INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	—	117,987
Proceeds from the sale of available-for-sale securities	229,732	63,535
Purchases of available-for-sale securities	(442,820)	(82,816)
Payments for wireless spectrum licenses	(28,208)	(78,077)
Cash paid for business combinations, net of cash acquired	(30,240)	(53)
Purchase of property and equipment	(1,814)	(5,595)
Other, net	(39)	(1,788)
Net cash provided by (used in) investing activities	(273,389)	13,193
FINANCING ACTIVITIES
Proceeds from the sale of Series A Senior Convertible Preferred Stock, net of costs to issue	351,146	—
Payments on long-term obligations	(2,610)	(2,013)
Proceeds from the sale of common equity interests	476	34
Proceeds from investment by joint venture partner	—	1,546
Net cash provided by (used in) financing activities	349,012	(433)
Net increase in cash and cash equivalents	39,966	6,222
Cash and cash equivalents, beginning of period	32,980	93,649
Cash and cash equivalents, end of period	$72,946	$99,871

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Financial Statement Preparation

The unaudited consolidated financial statements have been prepared by NextWave Wireless Inc. (“Nextwave”) according to the rules and regulations of the SEC, and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 30, 2006, included in NextWave’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 30, 2007.

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

Change in Fiscal Year End

NextWave operates on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2007 will be a 52-week year ending on December 29, 2007 and the first 53-week year will occur in 2009. The three month periods ended March 31, 2007 and April 1, 2006 include 13 weeks each.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss totaled $49.2 million and $15.6 million for the three months ended March 31, 2007 and April 1, 2006, respectively, and includes unrealized gains and losses that are excluded from the consolidated statement of operations and reported as a separate component in stockholders’ equity. These unrealized gains and losses represent those on marketable securities that are classified as available-for-sale, and totaled $0.2 million in unrealized net gains and $0.2 million in unrealized net losses for the three months ended March 31, 2007 and April 1, 2006, respectively.

Net Loss Per Common Share

Basic net loss per common share for the three months ended March 31, 2007 is computed by dividing net loss applicable to common shares for the period by the weighted average number of common shares outstanding during the period. Basic net loss per common share for the three months ended April 1, 2006 is computed by dividing net loss applicable to common shares for the period by the weighted average number of membership units outstanding during the period, on a converted basis as if NextWave’s Corporate Conversion Merger occurred on January 1, 2006. Diluted loss per share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds the exercise price, less shares which could have been purchased by NextWave with the related proceeds, unless antidilutive. Diluted loss per share also considers the impact of the conversion of the redeemable Series A Senior Convertible Preferred Stock, unless antidilutive. Contingently issuable stock, such as restricted stock or merger consideration, is also included in the diluted loss per share calculations, unless antidilutive. For the three months ended March 31, 2007 and April 1, 2006, diluted loss per common share is computed on the same basis as basic loss per common share as the inclusion of potential shares outstanding would be antidilutive.

Following are securities that could potentially dilute earnings per share in the future that are not included in the determination of diluted loss per share as they are antidilutive. The share amounts are determined using a weighted average of the shares outstanding during the respective periods and assume that March 31, 2007 was the end of the contingency period for any contingently issuable shares in accordance with SFAS 128, “Earnings per Share.”

	Three Months Ended
(in thousands)	March 31, 2007	April 1, 2006
Outstanding stock options	12,702	7,272
Common stock warrants	2,693	500
Contingently issuable shares under advisory contract	833	833
Restricted stock	220	52
Contingent merger consideration for GO Networks, Inc., and related contingent stock bonus plan shares	1,218	—
Series A Senior Convertible Preferred Stock	1,412	—

Redeemable Series A Senior Convertible Preferred Stock

Costs incurred to issue the Series A Preferred Stock are deferred and recorded as a reduction to the reported balance of the preferred stock in the consolidated balance sheet. The costs are accreted using the effective interest method over the period from the date of issuance through March 28, 2017, the stated redemption date. In accordance with Emerging Issues Task Force D-98, the resulting increases from the accretion of the issue costs and accrued dividends on the preferred stock are effected by charges against retained earnings or, in the absence of retained earnings, by charges against paid-in capital. These increases reduce income applicable to common stockholders in the calculation of loss per common share.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective for NextWave’s fiscal year beginning December 31, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of this interpretation did not have a material impact on NextWave’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for NextWave’s fiscal year that begins on December 30, 2007, with early adoption permitted. NextWave’s management is in the process of evaluating the impact of the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 is effective for NextWave’s fiscal year that begins on December 30, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 159. NextWave’s management is currently evaluating whether or not to elect the option provided for in this standard.

2. Composition of Certain Financial Statement Items

Short-Term Investments and Restricted Cash

   Short-term investments and restricted cash consist of the following:

(in thousands)	March 31, 2007	December 30, 2006
Municipal securities	$361,518	$177,436
Commercial paper	40,882	—
U.S. Treasury and Agency obligations	35,272	39,051
Corporate notes	15,250	25,694
Money market funds	3,030	500
Cash	—	24
Total portfolio	455,952	242,705
Less restricted portion	(75,000)	(75,000)
Total unrestricted short-term investments	$380,952	$167,705

Wireless Licenses, Goodwill and Other Intangible Assets

   Intangible assets consist of the following:

	March 31, 2007			December 30, 2006
(dollars in thousands)	Weighted Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Leased wireless spectrum licenses	16.3	$89,251	$5,786	14.1	$82,385	$4,438
Purchased technology	7.0	15,264	2,365	7.0	9,614	1,821
Purchased customer base	7.7	7,000	1,274	8.0	5,960	1,044
Non-compete agreements	3.9	2,900	1,370	4.0	2,800	1,193
Other	8.3	2,902	346	7.4	2,002	252
		$117,317	$11,141		$102,761	$8,748
Intangible assets not subject to amortization:
Wireless spectrum licenses		$483,838			$450,051
Goodwill		62,601			32,184
Purchased tradenames and trademarks		2,400			2,504
		$548,839			$484,739

In March 2007, NextWave acquired all of the outstanding shares of common stock of 4253311 Canada Inc., a Canadian company, which resulted in the addition of $33.8 million of wireless spectrum licenses not subject to amortization. The assets of the company are comprised almost entirely of wireless spectrum. The acquisition of 4253311 Canada Inc. was accounted for as an acquisition of assets rather than as an acquisition of a business based on guidance under EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” The value assigned to the wireless spectrum includes the cash purchase price of $26.0 million, closing costs of $0.2 million, and $7.6 million in associated deferred tax liabilities as determined in accordance with EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations,” (“EITF 98-11”). During the three months ended March 31, 2007, NextWave acquired other licensed spectrum rights for $2.7 million in cash and $4.2 million through the assumption of lease liabilities.

The $30.4 million increase in goodwill in the consolidated balance sheets from December 30, 2006 to March 31, 2007, resulted from $31.2 million from current year business acquisitions, reduced by $0.8 million for reductions to accrued liabilities related to 2005 and 2006 acquisitions.

The estimated aggregate amortization expense for amortized intangible assets owned as of March 31, 2007, is expected to be $7.5 million during the remainder of 2007 and $10.3 million, $9.8 million, $9.6 million, $9.4 million and $59.6 million during fiscal years 2008, 2009, 2010, 2011 and thereafter, respectively.

Property and Equipment

Property and equipment, net, consists of the following:

(in thousands)	March 31, 2007	December 30, 2006
Furniture and equipment	$15,611	$13,626
Purchased software	7,724	7,296
Leasehold improvements	2,439	2,358
Construction in progress	1,328	846
	27,102	24,126
Less: Accumulated depreciation	(8,714)	(6,597)
Total property and equipment, net	$18,388	$17,529

Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2007	December 30, 2006
Accrued business acquisition related payables	$15,616	$1,251
Accrued payroll and related expenses	11,130	9,417
Accrued expenses	5,538	4,870
Accrued interest	5,172	11,178
Accrued professional fees	3,754	3,746
Accrued equity distributions payable	2,034	2,034
Other	361	1,041
Total accrued liabilities	$43,605	$33,537

3. Business Combinations

Acquisition of GO Networks

In February 2007, NextWave acquired all of the outstanding common stock and warrants of GO Networks, Inc., a privately-held company headquartered in Mountain View, CA with research and development facilities in Tel Aviv, Israel. GO Networks develops advanced mobile Wi-Fi network solutions for service providers. The primary reason for the acquisition is to complement NextWave’s WiMAX product line with wide-area and local-area wireless broadband services using stand-alone or integrated Wi-Fi/WiMAX solutions that utilize both licensed and license-exempt spectrum.

The total cost of the acquisition of $16.7 million includes cash paid for the common stock and warrants of $13.2 million, interim funding of $1.9 million, closing costs of $0.7 million, the assumption of $1.3 million in debt which was paid at closing, less cash acquired of $0.4 million. Under the purchase method of accounting, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition in accordance with SFAS No. 141 as follows:

(in thousands)
Prepaid and other current assets	$693
Property and equipment	1,109
Other noncurrent assets	26
Goodwill	22,026
Accounts payable and accrued liabilities	(2,028)
Long-term obligations	(5,111)
Total acquisition cost	$16,715

The excess of the purchase price over the acquired net tangible assets of $22.0 million has been preliminarily allocated to goodwill in the consolidated balance sheet and is expected to be allocated between goodwill and identifiable intangible assets during the second quarter of 2007 once NextWave has completed a purchased intangible asset valuation. The related impact from value assigned to in-process research and development costs or to amortization expense, if any, will be adjusted on a prospective basis.

The results of GO Networks’ operations have been included in the accompanying consolidated financial statements from the date of acquisition.

Additional purchase consideration of up to $25.6 million and $0.1 million may be paid in shares of NextWave common stock and cash, respectively, subject to the achievement of specified operational milestones in February and August 2008, which include customer acceptance of certain product units and the continued employment of key employees. In accordance with SFAS No. 141, “Business Combinations,” the contingent consideration, if any, paid to non-employee stockholders and to employee stockholders whose consideration is not contingent upon continuing employment will be recorded as additional purchase price when the contingency is resolved and the consideration is determinable and becomes issuable. In accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” contingent consideration, if any, paid to employee stockholders that is contingent upon continuing employment will be expensed over any remaining earnout period as compensation when the payment becomes probable. The probability of achievement of the performance conditions will be reassessed at each reporting date.

NextWave also adopted the GO Networks Employee Stock Bonus Plan, whereby a select group of employees may receive up to an aggregate of $5.0 million in shares of NextWave common stock, valued at the time of issuance, upon the achievement of specified operational milestones in February and August 2008, which include customer acceptance of certain product units and the continued employment of the employee in addition to key employees. In accordance with SFAS 123(R), “Share-Based Payment,” the fair value of the stock bonuses will be determined on the date of grant and amortized to compensation expense over the estimated service period once the achievement of the milestones becomes probable. The probability of achievement of the performance conditions will be reassessed at each reporting date.

Pro Forma Results

The following unaudited pro forma information assumes that the acquisition of GO Networks occurred on December 31, 2006 and January 1, 2006, respectively. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition occurred on these dates, or of future results of operations. The unaudited pro forma results for the three months ended March 31, 2007 and April 1, 2006, are as follows:

	Three Months Ended
(in thousands)(unaudited)	March 31, 2007	April 1, 2006
Revenues	$7,746	$3,905
Net loss	(51,153)	(18,376)
Net loss applicable to common shares	(51,377)	(18,376)
Net loss per common shares - basic and diluted	$(0.61)	$(0.23)

The pro forma amounts above include interest expense on debt assumed that is calculated using NextWave’s effective borrowing rate at the date of acquisition.

Acquisition of SDC Secure Digital Container

In January 2007, NextWave, through its wholly-owned subsidiary, PacketVideo Corporation, acquired all of the shares of SDC Secure Digital Container AG, a privately held company headquartered in Basel, Switzerland that develops Java music clients for mobile phones. The primary reason for the acquisition is to complement PacketVideo's software for native operating systems, such as Symbian and Linux, with a solution that can address the large number of handsets that support Java applications, expanding the number of mobile operators and music services supported by PacketVideo. The total cost of the acquisition of $17.9 million includes cash paid for the registered voting shares of $19.0 million, closing costs of $0.2 million, less cash acquired of $1.3 million. Under the purchase method of accounting, the total purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition in accordance with SFAS No. 141 as follows:

(in thousands)
Accounts receivable	$665
Prepaid and other current assets	212
Property and equipment	56
Intangible assets	8,410
Goodwill	9,213
Accounts payable and accrued liabilities	(612)
Deferred revenue	(90)
Total acquisition cost	$17,854

The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $8.4 million. The fair value assigned to purchased technology was determined by estimating the future discounted cash flows to be derived from the currently existing technologies. The fair value assigned to the purchased customer base existing on the acquisition date was determined using the income approach, using the excess earnings methodology based upon estimated future discounted cash flows attributable to the sale of future technology to those customers. The fair value of the in-process research and development was determined using the income approach, using the excess earnings methodology, based upon estimated future discounted cash flows from the in-process technology. The purchased trade names and trademarks were valued using the income approach using the relief from royalty method, which assumes value to the extent that SDC is relieved of the obligation to pay royalties for the benefits received from them. The non-compete agreements were valued using the with-and-without method, based on the present value of cash flows associated with the savings due to having the agreements in place. A value of $9.2 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill. The amount allocated to intangible assets and their respective amortizable lives is attributed to the following categories:

(dollars in thousands)	Life (in Years)	Amount
Purchased technology	7	$5,650
Purchased customer base	6	1,040
In-process research and development	—	860
Purchased trade names and trademarks	10	760
Non-compete agreements	2	100
		$8,410

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

The results of SDC’s operations have been included in the accompanying consolidated financial statements from the date of acquisition.

4. Related Party Transactions

 On March 28, 2007, NextWave issued and sold 355,000 shares of its Series A Senior Convertible Preferred Stock at a price of $1,000 per share. In addition to other investment funds and institutional investors, 14%, 14% and 28% of the Series A Senior Convertible Preferred Stock was sold respectively to Navation, Inc., an entity owned by Allen Salmasi, NextWave’s Chairman and Chief Executive Officer, Manchester Financial Group, L.P., an entity indirectly owned and controlled by Douglas F. Manchester, a member of NextWave’s Board of Directors, and affiliates of Avenue Capital, of which a member of NextWave’s Board of Directors, Robert Symington, is a portfolio manager. Kevin Finn, NextWave’s Chief Compliance Officer, also purchased less than 1% of the Series A Senior Convertible Preferred Stock.

5. Long-Term Obligations

Long-term obligations consist of the following:

(dollars in thousands)	March 31, 2007	December 30, 2006
7% Senior Secured Notes, $350,000 due 2010, net of unamortized discount and fair value of warrants of $64,951 and $69,325 at March 31, 2007 and December 30, 2006, respectively, interest payable semiannually in January and July each year, secured by $544,497 in FCC licenses and spectrum leases and $75,000 in restricted cash	$285,049	$280,675
Wireless spectrum leases, weighted average imputed interest rates of 9.4% and 8.43%, respectively, scheduled maturities ranging from 2011 through 2021, net of unamortized discounts of $15,360 and $9,758, respectively, with three to five renewal options ranging from 10 to 15 years each, secured by $45,104 in wireless spectrum licenses	22,311	20,091
9.08% note, due June 1, 2009, principal and interest of $214 payable monthly, net of unamortized discount of $257, secured by $25.2 million in assets held by GO Networks	4,936	—
Other	333	329
Total long-term obligations	312,629	301,095
Less current portion	(5,945)	(3,065)
Long-term portion	$306,684	$298,030

Payments due on these obligations during each of the five years subsequent to March 31, 2007 are as follows:

(in thousands)
Fiscal Years:
2007 (remaining nine months)	$2,104
2008	6,104
2009	5,026
2010	353,330
2011	3,114
Thereafter	23,519
393,197
Less unamortized discount	(80,568)
Less current portion	(5,945)
Total long-term obligations	$306,684

In connection with the issuance of the 7% Senior Secured Notes, NextWave issued warrants to the purchasers of the Notes to purchase common stock at an exercise price of $0.01 per share. During the three months ended March 31, 2007, warrants to purchase 670,000 shares of common stock were exercised and at March 31, 2007, 1.9 million shares of common stock remained subject to issuance upon exercise of outstanding and exercisable warrants.

6. Income Taxes

The provision for income taxes during interim quarterly reporting periods is based on NextWave’s estimate of the annual effective tax rate for the full fiscal year. NextWave determines the annual effective tax rate based upon its estimated ordinary loss, which is its annual loss from continuing operations before tax, excluding unusual or infrequently occurring items. Significant judgment by NextWave’s management is required in projecting NextWave’s annual loss and determining its annual effective tax rate. NextWave provides for income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense and any deferred income tax expense resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss and tax credit carryforwards.

NextWave must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that NextWave believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. NextWave considers all available evidence, both positive and negative, to determine the need for a valuation allowance, including its historical operating losses. NextWave has recorded a full valuation allowance on its net deferred tax asset balances for all periods presented because of uncertainties related to utilization of the deferred tax assets. Deferred tax liabilities associated with certain wireless licenses held in the U.S. and Canada cannot be considered a source of taxable income to support the realization of deferred tax assets, because these deferred tax liabilities will not reverse until some indefinite future period. The deferred tax liability and the related assigned value of certain wireless license assets were determined in accordance with EITF 98-11.

For the three months ended March 31, 2007, NextWave’s effective tax rate was 0.35%. NextWave recorded a provision for income taxes of $0.2 million for the three months ended March 31, 2007.

NextWave adopted Financial Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on December 31, 2006. The adoption of FIN 48 did not have an effect on NextWave’s effective income tax rate for the three months ended March 31, 2007.

At December 31, 2006, NextWave did not have any unrecognized tax benefits or related accrued interest or penalties and no cumulative effect adjustment to retained earnings was recorded as a result of adopting FIN 48. Should any unrecognized benefits arise in future, NextWave will determine its policy for recording interest and penalties on such unrecognized tax benefits at that time.

NextWave did not generate any unrecognized tax benefits during the three months ended March 31, 2007, and does not believe any material adjustments will be made related to unrecognized tax benefits for the remainder of 2007 or within the next twelve months.

At March 31, 2007, NextWave is not subject to any income tax examinations by U.S. federal, state, local, or foreign tax authorities for any current or prior reporting periods.

7. Commitments and Contingencies

Wireless Licenses

During the three months ended March 31, 2006, NextWave paid a $5.8 million deposit to the Swiss Confederated Communications Commission to qualify its majority-owned joint venture for the auction of spectrum in Switzerland. In February 2007, the joint venture was declared the winning bidder for an aggregate bid of $4.7 million and received final concession granting the licenses in May 2007. NextWave expects to receive a refund for the difference between the deposit and the final bid in the second quarter of 2007. NextWave has also entered into a definitive agreement, contingent on approval of license transfer from the FCC, to lease spectrum with annual payments of $0.1 million from 2007 to 2036, aggregating $6.1 million.

Services and Other Agreements

NextWave enters into non-cancelable software license agreements and agreements for the purchase of software development and engineering services to facilitate and expedite the development of software modules and applications required in its WiMAX development activities. The services agreements contain provisions for minimum commitments based on the number of team members and their respective billing rates. Estimated future minimum payments due under the terms of these agreements, which expire on various dates through 2011, at March 31, 2007, are as follows:

(in thousands)
Fiscal Years:
2007 (remaining nine months)	$3,871
2008	4,884
2009	2,190
2010	2,700
2011	4,361
Total	$18,006

Capital Expenditures

In order to consolidate current operations from two leased facilities into one building, NextWave entered into purchase agreement in 2005 to acquire a build-to-suit office building in Henderson, Nevada for $6.9 million, which subsequently closed in May 2007. A separate agreement was entered into in March 2007 for the construction of the interior improvements in the amount of $2.6 million. Interior construction is expected to be completed during the second quarter of 2007, at which time NextWave expects to occupy the facility and pay the remaining costs associated with occupancy.

Operating Leases

 NextWave leases its office and research facilities, cell sites and certain office equipment under noncancellable operating leases expiring on various dates through 2015. Certain commitments have renewal options extending through the year 2031. Future minimum lease payments under noncancellable operating leases, net of sublease rentals at March 31, 2007, are as follows:

(in thousands)	Lease Commitments	Sublease Rentals	Net
Fiscal Years:
2007 (remaining nine months)	$6,260	$(171)	$6,089
2008	8,415	(198)	8,217
2009	7,060	-	7,060
2010	6,182	-	6,182
2011	4,322	-	4,322
Thereafter	1,736	-	1,736
	$33,975	$(369)	$33,606

Legal Proceedings

From time to time, NextWave is a party to various legal proceedings that arise in the ordinary course of its business. While management presently believes that the ultimate outcome of any such proceedings, individually and in the aggregate, will not have a material adverse effect on NextWave’s financial position, cash flows or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. For example, NextWave is currently engaged in a dispute relating to a lease of EBS spectrum covering the Toms River, New Jersey geographic area. The lessor has claimed that NextWave is in breach of the terms of the lease and that the lease has been terminated. The interested parties in the case have reached a settlement under which NextWave has agreed to the termination of the lease of the Toms River spectrum in exchange for the assignment of a lease of EBS spectrum covering the Mobile, Alabama geographic area. The parties are in the process of finalizing definitive agreements to implement the settlement. Under the terms of the settlement, all litigation proceedings relating to the lease termination shall cease and will be dismissed with prejudice.

Proceedings under Chapter 11 of the Bankruptcy Code. On June 8, 1998, NextWave Personal Communications Inc., NextWave Power Partners Inc. and the predecessor to NextWave Wireless Inc., all direct and indirect wholly owned subsidiaries of NextWave Telecom Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United Sates Bankruptcy Court for the southern District of New York. On December 23, 1998, NextWave Telecom Inc. filed its voluntary petition, in order to implement an overall corporate restructuring. On March 1, 2005, the Bankruptcy Court confirmed the Third Joint Plan of Reorganization, dated January 21, 2005. The cornerstone of the Plan of Reorganization was the sale of NextWave Telecom and its subsidiaries, excluding the predecessor to NextWave Wireless inc., to Verizon Wireless for approximately $3.0 billion. Pursuant to the Plan of Reorganization, on April 13, 2005, all non-PCS assets and liabilities of the NextWave Telecom group were contributed to the predecessor to NextWave Wireless Inc., and the predecessor to NextWave Wireless Inc. was capitalized with $550.0 million in cash. Through this process, the predecessor to NextWave Wireless Inc. was reconstituted as a company with a new capitalization and a new wireless technology business plan. All claims made in connection with the Chapter 11 case have been resolved and NextWave has filed a motion for a decree of final judgment in the case.

8.  Series A Senior Convertible Preferred Stock and Stockholders’ Equity

Preferred and Common Stock

NextWave has authorized 25 million shares of preferred stock, of which 355,000 shares have been designated as Series A Senior Convertible Preferred Stock at March 31, 2007. Shares of the preferred stock may be issued in any number of series as determined by the board of directors. The board of directors is also authorized to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

NextWave has authorized 400 million shares of common stock, of which 84.5 million were issued and outstanding at March 31, 2007, including 179,000 restricted shares and 1,000 shares held in treasury. At March 31, 2007, NextWave had the following common shares reserved for future issuance upon the exercise or issuance of the respective equity instruments:

(in thousands)
Series A Senior Convertible Preferred Stock	32,147
Stock options:
Granted and outstanding	14,264
Available for future grants	2,666
Warrants	2,436
Contingently issuable shares under advisory contract	833
52,346

Additionally, NextWave may issue up to $25.6 million and $5.0 million in shares of NextWave common stock, valued at the time of issuance, under the GO Merger Agreement and the GO Networks Employee Stock Bonus Plan, respectively, upon the achievement of specified operational milestones in February and August 2008.

Series A Senior Convertible Preferred Stock

On March 28, 2007, NextWave issued and sold 355,000 shares of its Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $1,000 per share. The Series A Preferred Stock was issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933. NextWave received $351.1 million in net proceeds from the sale of the Series A Preferred Stock. Costs incurred to issue the shares totaled $3.9 million. The net proceeds will be used to fund operations, accelerate the development of new wireless technologies, expand NextWave’s business and enable future strategic acquisitions.

Dividend Rights. The Series A Preferred Stock is entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until March 2011, NextWave can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. From and after March 2011, NextWave must declare dividends in cash each quarter, subject to applicable law. The dividend rate is subject to adjustment to 10% per annum if NextWave defaults on its dividend payment obligations, fails to file a shelf registration statement with the Securities and Exchange Commission on or prior to July 31, 2007, or fails to cause the shelf registration statement to be declared effective on or prior to November 30, 2007. The dividend rate is also subject to adjustment to 15% per annum if NextWave fails to comply with the protective covenants of the Series A Preferred Stock described below and to 18% per annum if NextWave fails to convert or redeem the Series A Preferred Stock when required to do so, as described below. NextWave’s obligation to pay contingent cash dividends on the preferred shares constitutes an embedded derivative, the initial value of which will be determined during the second quarter of 2007. To the extent that this obligation has fair value, it will be recorded as a liability in the consolidated balance sheet, reducing the reported value of the Series A Preferred Stock in the consolidated balance sheet. Any subsequent material changes in the estimated fair value of the embedded derivative will be reflected in future income statements as interest expense in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” NextWave accrued for $0.2 million in undeclared dividends during the three months ended March 31, 2007.

Voting Rights. Pursuant to the terms of the Series A Preferred Stock, so long as at least 25% of the issued shares of Series A Preferred Stock remain outstanding, and until the date on which NextWave elects to redeem all shares of Series A Preferred Stock in connection with an asset sale, as described below, NextWave must receive the approval of the holders of shares representing at least 75% of the Series A Preferred Stock then outstanding to (i) incur indebtedness in excess of $500 million, subject to certain adjustments and exceptions, (ii) create any capital stock that is senior to or on a parity with the Series A Preferred Stock in terms of dividends, distributions or other rights, or (iii) consummate asset sales involving the receipt of gross proceeds of, or the disposition of assets worth, $500 million or more based on their fair market value. In addition, so long as at least 25% of the issued shares of Series A Preferred Stock remain outstanding, NextWave may not distribute rights or warrants to all holders of its common stock entitling them to purchase shares of its common stock, or consummate any sale of its common stock, for an amount less than the fair market value on the date of issuance, with certain exceptions. With respect to other matters requiring stockholder approval, the shares of Series A Preferred Stock will be entitled to vote as one class with the common stock on an as-converted basis.

Conversion Rights and Redemption Rights. Each share of Series A Preferred Stock is convertible into a number of shares of NextWave’s common stock equal to the liquidation preference then in effect divided by $11.05. The Series A Preferred Stock is convertible at any time at the option of the holder, or at NextWave’s election after September 28, 2008, subject to the trading price of its common stock reaching $22.10 for a specified period of time, except that such threshold price will be reduced to $16.575 on the earlier of March 28, 2010, or NextWave’s consummation of a qualified public offering. NextWave will not be entitled to convert the Series A Preferred Stock at its election unless a shelf registration statement covering the shares of common stock to be issued upon conversion is then effective or the shares are no longer considered restricted securities under the Securities Act. At March 31, 2007, the liquidation preference totaled $355.2 million. If all shares of Series A Preferred Stock were converted at March 31, 2007, NextWave would be obligated to issue 32,147,000 shares of its common stock.

NextWave will be required to redeem all outstanding shares of Series A Preferred Stock, if any, on March 28, 2017, at a price equal to the liquidation preference plus unpaid dividends. If NextWave elects to convert the Series A Preferred Stock after its common stock price has reached the qualifying threshold, NextWave must redeem the shares of holders of Series A Preferred Stock who elect not to convert into common stock at a price equal to 130% of the liquidation preference. However, NextWave is not required to redeem more than 50% of the shares of Series A Preferred Stock subject to any particular conversion notice. In the event that NextWave fails to obtain approval of the holders of Series A Preferred Stock to an asset sale transaction, NextWave must either not consummate such asset sale or elect to redeem all shares of Series A Preferred Stock at a redemption price equal to 120% of the liquidation preference. Holders will be entitled to opt-out of such a redemption. NextWave’s obligation to pay contingent cash premiums upon redemption of the preferred shares constitutes an embedded derivative, the initial value of which will be determined during the second quarter of 2007. To the extent that this obligation has fair value, it will be recorded as a liability in the consolidated balance sheet, reducing the reported value of the Series A Preferred Stock in the consolidated balance sheet. Any subsequent material changes in the estimated fair value of the embedded derivative will be reflected in future income statements as interest expense.

Right to Receive Liquidation Distributions. The Series A Preferred Stock has an initial liquidation preference of $1,000 per share, subject to increase for accrued dividends as described above. The liquidation preference would become payable upon redemption, as described above, upon a liquidation or dissolution of our company, or upon deemed liquidation events including a change in control, merger or sale of all or substantially all of NextWave’s assets, unless the holders of Series A Preferred Stock provide a 75% vote to not treat a covered event as a deemed liquidation. Upon a deemed liquidation event, the Series A Preferred Stock will be entitled to receive an amount per share equal to the greater of 120% of the liquidation preference or the amount that would have been received if such share had converted into common stock in connection with such event. NextWave’s obligation to pay contingent cash premiums upon liquidation of the preferred shares constitutes an embedded derivative, the initial value of which will be determined during the second quarter of 2007. To the extent that this obligation has fair value, it will be recorded as a liability in the consolidated balance sheet, reducing the reported value of the Series A Preferred Stock in the consolidated balance sheet. Any subsequent material changes in the estimated fair value of the embedded derivative will be reflected in future income statements as interest expense.

9. Equity Compensation Plans

 During the three months ended March 31, 2007, NextWave added three share-based compensation plans that provide for awards to acquire shares of NextWave’s common stock, increasing the total number of plans from two to five: the PacketVideo 2005 Equity Incentive Plan, the NextWave 2007 New Employee Stock Incentive Plan and the GO Incentive Stock Bonus Plan.

On January 3, 2007, concurrent with the listing of NextWave’s common stock on Nasdaq, an option to purchase one share of common stock of NextWave for $6.00 per share was issued for every six options to purchase shares of common stock of PacketVideo under the PacketVideo 2005 Equity Incentive Plan. The exchange of 1,566,000 options was accounted for as a modification under SFAS 123(R) in which the fair value of the new options at the date of exchange was less than the fair value of the options exchanged immediately before the exchange, resulting in no incremental share-based compensation expense.

In February 2007, the board of directors for NextWave adopted the NextWave 2007 New Employee Stock Incentive Plan. The plan provides for an aggregate 2.5 million common shares to be available for future grants of nonqualified stock options, or restricted, performance-based, bonus, phantom or other share-based awards to employees or directors of NextWave.

In February 2007, concurrent with NextWave’s acquisition of GO Networks Inc., NextWave established the GO Incentive Stock Bonus Plan whereby a select group of employees may receive up to an aggregate of $5.0 million in shares of NextWave common stock, valued at the time of issuance, upon the achievement of specified operational milestones in February and August 2008.

At March 31, 2007, NextWave may issue up to $5.0 million in shares of NextWave common stock under the GO plan and an aggregate of 16,930,000 shares of common stock under the remaining plans, of which 14,264,000 are granted and outstanding options and 2,666,000 are available for future grants.

The following table summarizes the status of these plans at March 31, 2007, and activity during the three months ended March 31, 2007:

	Options (in thousands)	Weighted Average Exercise Price per Share
Outstanding at December 30, 2006	10,934	$6.20
Granted	1,944	$10.31
Exercised	(84)	$5.61
PacketVideo options exchanged	1,566	$6.00
Canceled	(96)	$6.39
Outstanding at March 31, 2007	14,264	$6.74
Exercisable at March 31, 2007	10,573	$5.93

Employee Share-Based Compensation

NextWave recognized $0.9 million and $0.1 million in employee share-based compensation expense for the three months ended March 31, 2007 and April 1, 2006, respectively, under the provisions of SFAS 123(R).

NextWave utilized the Black-Scholes valuation model for estimating the fair value of stock awards to employees at the date of grant or modification, with the following assumptions:

	Three Months Ended
	March 31, 2007	April 1, 2006
Risk-free interest rate	4.54%-4.95%	4.36%-4.75%
Expected term (in years)	3.5-5.5	0.3-5.5
Expected and weighted average stock price volatility	50%	50%
Expected dividend yield	0%	0%
Weighted average grant-date fair value of options granted	$4.19	$2.47

Total compensation cost of options granted to employees that were not yet vested as of March 31, 2007, was $14.2 million, which is expected to be recognized over a weighted average period of 3.3 years.

Non-Employee Share-Based Compensation

Share-based compensation expense for non-employee options, warrants and restricted shares totaled $0.7 million and $0.9 million during the three months ended March 31, 2007 and April 1, 2006, respectively. The fair value assigned to the vested increments of these awards was estimated at the date of vesting and, for the unvested increments, at March 31, 2007, using the Black-Scholes option-pricing model based on the following weighted average assumptions applied during the three months ended March 31, 2007 and April 1, 2006:

	Options	Warrants	Restricted Common Shares
Three months ended March 31, 2007:
Risk-free interest rate	4.50%-4.88%	4.51%	4.51%-4.89%
Expected life (in years)	9.3-9.9	3.0	0.5-0.7
Expected stock price volatility	50%	50%	50%
Expected dividend yield	0%	0%	0%
Weighted average fair value of awards	$7.87	$5.55	$5.30
Three months ended April 1, 2006:
Risk-free interest rate	not applicable	4.73%	not applicable
Expected life (in years)	not applicable	4.0	not applicable
Expected stock price volatility	not applicable	51%	not applicable
Expected dividend yield	not applicable	0%	not applicable
Weighted average fair value of awards	not applicable	$2.67	not applicable

The fair value of the unvested increments will be remeasured at the end of each reporting period until vested, when the final fair value of the vesting increment is determined. Unamortized estimated share-based compensation totaled $4.4 million at March 31, 2007, and will be charged to results of operations with an offsetting increase to additional paid in capital in the consolidated balance sheet over a weighted average period of 2.1 years.

10. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Three Months Ended
(in thousands)	March 31, 2007	April 1, 2006
Cash paid for income taxes	$44	$55
Cash paid for interest	12,288	—
Noncash investing and financing activities:
Wireless spectrum licenses acquired with lease obligations	4,210	2,478
Equity interests issued for business acquisition	—	1,558

11. Subsequent Events

Business Acquisitions

In May 2007, NextWave acquired all of the equity interests in IPWireless, Inc., a privately-held company headquartered in California that supplies TD-CDMA network equipment and subscriber terminals, for $25.0 million in cash plus 7.7 million in shares of NextWave’s common stock, valued at $75.0 million. Additional consideration of up to $135.0 million will be paid based upon the achievement of certain revenue milestones between 2007 and 2009, as specified in the agreement, with potential payments of up to $50.0 million in late 2007 or 2008, up to $7.5 million in 2008, up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to $114.0 million of such additional consideration will be payable in cash or shares of common stock at NextWave’s election and up to $21.0 million of such amounts will be payable in cash or shares of common stock at the election of representatives of IPWireless shareholders. NextWave has also adopted the IPWireless, Inc. Employee Stock Bonus Plan which provides IPWireless employees with shares of NextWave common stock having an aggregate value of up to $7.0 million, valued at the time of issuance, contingent upon the achievement of certain revenue milestones relating to IPWireless’ public safety business and TDtv business. The acquisition will be accounted for in the second quarter of 2007 using the purchase method of accounting whereby the total purchase price, including any transaction related expenses, will be allocated to tangible and intangible assets and liabilities acquired based upon their respective fair values.

In April 2007, Inquam-BMR GP, the holder of the remaining 49% interest in NextWave’s joint venture, Inquam Broadband, exercised its right to require NextWave to purchase all Inquam Broadband shares held by Inquam-BMR GP for 1,000 Euros per share, or approximately $1.8 million. Inquam Broadband will be wholly-owned by NextWave after completion of the purchase.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 30, 2006, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007.

OVERVIEW

First Quarter 2007 Highlights

•
Our revenues for the first quarter of 2007 totaled $7.7 million compared to the first quarter of 2006 of $3.9 million. Our net loss and net loss applicable to common shares for the first quarter of 2007 totaled $49.4 million and $49.6 million, or $0.59 per share, respectively, compared to our net loss for the first quarter of 2006 of $15.4 million, or $0.19 per share.

•	In March 2007, we issued 355,000 shares of our redeemable Series A Senior Convertible Preferred Stock, receiving net cash proceeds of $351.1 million

•
During the first quarter of 2007, we acquired wireless spectrum in Canada and Texas, and paid deposits to acquire wireless spectrum in Switzerland for cash of $28.2 million and future lease commitments of $4.2 million

•
In February 2007, we acquired all of the outstanding common stock and warrants of GO Networks, Inc., for cash totaling $16.7 million which includes cash paid to the shareholders of $13.2 million, interim funding of $1.9 million, closing costs of $0.7 million, the assumption of $1.3 million in debt which was paid at closing, less cash acquired of $0.4 million

•
In January 2007, our PacketVideo subsidiary completed its acquisition of SDC Secure Digital Container AG for cash totaling $17.9 million which includes cash paid for the registered voting shares of $19.0 million, closing costs of $0.2 million, less cash acquired of $1.3 million

Our Business

We are a wireless technology company that develops and markets next-generation mobile broadband and wireless multimedia products and technologies. Our products and technologies are designed to make wireless broadband faster, more reliable, more accessible and more affordable. During 2006 substantially all of our revenues were derived from the sale of device-embedded multimedia software solutions by our PacketVideo subsidiary. While we expect to continue to grow and expand our multimedia software business, we expect that the majority of our revenues will ultimately be derived from the sale and licensing of chipsets, network components and system solutions based on WiMAX, Wi-Fi, TD-CDMA, and other mobile broadband wireless technologies.

We believe that mobile broadband represents the next logical step in the evolution of the Internet and that consumer demand for fully-mobile, wireless broadband service will transform the global wireless communications industry from one driven primarily by circuit-switched voice to one driven by IP-based broadband connectivity. In addition, we believe that wireless will play a major role in facilitating digital media convergence and provide people the ability to easily access and share multimedia content across multiple types of mobile device and consumer electronics platforms. Our business activities are focused on developing products, technologies and network solutions to enable affordable, fully-mobile broadband access and seamless digital media convergence solutions that will allow individuals to access the information and multimedia content they want, where they want, when they want, on virtually any type of digital communications device.

Our wireless broadband products and technologies are developed and marketed through our operating subsidiaries, each of which is focused on specific aspects of the mobile broadband ecosystem:

•	NextWave Broadband Inc. - Mobile broadband semiconductors and network components based on WiMAX and Wi-Fi technologies, terminal device reference designs, and network implementation services;

•	PacketVideo Corporation - Multimedia software applications for wireless handsets and digital media convergence software solutions;

•	GO Networks, Inc. - Carrier-class, wide-area, mobile Wi-Fi systems; and

•	IPWireless - Commercial and public service mobile broadband systems, access devices, and mobile broadcast systems based on TD-CDMA technology.

NextWave Broadband Inc. Our Advanced Technology Group, a division of NextWave Broadband Inc., is developing a family of mobile broadband semiconductor products based on WiMAX and Wi-Fi technologies including multi-band RF chips and high-performance, digital baseband WiMAX chips. In addition, the Advanced Technology Group is developing wireless network components and a family of handset and media player reference designs to highlight the features of the subscriber station semiconductor products that we are developing. The primary design objectives of the Advanced Technology Group’s products and technologies, which are intended to be sold or licensed to network infrastructure vendors, device manufacturers and service providers worldwide, are to:

•
Improve the performance and economics of WiMAX and Wi-Fi networks and enhance their ability to cost-effectively handle the large volume of network traffic associated with bandwidth-intensive, multimedia applications such as mobile television, video-on-demand, streaming audio, two-way video telephony and real-time gaming;

• Improve the performance, power consumption and cost characteristics of mobile broadband enabled subscriber terminals;

•	Improve the degree of interoperability and integration between Wi-Fi and WiMAX systems in both Local Area Network (LAN) and Wide Area Network (WAN);

• Improve the efficiency, cost, and performance of video and audio broadcast applications over WiMAX networks; and

•
Improve service provider economics and roaming capabilities by enabling WiMAX networks and WiMAX enabled devices to seamlessly operate across multiple frequency bands including certain unlicensed bands.

Through our Network Solutions Group, also a division of NextWave Broadband Inc., we intend to offer service provider customers a full array of network services, including RF and core network design services, network implementation and management services, and back-office service solutions. To demonstrate the capabilities of our network service capabilities and our wireless broadband products, the Network Solutions Group is implementing a mobile WiMAX/Wi-Fi test site in Henderson, Nevada.

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

The success of our WiMAX and Wi-Fi semiconductor and network component business will be reliant on market acceptance of WiMAX and Wi-Fi as competitive wide-area, wireless broadband technologies and on our ability to differentiate our products from those offered by competitors. To help accelerate global market adoption of our mobile broadband products, we intend to make our significant spectrum holdings available to Internet service providers, cable operators, satellite television companies, content developers, existing wireless service providers and other companies interested in deploying, on an individual or joint basis, networks that utilize our mobile broadband and wireless multimedia technologies.  Our spectrum footprint in the U.S. covers over 248 million people and includes many of the largest metropolitan areas in the country. In addition, through joint ventures and international subsidiaries, we have also acquired nationwide spectrum in Germany, Switzerland, and Canada.

PacketVideo Corporation. Through our PacketVideo subsidiary, we supply device-embedded multimedia software to many large wireless carriers and wireless handset manufacturers, who use it to transform a mobile phone into a feature-rich multimedia device that provides people with the ability to stream, download and play video and music, receive live TV broadcasts, and engage in two-way video telephony. PacketVideo’s software is compatible with virtually all network technologies, including CDMA, WCDMA, and GSM. PacketVideo has been contracted by some of the world’s largest carriers, such as Verizon Wireless, Vodafone, NTT DoCoMo, Orange and T-Mobile to design and implement the embedded multimedia software capabilities contained in their handsets.

PacketVideo has made investments in developing and acquiring a wide range of capabilities to provide its customers with solutions to support and accelerate digital media convergence in the home and office via mobile devices and consumer electronics that utilize PacketVideo’s device-embedded software and communication protocols standardized by the Digital Living Network Alliance™ (DLNA™). An example is PacketVideo’s network-based PacketVideo Experience™ platform that provides for content search, discovery, organization and content delivery/sharing between devices connected to an IP-based network. PacketVideo’s patented Digital Rights Management (DRM) capability, already serving many carriers globally, further provides for a flexible solution that protects the multimedia content used or shared by PacketVideo-enabled devices. We believe that the continued growth in global shipments of high-end handsets with multimedia capabilities, increasing demand for home/office digital media convergence, and the acceleration of global deployments of mobile broadband enabled networks will substantially expand the opportunity for PacketVideo to license its suite of multimedia software solutions to service providers and to handset and consumer electronic device manufacturers.

PacketVideo’s continued growth will be reliant on its ability to continue offering superior software solutions to its customers and on the continued growth of the global market for high-end mobile phones and other converged devices. PacketVideo’s revenues are currently generated by providing its customers with customized software development services on a contract basis and from royalties associated with the licensing of its software products.

GO Networks, Inc. Through our GO Networks subsidiary, which we acquired in February 2007, we offer carrier-class mobile Wi-Fi network systems to commercial and municipal service providers worldwide. By utilizing advanced xRF™ adaptive-beamforming, smart-antenna technology and a cellular-mesh Wi-Fi architecture, the GO Networks system is designed to deliver superior Wi-Fi coverage, performance, and economics and provide service providers with a cost-effective solution to support bandwidth-intensive mobile broadband services such as video streaming, real-time gaming, web browsing, and other types of multimedia applications on a wide-area basis.

IPWireless. IPWireless, which was acquired in May 2007, played a leading role in the development of 3GPP TDD Universal Mobile Telecommunications Systems (UMTS) standards and currently provides customers with an assortment of TD-CDMA mobile broadband products and technologies. Mobile broadband networks that utilize IPWireless’ TD-CDMA technology, one of the first standards-based mobile broadband technologies in the world, have been commercially deployed in more than a dozen countries, including the Czech Republic, New Zealand, Germany, South Africa, Sweden, and the United Kingdom.

The IPWireless TDtv solution, based on 3GPP Multimedia Broadcast Multicast Service (MBMS), allows UMTS operators to deliver mobile television and other multimedia services using their existing 3G spectrum and networks, with little impact on their current voice and data services. A trial of TDtv technology, recently conducted in the UK by several of the largest mobile operators in Europe, successfully demonstrated its ability to deliver high-quality, multi-channel broadcast services using the trial participants’ existing spectrum. TDtv supports key consumer requirements including fast channel change times, operation at high travel speeds, and seamless integration into small profile handsets.

In September 2006, IPWireless’ TD-CDMA mobile broadband wireless technology was selected by New York City’s Department of Information Technology and Telecommunications as part of a five-year contract awarded to Northrop Grumman for the deployment of a citywide, public safety, mobile wireless network. IPWireless has received an initial purchase order for approximately $36 million to deliver network equipment through November 2007 in connection with this network deployment. We believe that IPWireless’ technology, as optimized for public safety applications, can be utilized to deliver cost-effective and reliable public safety network solutions in the 700MHz spectrum band plan currently under consideration by the FCC for public safety purposes.

We believe the breadth of products, technologies, spectrum assets and services offered by our various subsidiaries represents a unique platform to provide advanced wireless broadband solutions to the market. While our subsidiaries are intended to be operated as stand-alone businesses, we also believe that they will provide synergistic value to each other and collectively drive accelerated market penetration and share of the wireless broadband market for us.

First Quarter of 2007 Compared to the First Quarter of 2006

Effect of Restatement. On March 23, 2007, we announced that our unaudited financial statements for the quarterly periods ended April 1, 2006, July 1, 2006 and September 30, 2006 should no longer be relied upon as a result of required corrections in revenue recognition under certain software contracts of our PacketVideo subsidiary and in the deferral of certain engineering costs at PacketVideo. More specifically, we determined that we were incorrectly deferring engineering design, maintenance and support and royalty revenues on contracts where post-contract customer support ("PCS") was required and no separate objective evidence of its fair value, specific to PacketVideo, existed for the PCS. We also determined that we had incorrectly deferred certain technology costs prior to achieving technological feasibility. The change has been made to defer revenue and related costs determined to the PCS portion of the contract and to expense previously capitalized engineering costs. Subsequently, the Company amended its quarterly report filed on Form 10-Q for the quarterly period ended on September 30, 2006, and included corrected interim unaudited condensed consolidated financial statements for the first three quarters of 2006, together with restatement adjustments, in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2007. In connection with the restatement of our previously issued unaudited quarterly financial statements for the year ended December 30, 2006, management identified certain control deficiencies that represent a material weakness in our internal control over financial reporting, as more fully described in Item 4 of this Form 10-Q. Because all material information relating to the restatement was provided in our 2006 Form 10-K, and because our predecessor NextWave Wireless LLC has terminated its SEC reporting obligations, the Form 10-Qs filed by NextWave Wireless LLC for the fiscal quarters ended April 1, 2006 and July 1, 2006 have not been amended to reflect the restatement and accordingly should not be relied on. The fiscal 2006 comparative periods presented in this Form 10-Q reflect the previously announced restatement adjustments as reflected in our Form 10-K for the year ended December 30, 2006.

Revenues. Revenues for the first quarter of 2007 were $7.7 million compared to $3.9 million for first quarter of 2006, an increase of $3.8 million. The increase in revenue resulted primarily from unit sales growth and market penetration of mobile subscriber services by PacketVideo’s customer base, which includes wireless operators and device manufacturers, and from higher contract revenues from our PacketVideo subsidiary, which resulted from growth in technology development contracts, addressing an increasing number of wireless devices in which PacketVideo technology is embedded.

In general, the financial consideration received from wireless carriers and mobile phone and wireless device manufacturers is derived from a combination of technology development contracts and royalties.

Since our inception in April 2005, substantially all of our revenues have been generated by our PacketVideo subsidiary, which we acquired in July 2005. We believe that PacketVideo will continue to account for a substantial portion of our revenues in 2007 in addition to our newly acquired GO Networks, Inc. Following the development and commercialization of our wireless broadband products and technologies by the Advanced Technology Group of NextWave, we believe that the sale or licensing of our proprietary chipsets, network components and device technologies will become an additional source of recurring revenue.

We expect that future revenues will be affected by, among other things, new product and service introductions, competitive conditions, customer marketing budgets for introduction of new subscriber products, the rate of expansion of our customer base, the build out rate of networks that utilize our Wi-Fi and WiMAX technologies, services and products and price increases, subscriber device life cycles, demand for wireless data services and acquisitions or dispositions of businesses or product lines.

Operating Expenses.

	Three Months Ended
(in millions)	March 31, 2007	April 1, 2006	Increase (Decrease)
Cost of revenues	$3.7	$1.8	$1.9
Engineering, research and development	23.0	11.1	11.9
General and administrative	17.5	8.5	9.0
Sales and marketing	3.7	1.6	2.1
Purchased in-process research and development	0.9	—	0.9
Total operating expenses	$48.8	$23.0	$25.8

Cost of Revenues. The increase in cost of revenues for our PacketVideo subsidiary during the first quarter of 2007 includes higher amortization expenses of $0.2 million for the purchase of intangible assets related to our 2006 business acquisitions. Cost of revenues includes direct engineering labor expenses, allocated overhead costs, costs associated with offshore contract labor costs, other direct costs related to the execution of technology development contracts as well as amortization of acquired software and other costs.

We believe that cost of revenues as a percentage of revenue for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments by us on licensed technologies, changes in average selling prices, and our ability to make productivity improvements.

Engineering, Research and Development. Costs for the internal and external development of our wireless broadband products and technologies, including our chipsets, for the first quarter of 2007 were $18.4 million compared to $8.7 million for the first quarter of 2006, an increase of $9.7 million which is due primarily to the expansion of the engineering development organization and our acquisition of GO Networks in February 2007.

Costs for the internal and external development of our PacketVideo software for the first quarter of 2007 were $4.6 million compared to $2.4 million for the first quarter of 2006, an increase of $2.2 million, which is due primarily to 2006 and 2007 acquisitions by PacketVideo and an increase in headcount in the engineering development organization.

Share-based compensation expense for the first quarters of 2007 and 2006 totaled $0.8 million and $0.2 million, respectively.

Largely due to our planned increase in engineering personnel coupled with our business acquisitions to further our WiMAX related and other technology development initiatives, we expect our engineering, research and development expenses to increase over the next twelve months.

General and Administrative. NextWave and PacketVideo accounted for $7.7 million and $1.3 million of the increase in general and administrative expenses during the first quarter of 2007, respectively. These increases are comprised primarily of increased spending for compensation and associated costs of general and administrative personnel of $5.9 million, professional fees of $1.8 million, amortization of intangible assets of $0.9 million, and share-based compensation of $0.4 million.

We expect that general and administrative costs will increase in absolute terms due to our business acquisitions and as we hire additional personnel and incur costs related to the anticipated growth of our business and our global operations. We also expect an increase in our general and administrative expenses to occur as a result of our efforts to develop and protect intellectual property rights, including expenses associated with the identification and documentation of intellectual property, the preparation and prosecution of patent applications and as we incur additional expenses associated with being a publicly traded company, including expenses associated with comprehensively analyzing, documenting and testing our system of internal controls and maintaining our disclosure controls and procedures as a result of the regulatory requirements of the Sarbanes-Oxley Act.

Sales and Marketing. NextWave and PacketVideo accounted for $1.2 million and $0.9 million of the increase during the first quarter of 2006, respectively. The increases are comprised primarily of increased spending for compensation and associated costs for marketing and sales personnel of $1.9 million, expenses associated with marketing and promotional activities of $0.1 million and share-based compensation of $0.1 million.

We expect sales and marketing expenses to increase in absolute terms with the growth of our business in the upcoming year, primarily from our corporate marketing, PacketVideo subsidiary and from our GO Networks subsidiary which was acquired in February 2007.

Purchased In-Process Research and Development Costs. In conjunction with our acquisition of SDC Secure Digital Container in January 2007, we purchased in-process research and development projects valued at $0.9 million which were expensed upon the date of acquisition as the acquired technology had not yet reached technological feasibility and had no future alternative uses.

Interest Income. Interest income for the first quarter of 2007 was $2.1 million compared to $3.2 million for the first quarter of 2006, a decrease of $1.1 million, and consisted of interest earned during the respective periods on our unrestricted and restricted cash and investment balances, which totaled $528.9 million and $366.6 million at March 31, 2007 and April 1, 2006, respectively.

Interest income in the future will be affected by changes in short-term interest rates and changes in our cash and investment balances, which may be materially impacted by development plans, acquisitions and other financial or equity activities.

Interest Expense. Interest expense for the first quarter of 2007 was $11.1 million compared to $0.3 million for the first quarter of 2006, an increase of $10.8 million. Our issuance of $350.0 million in principal amount of 7% Senior Secured Notes in July 2006 accounted for $10.6 million of the increase. The remainder of the increase of $0.2 million consists primarily of the accretion of discounted wireless spectrum license lease liabilities acquired during 2006.

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

Provision for Income Taxes. During the first quarter of 2007 substantially all of our U.S. subsidiaries had net losses for tax purposes and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. An income tax provision of $0.1 million was recorded during the first quarter of 2007 for these controlled foreign corporations. An income tax provision of $0.1 million was recorded for foreign withholding tax on accrued interest on intercompany debt between one of our U.S. subsidiaries and a German subsidiary and for royalty payments received from our PacketVideo customers.

Minority Interest. Minority interest for the first quarter of 2007 was $0.9 million compared to $0.7 million for first quarter of 2006. Minority interest represents our minority partner’s share of losses in our Inquam Broadband joint venture formed in January 2006.

Liquidity And Capital Resources

Since our inception (April 13, 2005), we have incurred operating losses and negative cash flows and had an accumulated deficit of $200.4 million at March 31, 2007, consisting of $166.4 million and $34.0 million from NextWave and PacketVideo, respectively. We have funded our operations, strategic investments and wireless license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of our 7% Senior Secured Notes in July 2006 and the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock in March 2007. Our total cash, cash equivalents and short-term investments at March 31, 2007 totaled $453.9 million.

The following table presents working capital, cash, cash equivalents and investments:

(in millions)	March 31, 2007	December 30, 2006	Increase for the Three Months Ended March 31, 2007
Working capital	$411.8	$166.3	$245.5
Cash and cash equivalents	72.9	33.0	39.9
Short-term investments	381.0	167.7	213.3
Total cash, cash equivalents and investments	$453.9	$200.7	$253.2

  The following table presents our utilization of cash, cash equivalents and short-term investments for the three months ended March 31, 2007, compared to the three months ended April 1, 2006:

	Three Months Ended
(in millions)	March 31, 2007	April 1, 2006
Beginning cash, cash equivalents and investments	$200.7	$459.2
Proceeds from the issuance of Series A Senior Convertible Preferred Stock, net of costs to issue	351.1	—
Cash paid for acquisition of wireless spectrum licenses and subsequent lease obligations	(30.6)	(80.1)
Cash paid for business combinations, net of cash acquired	(30.2)	(0.1)
Cash used by operating activities	(35.7)	(6.5)
Cash paid for property and equipment	(1.8)	(5.6)
Other, net	0.4	(0.3)
Ending cash, cash equivalents and investments	$453.9	$366.6

The increase in cash, cash equivalents and investments of $253.2 million during the first quarter of 2007 is due to the net proceeds of $351.1 million from the issuance of 355,000 shares of our Series A Senior Convertible Preferred Stock in March 2007, offset by $30.6 million paid for wireless spectrum licenses and subsequent lease obligations, $30.2 million paid for business combinations, cash used in operating activities of $35.7 million, consisting of  $31.6 million and $4.1 million used by NextWave and PacketVideo operations, respectively, and $1.8 million in cash paid for capital expenditures.

Investing Activities

During the first quarter of 2007, we consummated transactions to acquire licensed spectrum rights totaling $28.2 million, which includes the acquisition of all of the outstanding shares of common stock of 4253311 Canada Inc., a Canadian company whose assets are comprised almost entirely of wireless spectrum, for $19.7 million in cash. We also paid a $5.8 million deposit to qualify for the auction of spectrum in Switzerland. In February 2007, NextWave was declared the winning bidder for an aggregate bid of $4.7 million and received final concession from the Swiss Confederated Communications Commission granting the licenses to us in May 2007. We also acquired wireless spectrum in Texas for $2.7 million in cash and $4.2 million in future lease obligations.

In January 2007, our PacketVideo subsidiary acquired all of the shares of SDC Secure Digital Container AG, a Swiss company, for net cash of $17.9 million which includes cash paid for the registered voting shares of $19.0 million, closing costs of $0.2 million, less cash acquired of $1.3 million.

In February 2007, we acquired all of the outstanding common stock and warrants of GO Networks, Inc., for net cash of $16.7 million which includes cash paid to the shareholders of $13.2 million, interim funding of $1.9 million, closing costs of $0.7 million, the assumption of $1.3 million in debt which was paid at closing, less cash acquired of $0.4 million. Additional purchase consideration of up to $25.6 million and $0.1 million may be paid in shares of our common stock and cash, respectively, subject to the achievement of certain operational milestones in February and August 2008. We also adopted the GO Networks Employee Stock Bonus Plan, whereby certain employees may receive up to an aggregate of $5.0 million in shares of our common stock, valued at the time of issuance, upon the achievement of certain operational milestones in February and August 2008.

In order to consolidate current operations from two leased facilities into one building, we acquired a build-to-suit office building in Henderson, Nevada in May 2007 for $6.9 million plus costs of approximately $2.6 million for the construction of interior improvements. Interior construction is expected to be completed during the second quarter of 2007, at which time we expect to occupy the facility and pay the remaining costs associated with occupancy.

  In May 2007, we acquired IPWireless, Inc. for $25.0 million in cash plus 7.7 million in shares of our common stock, valued at $75.0 million. Additional consideration of up to $135.0 million will be paid based upon the achievement of certain revenue milestones between 2007 and 2009, as specified in the agreement, with potential payments of up to $50.0 million in late 2007 or 2008, up to $7.5 million in 2008, up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to $114.0 million of such additional consideration will be payable in cash or shares of common stock at our election and up to $21.0 million of such amounts will be payable in cash or shares of common stock at the election of representatives of IPWireless shareholders. We also adopted the IPWireless, Inc. Employee Stock Bonus Plan which provides IPWireless employees with shares of our common stock having an aggregate value of up to $7.0 million, valued at the time of issuance, contingent upon the achievement of certain revenue milestones relating to IPWireless’ public safety business and TDtv business.

In April 2007, Inquam-BMR GP, the holder of the remaining 49% interest in our Inquam Broadband joint venture, exercised its right to require us to purchase all Inquam Broadband shares held by Inquam-BMR GP for 1,000 Euros per share or approximately $1.8 million.

Financing Activities

On March 28, 2007, we issued and sold 355,000 shares of our Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $1,000 per share. We received $351.1 million in net proceeds from the sale of the Series A Preferred Stock. Costs incurred to issue the shares totaled $3.9 million. The net proceeds will be used to fund operations, accelerate the development of new wireless technologies, expand the company’s business, and enable future strategic acquisitions.  In addition to other investment funds and institutional investors, we sold 14%, 14% and 28% of the Series A Senior Convertible Preferred Stock respectively to Navation, Inc., an entity owned by Allen Salmasi, NextWave’s Chairman and Chief Executive Officer, Manchester Financial Group, L.P., an entity indirectly owned and controlled by Douglas F. Manchester, a member of NextWave’s Board of Directors, and affiliates of Avenue Capital, of which a member of NextWave’s Board of Directors, Robert Symington, is a portfolio manager. Kevin Finn, NextWave’s Chief Compliance Officer, also purchased less than 1% of the Series A Senior Convertible Preferred Stock.

Dividend Rights. The Series A Preferred Stock is entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until March 2011, we can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. From and after March 2011, we must declare dividends in cash each quarter, subject to applicable law. The dividend rate is subject to adjustment to 10% per annum if we default in our dividend payment obligations, fail to file a shelf registration statement with the Securities and Exchange Commission on or prior to July 31, 2007, or fail to cause the shelf registration statement to be declared effective on or prior to November 30, 2007. The dividend rate is also subject to adjustment to 15% per annum if we fail to comply with the protective covenants of the Series A Preferred Stock described below and to 18% per annum if we fail to convert or redeem the Series A Preferred Stock when required to do so, as described below. We accrued for $0.2 million in undeclared dividends during the three months ended March 31, 2007.

Voting Rights. Pursuant to the terms of the Series A Preferred Stock, so long as at least 25% of the issued shares of Series A Preferred Stock remain outstanding, and until the date on which we elect to redeem all shares of Series A Preferred Stock in connection with an asset sale, as described below, we must receive the approval of the holders of shares representing at least 75% of the Series A Preferred Stock then outstanding to (i) incur indebtedness in excess of $500 million, subject to certain adjustments and exceptions, (ii) create any capital stock that is senior to or on a parity with the Series A Preferred Stock in terms of dividends, distributions or other rights, or (iii) consummate asset sales involving the receipt of gross proceeds of, or the disposition of assets worth, $500 million or more based on their fair market value. In addition, so long as at least 25% of the issued shares of Series A Preferred Stock remain outstanding, we may not distribute rights or warrants to all holders of our common stock entitling them to purchase shares of our common stock, or consummate any sale of our common stock, for an amount less than the fair market value on the date of issuance, with certain exceptions. With respect to other matters requiring stockholder approval, the shares of Series A Preferred Stock will be entitled to vote as one class with the common stock on an as-converted basis.

Conversion Rights and Redemption Rights. Each share of Series A Preferred Stock is convertible into a number of shares of our common stock equal to the liquidation preference then in effect divided by $11.05. The Series A Preferred Stock is convertible at any time at the option of the holder, or at our election after September 28, 2008, subject to the trading price of our common stock reaching $22.10 for a specified period of time, except that such threshold price will be reduced to $16.575 on the earlier of March 28, 2010, or our consummation of a qualified public offering. We will not be entitled to convert the Series A Preferred Stock at our election unless a shelf registration statement covering the shares of common stock issued upon conversion is then effective or the shares are no longer considered restricted securities under the Securities Act. At March 31, 2007, the liquidation preference totaled $355.2 million. If all shares of Series A Preferred Stock were converted at March 31, 2007, we would be obligated to issue 32,147,000 shares of our common stock.

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

Right to Receive Liquidation Distributions. The Series A Preferred Stock has an initial liquidation preference of $1,000 per share, subject to increase for accrued dividends as described above. The liquidation preference would become payable upon redemption, as described above, upon a liquidation or dissolution of our company, or upon deemed liquidation events including a change in control, merger or sale of all or substantially all our assets, unless the holders of Series A Preferred Stock provide a 75% vote to not treat a covered event as a deemed liquidation. Upon a deemed liquidation event, the Series A Preferred Stock will be entitled to receive an amount per share equal to the greater of 120% of the liquidation preference or the amount that would have been received if such share had converted into common stock in connection with such event.

During the first three months of 2007, we paid $12.3 million in interest on our 7% Senior Secured Notes due 2010, principal amount of $350.0 million. We are obligated to pay interest of 7% per annum semiannually in January and July each year, or $24.5 million per year.

Looking Forward

As of March 31, 2007, we had $453.9 million of unrestricted cash, cash equivalents and short-term investments, and $75.0 million in restricted investments required to be reserved under our Notes financing.

Since our emergence as a wireless technology company, we have consummated transactions to acquire licensed spectrum rights, including subsequent lease obligations, for amounts totaling $452.1 million.

We believe that our current revenues, cash and short-term investments and financing activities will be sufficient to fund our operating activities and contractual commitments at least through 2008.

•
We plan to fund our wireless broadband technology development activities with our unrestricted cash and investments until such point that we begin sales of our chipsets and network component products and enter into licensing arrangements for our wireless broadband technologies. Our wireless broadband products, services and technologies are in the early stages of development and will require a substantial investment before they may become commercially viable. We are currently unable to project when our chipsets and network components based on WiMAX and Wi-Fi technologies will be commercially deployed and generate revenue.

•	We do not expect that our PacketVideo subsidiary will require substantial working capital funding in 2007.

•
GO Networks, Inc., acquired in February 2007, develops high-performance mobile Wi-Fi systems for commercial and municipal service providers. In 2007, we expect GO Networks will require working capital funding to invest in establishing worldwide sales and distribution channels, along with high volume manufacturing capabilities and related administrative and information technology systems to support anticipated unit volume growth.

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

The incurrence of additional indebtedness would result in additional debt service obligations and the requirement that we comply with operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Critical Accounting Policies and Estimates

Other than the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” there were no significant changes in our critical accounting policies or estimates from those at December 30, 2006. See our discussion below for additional information on the recent accounting pronouncements impacting our business.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective for our fiscal year beginning December 31, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of this interpretation did not have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year that begins on December 30, 2007. We are in the process of evaluating the impact of the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 is effective for our fiscal year that begins on December 30, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 159. We are currently evaluating whether or not to elect the option provided for in this standard.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2007, and significant contractual obligations entered into subsequent to that date, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period(1)
(in thousands)	Total	Remainder of 2007	Years 2008- 2009	Years 2010- 2011	Years 2012 and Thereafter
Long-term obligations	$393,197	$2,104	$11,130	$356,444	$23,519
Spectrum lease pending FCC approval	6,084	96	192	228	5,568
Services and other purchase agreements	18,006	3,871	7,074	7,061	—
Capital expenditures	9,543	9,543	—	—	—
Operating leases	33,975	6,260	15,475	10,504	1,736
Series A Senior Convertible Preferred Stock (2)	355,000	—	—	—	355,000
Total	$815,805	$21,874	$33,871	$374,237	$385,823

Significant contractual obligation entered into subsequent to March 31, 2007:
Pending business acquisition(3)	25,000	25,000	—	—	—
____________________________________________________________________________
(1)
Totals presented do not include interest or dividend payments. Please refer to the Notes to Consolidated Financials Statements for information on respective interest rates, interest and dividend payment dates.

(2)
We will be required to redeem all outstanding shares of Series A Preferred Stock, if any, on March 28, 2017, at a price equal to the liquidation preference plus unpaid dividends. Each share of Series A Preferred Stock is convertible into a number of shares of our common stock equal to the liquidation preference then in effect divided by $11.05 and is convertible at any time at the option of the holder, or at our election after September 28, 2008, subject to the trading price of our common stock reaching $22.10 for a specified period of time, subject to adjustment. The Series A Preferred Stock is entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until March 28, 2011, we can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. At March 31, 2007, the liquidation preference totaled $355.2 million. If all shares of Series A Preferred Stock were converted at March 31, 2007, we would be obligated to issue 32.1 million shares of our common stock.

(3)	In May 2007, we acquired IPWireless Inc. for $25.0 million in cash plus 7.7 million in shares of our common stock, valued at $75.0 million. Additional consideration of up to $135.0 million will be paid based upon the achievement of certain revenue milestones between 2007 and 2009, as specified in the agreement, with potential payments of up to $50.0 million in late 2007 or 2008, up to $7.5 million in 2008, up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to $114.0 million of such additional consideration is payable in cash or shares of common stock at our election and up to $21.0 million of such amounts are payable in cash or shares of common stock at the election of representatives of IPWireless shareholders.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2007, our investment portfolios included unrestricted and restricted investment securities with fair values of $381.0 million and $75.0 million, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. Interest income earned on our investments is affected by changes in the general level of U.S. interest rates. These income streams are generally not hedged.

Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

Foreign Currency Risk

We conduct our business through subsidiaries in Europe, Israel, Asia-Pacific and North America. Substantially all of our sales to customers located in foreign countries are denominated in U.S. dollars, minimizing foreign currency risks related to those transactions. Our foreign subsidiaries use the U.S. dollar as their functional currency. Accordingly, monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses associated with monetary assets and liabilities are translated at the rates of exchange that approximate the rates in effect at the transaction date. Non-monetary assets and liabilities and related elements of revenues, expenses, gains and losses are translated at historical rates. Resulting exchange gains or losses of these foreign investees are recognized in the consolidated statements of operations. Changes in currency exchange rates have affected, and will continue to affect our operating costs and net loss.

ITEM 4. Controls and Procedures

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

In connection with the preparation of our year end financial statements, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 30, 2006. In particular, in connection with the restatement of our previously issued unaudited quarterly financial statements for the year ended December 30, 2006, management identified certain control deficiencies that represent a material weakness in our internal control over financial reporting, as more fully described below. Subsequently, the Company amended its quarterly report filed on Form 10-Q for the quarterly period ended on September 30, 2006, and included corrected interim unaudited condensed consolidated financial statements for the first three quarters of 2006, together with restatement adjustments, in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2007. Because all material information relating to the restatement was provided in our 2006 Form 10-K, and because our predecessor NextWave Wireless LLC has terminated its SEC reporting obligations, the Form 10-Qs filed by our predecessor NextWave Wireless LLC for the fiscal quarters ended April 1, 2006 and July 1, 2006 have not been amended to reflect the restatement and accordingly should not be relied upon.

The Company's principal executive officer and principal financial officer concluded that disclosure controls and procedures were not effective as of March 31, 2007, solely because of the material weakness in the Company's internal control over financial reporting relating to revenue recognition pursuant to software contracts of PacketVideo, as described below. As a result of the restatement of our previously issued unaudited quarterly financial statements and notwithstanding the material weakness described below, management believes that the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The Company has determined that there was a material weakness in its internal control over financial reporting relating to revenue recognition pursuant to software contracts of PacketVideo. The Company’s failure to properly apply software revenue recognition principles resulted from a lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to software revenue recognition. The Company will be required to provide an assessment of the effectiveness of the Company’s internal control structure and procedures for financial reporting when it files its Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Management has commenced action to remediate the material weakness described above, including an evaluation of the accounting management staff, systems and policies relating to revenue recognition at PacketVideo and has initiated a management review of sales contracts.

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

Except as described above, during the fiscal quarter ended March 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are a party to various legal proceedings that arise in the ordinary course of our business. While we presently believe that the ultimate outcome of any such proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. For example, we are currently engaged in a dispute relating to a lease of EBS spectrum covering the Toms River, New Jersey geographic area. The lessor has claimed that we are in breach of the terms of the lease and that the lease has been terminated. The interested parties in the case have reached a settlement under which we have agreed to the termination of the lease of the Toms River spectrum in exchange for the assignment of a lease of EBS spectrum covering the Mobile, Alabama geographic area. The parties are in the process of finalizing definitive agreements to implement the settlement. Under the terms of the settlement, all litigation proceedings relating to the lease termination shall cease and will be dismissed with prejudice.

Proceedings under Chapter 11 of the Bankruptcy Code. On June 8, 1998, NextWave Personal Communications Inc., NextWave Power Partners Inc. and the predecessor to NextWave Wireless Inc., all direct and indirect wholly owned subsidiaries of NextWave Telecom Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United Sates Bankruptcy Court for the southern District of New York. On December 23, 1998, NextWave Telecom Inc. filed its voluntary petition, in order to implement an overall corporate restructuring. On March 1, 2005, the Bankruptcy Court confirmed the Third Joint Plan of Reorganization, dated January 21, 2005. The cornerstone of the Plan of Reorganization was the sale of NextWave Telecom and its subsidiaries, excluding the predecessor to NextWave Wireless inc., to Verizon Wireless for approximately $3.0 billion. Pursuant to the Plan of Reorganization, on April 13, 2005, all non-PCS assets and liabilities of the NextWave Telecom group were contributed to the predecessor to NextWave Wireless Inc., and the predecessor to NextWave Wireless Inc. was capitalized with $550.0 million in cash. Through this process, the predecessor to NextWave Wireless Inc. was reconstituted as a company with a new capitalization and a new wireless technology business plan. All claims made in connection with the Chapter 11 case have been resolved and NextWave has filed a motion for a decree of final judgment in the case.

ITEM 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 in response to Item 1A to Part 1 of Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Series A Senior Convertible Preferred Stock

As previously reported in our Annual Report on Form 10-K filed with the SEC on March 30, 2007, on March 28, 2007, we issued and sold 355,000 shares of our Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $1,000 per share. We received $355.0 million in gross funds from the sale of the Series A Preferred Stock, which after reduction for financial advisor and other fees of $3.9 million resulted in $351.1 million in net proceeds. The net proceeds will be used to fund operations, accelerate the development of new wireless technologies, expand the company’s business, and enable future strategic acquisitions. The purchasers of the Series A Preferred Stock include, in addition to other investment funds and institutional investors, Navation, Inc., an entity owned by Allen Salmasi, our Chairman and Chief Executive Officer, Manchester Financial Group, L.P., an entity indirectly owned and controlled by Douglas F. Manchester, a member of our Board of Directors, and affiliates of Avenue Capital, of which a member of our Board of Directors, Robert Symington, is a portfolio manager. None of the affiliated purchasers received any compensation in connection with the financing and all investors were subject to the same terms and conditions in connection with the investment. An independent committee of our Board of Directors reviewed and approved the Series A Preferred Stock issuance and the participation of the affiliated investors.

Dividend Rights. The Series A Preferred Stock is entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until March 28, 2011, we can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. From and after March 28, 2011, we must declare dividends in cash each quarter, subject to applicable law. The dividend rate is subject to adjustment to 10% per annum if we default in our dividend payment obligations, fail to file a shelf registration statement with the Securities and Exchange Commission on or prior to July 31, 2007, or fail to cause the shelf registration statement to be declared effective on or prior to November 30, 2007. The dividend rate is also subject to adjustment to 15% per annum if we fail to comply with the protective covenants of the Series A Preferred Stock described below and to 18% per annum if we fail to convert or redeem the Series A Preferred Stock when required to do so, as described below.

Voting Rights. Pursuant to the terms of the Series A Preferred Stock, so long as at least 25% of the issued shares of Series A Preferred Stock remain outstanding, and until the date on which we elect to redeem all shares of Series A Preferred Stock in connection with an asset sale, as described below, we must receive the approval of the holders of shares representing at least 75% of the Series A Preferred Stock then outstanding to (i) incur indebtedness in excess of $500 million, subject to certain adjustments and exceptions, (ii) create any capital stock that is senior to or on a parity with the Series A Preferred Stock in terms of dividends, distributions or other rights, or (iii) consummate asset sales involving the receipt of gross proceeds of, or the disposition of assets worth, $500 million or more based on their fair market value. In addition, so long as at least 25% of the issued shares of Series A Preferred Stock remain outstanding, we may not distribute rights or warrants to all holders of our common stock entitling them to purchase shares of our common stock, or consummate any sale of our common stock, for an amount less than the fair market value on the date of issuance, with certain exceptions. With respect to other matters requiring stockholder approval, the shares of Series A Preferred Stock will be entitled to vote as one class with the common stock on an as-converted basis.

Conversion Rights and Redemption Rights. Each share of Series A Preferred Stock is convertible into a number of shares of our common stock equal to the liquidation preference then in effect divided by $11.05. The Series A Preferred Stock is convertible at any time at the option of the holder, or at our election after September 28, 2008, subject to the trading price of our common stock reaching $22.10 for a specified period of time, except that such threshold price will be reduced to $16.575 on the earlier of March 28, 2010, or our consummation of a qualified public offering. We will not be entitled to convert the Series A Preferred Stock at our election unless a shelf registration statement covering the shares of common stock issued upon conversion is then effective or the shares are no longer considered restricted securities under the Securities Act. At March 31, 2007, the liquidation preference totaled $355.2 million. If all shares of Series A Preferred Stock were converted at March 31, 2007, we would be obligated to issue 32,146,776 shares of our common stock.

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

Right to Receive Liquidation Distributions. The Series A Preferred Stock has an initial liquidation preference of $1,000 per share, subject to increase for accrued dividends as described above. The liquidation preference would become payable upon redemption, as described above, upon a liquidation or dissolution of our company, or upon deemed liquidation events including a change in control, merger or sale of all or substantially all our assets, unless the holders of Series A Preferred Stock provide a 75% vote to not treat a covered event as a deemed liquidation. Upon a deemed liquidation event, the Series A Preferred Stock will be entitled to receive an amount per share equal to the greater of 120% of the liquidation preference or the amount that would have been received if such share had converted into common stock in connection with such event.

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

During the three months ended March 31, 2007, we acquired 274 shares of our common stock that were tendered in lieu of cash of $3,177 by holders exercising their warrants.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not Applicable.

ITEM 6. Exhibits

10.1
Agreement and Plan of Merger, dated as of December 31, 2006, by and among NextWave Wireless Inc., GO Acquisition Corp., GO Networks, Inc. and Nechemia J. Peres as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed January 3, 2007).

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

SIGNATURES

NEXTWAVE WIRELESS INC.
(Registrant)

May 11, 2007	By: /s/ George C. Alex
(Date)	George C. Alex
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
10.1
Agreement and Plan of Merger, dated as of December 31, 2006, by and among NextWave Wireless Inc., GO Acquisition Corp., GO Networks, Inc. and Nechemia J. Peres as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed January 3, 2007).

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