Form 10-Q
period 2007-06-30
NextWave Wireless Inc.
filed 2007-08-14
CIK 1374993

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________ TO _____________


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

       (858) 480-3100 (Registrant's telephone number, including area code)

             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]      No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]   Accelerated filer [_]    Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes  [_]    No  [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes [X]   No [_]

As of August 10, 2007, there were 92,614,194 shares of the Registrant's Common Stock outstanding.


================================================================================

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

ITEM 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets

            Consolidated Statements of Operations

            Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity

            Consolidated Statements of Cash Flows

            Notes to Unaudited Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk

ITEM 4.     Controls and Procedures



PART II.   OTHER INFORMATION

ITEM 1.     Legal Proceedings

ITEM 1A.    Risk Factors

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.     Defaults Upon Senior Securities

ITEM 4.     Submission of Matters to a Vote of Security Holders

ITEM 5.     Other Information

ITEM 6.     Exhibits

Signatures

Index to Exhibits

                          PART 1. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             NEXTWAVE WIRELESS INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                            JUNE 30,     DECEMBER 30,
                                                              2007           2006
                                                          -----------    -----------
                           ASSETS                           (UNAUDITED)
Current assets:
 Cash and cash equivalents                                $   167,194    $    32,980
 Short-term investments                                       189,025        167,705
 Accounts receivable, net of allowance for doubtful
  accounts of $127 and $321, respectively                      21,460          5,056
 Inventory                                                      7,697            266
 Deferred contract costs                                        5,011          2,397
 Prepaid expenses and other current assets                     11,372          7,571
                                                          -----------    -----------

   Total current assets                                       401,759        215,975
Restricted cash                                                75,000         75,000
Wireless spectrum licenses, net                               571,704        527,998
Goodwill                                                      168,377         32,184
Other intangible assets, net                                   44,480         18,570
Property and equipment, net                                    30,483         17,529
Other noncurrent assets                                         7,584          9,823
                                                          -----------    -----------

  Total assets                                            $ 1,299,387    $   897,079
                                                          ===========    ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                         $    26,986    $     1,630
 Accrued expenses                                              50,612         33,537
 Current portion of long-term obligations                       6,093          3,065
 Deferred revenue                                              27,302         10,253
 Other current liabilities and deferred credits                 1,288          1,240
                                                          -----------    -----------

   Total current liabilities                                  112,281         49,725
                                                          -----------    -----------
Deferred income tax liabilities                                83,404         75,774
Long-term obligations, net of current portion                 311,925        298,030
Other long-term obligations, deferred credits and
 reserves                                                       4,041          3,324
                                                          -----------    -----------
   Total liabilities                                          511,651        426,853
Minority interest in subsidiary                                  --            1,048
Commitments and contingencies
Redeemable Series A Senior Convertible Preferred Stock,
  $0.001 par value; 355 shares authorized; 355 shares
  issued and outstanding, liquidation preference of
  $361,952 at June 30, 2007                                   357,988           --
                                                          -----------    -----------
Stockholders' equity:
 Preferred stock, $0.001 par value; 25,000 shares
  authorized; 355 shares designated as Series A Senior
  Convertible Preferred Stock; no other shares issued
  or outstanding                                                 --             --
 Common stock, $0.001 par value; 400,000 shares
  authorized; 92,560 and 83,716 issued and outstanding
  at June 30, 2007, and December 30, 2006, respectively            93             84
 Additional paid-in-capital                                   695,370        620,423
 Accumulated other comprehensive loss                             (83)          (357)
 Accumulated deficit                                         (265,632)      (150,972)
                                                          -----------    -----------
   Total stockholders' equity                                 429,748        469,178
                                                          -----------    -----------
    Total liabilities and stockholders' equity            $ 1,299,387    $   897,079
                                                          ===========    ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                            NEXTWAVE WIRELESS INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                          ----------------------    ----------------------
                                           JUNE 30,     JULY 1,      JUNE 30,     JULY 1,
                                             2007         2006         2007         2006
                                          ---------    ---------    ---------    ---------
Revenues                                  $  12,832    $   6,293    $  20,578    $  10,198
                                          ---------    ---------    ---------    ---------

Operating expenses:
 Cost of revenues                            10,549        2,638       14,214        4,445
 Engineering, research and development       34,350       13,294       57,397       24,383
 General and administrative                  21,845       12,140       39,412       20,632
 Sales and marketing                          5,562        2,539        9,235        4,152
 Purchased in-process research and
  development costs                            --          1,648          860        1,648
                                          ---------    ---------    ---------    ---------
     Total operating expenses                72,306       32,259      121,118       55,260
                                          ---------    ---------    ---------    ---------
      Loss from operations                  (59,474)     (25,966)    (100,540)     (45,062)
                                          ---------    ---------    ---------    ---------
 Other income (expense)
   Interest income                            5,444        3,197        7,517        6,384
   Interest expense                         (11,447)        (366)     (22,586)        (674)
   Other income and expense, net                298          216          302          124
                                          ---------    ---------    ---------    ---------
    Total other income (expense), net        (5,705)      (3,047)     (14,767)       5,834
                                          ---------    ---------    ---------    ---------
      Loss before provision for income
       taxes and minority interest          (65,179)     (22,919)    (115,307)     (39,228)
   Income tax benefit (provision)              (224)        --           (401)         209
   Minority interest                            138          214        1,048          871
                                          ---------    ---------    ---------    ---------
      Net loss                              (65,265)     (22,705)    (114,660)     (38,148)
    Less: Preferred stock dividends          (6,730)        --         (6,952)        --
         Accretion of issuance costs on
         preferred stock                        (68)        --            (70)        --
                                          ---------    ---------    ---------    ---------
      Net loss applicable to common
       shares                             $ (72,063)   $ (22,705)   $(121,682)   $ (38,148)
                                          =========    =========    =========    =========

 Net loss per common share - basic and
  diluted                                 $   (0.81)   $   (0.28)   $   (1.41)   $   (0.47)
 Weighted average shares used in per
  share calculation                          88,774       81,720       86,385       81,666






              The accompanying notes are an integral part of these
                        consolidated financial statements

                                                         NEXTWAVE WIRELESS INC.
                        CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                                       (IN THOUSANDS) (UNAUDITED)

                                  REDEEMABLE
                                SERIES A SENIOR
                                  CONVERTIBLE                                           ACCUMULATED
                                PREFERRED STOCK          COMMON STOCK      ADDITIONAL      OTHER                     TOTAL
                            ---------------------   ---------------------    PAID-IN  COMPREHENSIVE  ACCUMULATED  STOCKHOLDERS'
                              SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL       LOSS        DEFICIT       EQUITY
                            ---------   ---------   ---------   ---------   ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 30, 2006      --     $    --       83,716   $      84   $ 620,423   $     (357)   $(150,972)   $ 469,178
Shares issued for cash,
 net of issuance costs
 and embedded derivatives
 of 4,035                         355     350,966        --           --          --          --            --           --
Shares issued for
 business acquisition             --          --        7,651           8      74,514         --            --        74,522
Shares issued under stock
 incentive plans                  --          --          523         --        1,546         --            --         1,546
Shares issued for
 warrants exercised               --          --          670           1           3         --            --             4
Share-based compensation
 expense                          --          --          --          --        5,906         --            --         5,906
Imputed dividends on
 Series A Senior
 Convertible Preferred
 Stock                            --        6,952         --          --       (6,952)        --            --        (6,952)
Accretion of issuance
 costs on Redeemable
 Series A Senior
 Convertible Preferred
 Stock                            --           70         --          --          (70)        --            --           (70)
Unrealized net gains on
 investments                      --          --          --          --          --            274         --           274
Net loss                          --          --          --          --          --           --      (114,660)    (114,660)
                            ---------   ---------   ---------   ---------   ---------    ---------    ---------    ---------
 BALANCE AT JUNE 30, 2007         355   $ 357,988      92,560   $      93   $ 695,370    $     (83)   $(265,632)   $ 429,748
                            =========   =========   =========   =========   =========    =========    =========    =========












              The accompanying notes are an integral part of these
                        consolidated financial statements

                             NEXTWAVE WIRELESS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                       -----------------------------------
                                                          JUNE 30,                JULY 1,
                                                           2007                    2006
                                                       -----------             -----------
OPERATING ACTIVITIES
Net loss                                               $  (114,660)            $   (38,148)
Adjustments to reconcile net loss to net cash used
  in operating activities:
 Depreciation                                                4,443                   2,564
 Amortization of intangible assets                           6,825                   2,468
 Non-cash share-based compensation                           5,906                   2,612
 In-process research and development                           860                   1,648
 Accretion of interest expense                              10,181                     636
 Minority interest                                          (1,048)                   (871)
 Other non-cash adjustments                                    743                   1,742
 Changes in operating assets and liabilities:
  Accounts receivable                                       (1,899)                 (1,434)
  Inventory
                                                            (2,422)                    (19)
  Prepaid expenses and other current assets                 (1,779)                 (2,286)
  Other assets                                               2,197                     940
  Accounts payable and accrued liabilities                   1,863                   4,329
  Deferred revenue                                           6,103                   2,803
  Other current liabilities and deferred credits               (33)                   (190)
                                                       -----------             -----------
     Net cash used in operating activities                 (82,720)                (23,206)
                                                       -----------             -----------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale
  securities                                                 5,127                 132,772
Proceeds from the sale of available-for-sale
  securities                                               622,892                 265,355
Purchases of available-for-sale securities                (649,064)
Payments for wireless spectrum licenses                    (34,252)                (80,295)
Cash paid for business combinations, net of cash
  acquired                                                 (59,398)                 (4,875)
Purchase of property and equipment                         (14,245)                 (7,157)
Other, net                                                  (1,441)                 (1,755)
                                                       -----------             -----------
     Net cash used in investing activities                (130,381)                (38,539)
                                                       -----------             -----------

FINANCING ACTIVITIES
Proceeds from the sale of Series A Senior
  Convertible Preferred Stock, net of costs to issue       351,146                    --
Payments on long-term obligations                           (3,347)                 (2,139)
Proceeds from the sale of common equity interests
  and common stock                                           1,550                     330
Proceeds from investment by joint venture partner             --                     1,995
Cash distributions paid to members                          (2,034)                 (1,447)
                                                       -----------             -----------
     Net cash provided by (used in) financing
     activities                                            347,315                  (1,261)
                                                       -----------             -----------
  Net increase (decrease) in cash and cash
   equivalents                                             134,214                 (63,006)

Cash and cash equivalents, beginning of period              32,980                  93,649
                                                       -----------             -----------
Cash and cash equivalents, end of period               $   167,194             $    30,643
                                                       ===========             ===========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                             NEXTWAVE WIRELESS INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

FINANCIAL STATEMENT PREPARATION

      The unaudited consolidated financial statements have been prepared by NextWave Wireless Inc. ("NextWave") according to the rules and regulations of the SEC, and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

      In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 30, 2006, included in NextWave's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 30, 2007.

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

      NextWave operates on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2007 will be a 52-week year ending on December 29, 2007 and the first 53-week year will occur in 2009. The three and six month periods ended June 30, 2007 and July 1, 2006 include 13 and 26 weeks, respectively.

COMPREHENSIVE LOSS

      Accumulated other comprehensive loss includes unrealized gains and losses that are excluded from the consolidated statements of operations and are reported as a separate component in stockholders' equity. The net unrealized losses represent those on marketable securities that are classified as available-for-sale and totaled $0.1 million and $0.4 million at June 30, 2007 and December 30, 2006, respectively. Comprehensive loss consists of the following:

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                      ----------------------    ----------------------
                                       JUNE 30,     JULY 1,      JUNE 30      JULY 1,
  (in thousands)                         2007         2006         2007         2006
                                      ---------    ---------    ---------    ---------
Net loss                              $ (65,265)   $ (22,705)   $(114,660)   $ (38,148)
 Other comprehensive income (loss):
   Net unrealized gains (losses) on
    marketable securities                   115          (86)         274         (246)
                                      ---------    ---------    ---------    ---------
      Total comprehensive loss        $ (65,150)   $ (22,791)   $(114,386)   $ (38,394)
                                      =========    =========    =========    =========


NET LOSS PER COMMON SHARE

      Basic net loss per common share for the three and six months ended June 30, 2007 is computed by dividing net loss applicable to common shares for the respective periods by the weighted average number of common shares outstanding during the period. Basic net loss per common share for the three and six months ended July 1, 2006 is computed by dividing net loss applicable to common shares for the period by the weighted average number of limited liability company membership units outstanding during the respective periods, on a converted basis as if NextWave's corporate conversion merger occurred on January 1, 2006. Diluted loss per share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds the exercise price, less shares which could have been purchased by NextWave with the related proceeds, unless antidilutive. Diluted loss per share also considers the impact of the conversion of the redeemable Series A Senior Convertible Preferred Stock (the "Series A Preferred Stock"), unless antidilutive. Contingently issuable stock, such as restricted stock or merger consideration, is also included in the diluted loss per share calculations, unless antidilutive. For the three and six months ended June 30, 2007 and July 1, 2006, diluted loss per common share is computed on the same basis as basic loss per common share as the inclusion of potential shares outstanding would be antidilutive.

      Following are securities that could potentially dilute earnings per share in the future that are not included in the determination of diluted loss per share as they are antidilutive. The share amounts are determined using a weighted average of the shares outstanding during the respective periods and assume that June 30, 2007 was the end of the contingency period for any contingently issuable shares in accordance with SFAS 128, "Earnings per Share."

                                      THREE MONTHS ENDED  SIX MONTHS ENDED
                                        ---------------   ---------------
                                       JUNE 30,  JULY 1, JUNE 30,  JULY 1,
(in thousands)                           2007     2006     2007     2006
                                        ------   ------   ------   ------
Outstanding stock options               15,557    9,143   14,129    8,208
Common stock warrants                    2,436      500    2,564      500
Contingently issuable shares under
  advisory contract                        833      833      833      833
Restricted stock                           199       84      209       68
Contingent merger consideration for
  two acquisitions and related
  contingent stock bonus plan shares    11,568     --      6,393     --
Series A Senior Convertible Preferred
  Stock                                 32,153     --     16,783     --


REDEEMABLE SERIES A SENIOR CONVERTIBLE PREFERRED STOCK

      Costs incurred to issue the Series A Preferred Stock are deferred and recorded as a reduction to the reported balance of the preferred stock in the consolidated balance sheet. The costs are accreted using the effective interest method over the period from the date of issuance through March 28, 2017, the stated redemption date. In accordance with Emerging Issues Task Force D-98, the resulting increases from the accretion of the issue costs and accrued dividends on the preferred stock are affected by charges against retained earnings or, in the absence of retained earnings, by charges against paid-in capital. This increases loss applicable to common stockholders in the calculation of loss per common share.

      NextWave's obligations to pay contingent cash dividends and cash premiums upon redemption or liquidation of the preferred shares constitute embedded derivatives under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The initial estimated fair values of the respective embedded derivative were recorded as long-term liabilities in the consolidated balance sheet, reducing the reported value of the Series A Preferred Stock. In accordance with SFAS No. 133, these derivatives will be measured at fair value at each reporting date and any subsequent changes in the estimated fair value of the embedded derivative will be reported as the change in fair value of derivatives in the consolidated statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective for NextWave's fiscal year beginning December 31, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of this interpretation did not have a material impact on NextWave's financial statements.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for NextWave's fiscal year that begins on December 30, 2007, with early adoption permitted. NextWave's management is in the process of evaluating the impact of the adoption of SFAS No. 157.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 is effective for NextWave's fiscal year that begins on December 30, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 159. NextWave's management is currently evaluating whether or not to elect the option provided for in this standard.

RECLASSIFICATION

      To conform to the current presentation in the consolidated balance sheet at June 30, 2007, a reclassification of $0.3 million in inventory was made from prepaid expenses and other current assets to inventory in the consolidated balance sheet at December 30, 2006. This reclassification had no effect on reported current assets or net cash used in operating activities.

2.    COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

SHORT-TERM INVESTMENTS AND RESTRICTED CASH

      Short-term investments and restricted cash consist of the following:

                                                          JUNE 30,  DECEMBER 30,
(in thousands)                                              2007         2006
                                                         ---------    ---------
Municipal securities                                     $ 158,209    $ 177,436
Commercial paper                                            77,167         --
Equity securities                                           15,335         --
U.S. Treasury and Agency obligations                        10,199       39,051
Money market funds                                           3,115          500
Corporate notes                                               --         25,694
Cash                                                          --             24
                                                         ---------    ---------
 Total portfolio                                           264,025      242,705
Less restricted portion                                    (75,000)     (75,000)
                                                         ---------    ---------
 Total unrestricted short-term investments               $ 189,025    $ 167,705
                                                         =========    =========

INVENTORY

      Inventory consists of the following:

                                                          JUNE 30,  DECEMBER 30,
(in thousands)                                              2007         2006
                                                         ---------    ---------
Raw materials                                            $   1,105    $     --
Work in process                                                326           266
Finished goods                                               6,266           --
                                                         ---------    ---------
                                                         $   7,697    $     266
                                                         =========    =========

WIRELESS LICENSES, GOODWILL AND OTHER INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                     JUNE 30, 2007                        DECEMBER 30, 2006
                            -------------------------------      --------------------------------
                            WEIGHTED                             WEIGHTED
                            AVERAGE     LIFE                     AVERAGE      LIFE
                              LIFE      GROSS                      LIFE       GROSS
                              (IN      CARRYING  ACCUMULATED       (IN       CARRYING  ACCUMULATED
(dollars in thousands)       YEARS)     AMOUNT   AMORTIZATION     YEARS)      AMOUNT   AMORTIZATION
                            --------   --------    --------      --------    --------    --------
Amortized intangible
assets:
 Leased wireless spectrum
   licenses                     15.5   $ 95,060    $  7,386          14.1    $ 82,385    $  4,438
 Purchased technology            7.0     33,464       4,427           7.0       9,614       1,821
 Purchased customer base         8.0      7,480       1,541           8.0       5,960       1,044
 Non-compete agreements          4.0      3,740       1,659           4.0       2,800       1,193
 Purchased tradenames and
   trademarks                    6.9      3,634         207           --          --          --
 Other                           7.7      1,945         349           7.4       2,002         252
                                       --------    --------                  --------    --------
                                       $145,323    $ 15,569                  $102,761    $  8,748
                                       ========    ========                  ========    ========
Intangible assets not
 subject to amortization:
 Wireless spectrum
 licenses                              $484,030                              $450,051
 Goodwill                               168,377                                32,184
 Purchased tradenames and
   trademarks                             2,400                                 2,504
                                       --------                              --------
                                       $654,807                              $484,739
                                       ========                              ========

      In March 2007, NextWave acquired all of the outstanding shares of common stock of 4253311 Canada Inc., a Canadian company, which resulted in the addition of $33.8 million of wireless spectrum licenses not subject to amortization. The assets of the company are comprised almost entirely of wireless spectrum. The acquisition of 4253311 Canada Inc. was accounted for as an acquisition of assets rather than as an acquisition of a business based on guidance under EITF 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business." The value assigned to the wireless spectrum includes the cash purchase price of $26.0 million, closing costs of $0.2 million, and $7.6 million in associated deferred tax liabilities as determined in accordance with EITF 98-11, "Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations," ("EITF 98-11").

      During the six months ended June 30, 2007, NextWave acquired other licensed spectrum rights for $2.7 million in cash and $5.2 million through the assumption of lease liabilities.

      The $136.2 million increase in goodwill in the consolidated balance sheets from December 30, 2006 to June 30, 2007, resulted from $137.0 million from current year business acquisitions, reduced by $0.8 million for reductions to accrued liabilities related to 2005 and 2006 acquisitions.

      The estimated aggregate amortization expense for amortized intangible assets owned as of June 30, 2007, is expected to be $8.1 million during the remainder of 2007 and $15.5 million, $14.4 million, $13.3 million, $12.5 million and $66.0 million during fiscal years 2008, 2009, 2010, 2011 and thereafter, respectively.

PROPERTY AND EQUIPMENT

      Property and equipment, net, consists of the following:

                                                       JUNE 30,     DECEMBER 30,
(in thousands)                                           2007           2006
                                                       --------       --------
Furniture and equipment                                $ 20,248       $ 13,626
Purchased software                                        7,969          7,296
Leasehold improvements                                    2,941          2,358
Construction in progress                                 10,376            846
                                                       --------       --------
                                                         41,534         24,126
Less: Accumulated depreciation                          (11,051)        (6,597)
                                                       --------       --------
    Total property and equipment, net                  $ 30,483       $ 17,529
                                                       ========       ========

      Construction in progress at June 30, 2007, includes $9.9 million in accumulated costs for NextWave's property in Henderson, Nevada. Occupancy commenced in July 2007, at which time the costs will be capitalized and depreciation of the assets will commence.

ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                       JUNE 30,     DECEMBER 30,
(in thousands)                                           2007           2006
                                                       --------       --------
 Accrued payroll and related expenses                  $ 13,838       $  9,417
 Accrued contract losses                                 13,164            529
 Accrued interest                                        11,184         11,178
 Accrued expenses                                         6,440          4,870
 Accrued professional fees                                3,386          3,746
 Accrued equity distributions payable                        80          2,034
 Other                                                    2,520          1,763
                                                       --------       --------
   Total accrued liabilities                           $ 50,612       $ 33,537
                                                       ========       ========

3.    BUSINESS COMBINATIONS

IPWIRELESS

      In May 2007, NextWave acquired all of the equity interests in IPWireless, Inc., a privately-held company that supplies TD-CDMA network equipment and subscriber terminals. The IPWireless TDtv solution, based on 3GPP Multimedia Broadcast Multicast Service (MBMS), allows UMTS Operators to deliver mobile television and other multimedia services using their existing 3G spectrum and networks, without impacting their current voice and data services. The primary reason for the acquisition is to provide customers with cost-effective and high-performance mobile broadband products and solutions by expanding IPWireless' product portfolio to incorporate WiMAX and/or Wi-Fi technologies.

      The total cost of the acquisition of $99.6 million includes $25.7 million in cash and 7.7 million shares of NextWave's common stock, valued at $74.5 million paid for the equity interests, closing costs of $3.2 million, less cash acquired of $3.8 million. The fair value of the common stock issued was based upon the actual number of shares issued to the IPWireless shareholders using the average closing trading price of NextWave common stock on Nasdaq during a five-day trading period beginning two trading days prior to the announcement of the acquisition on April 9, 2007. Under the purchase method of accounting, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition in accordance with SFAS No. 141 as follows:

(in thousands)
 Accounts receivable                                                   $ 13,138
 Inventory                                                                4,643
 Deferred contract costs                                                  1,687
 Prepaid and other current assets                                         1,623
 Property and equipment                                                   1,996
 Other noncurrent assets                                                    413
 Goodwill                                                               127,885
 Accounts payable and other current liabilities                         (26,843)
 Deferred revenue                                                       (11,544)
 Provision for loss contract                                            (13,440)
                                                                       --------
   Total acquisition cost                                              $ 99,558
                                                                       ========


      The excess of the purchase price over the acquired net tangible assets of $127.9 million has been preliminarily allocated to goodwill in the consolidated balance sheet and is expected to be allocated between goodwill and identifiable intangible assets during the third quarter of 2007 once NextWave has completed a purchased intangible asset valuation. The related impact from value assigned to in-process research and development costs or to amortization expense, if any, will be adjusted on a prospective basis.

      The results of IPWireless' operations have been included in the accompanying consolidated financial statements from the date of acquisition.

      Additional consideration of up to $135.0 million may be paid based upon the achievement of certain revenue milestones between 2007 and 2009, inclusive, as specified in the agreement, with potential payments of up to $50.0 million in late 2007 or 2008, up to $7.5 million in 2008, up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to approximately $114.0 million of such additional consideration will be payable in cash or shares of common stock at NextWave's election and up to approximately $21.0 million of such amounts will be payable in cash or shares of common stock at the election of the representative of IPWireless shareholders. Five million dollars of the consideration paid at closing and $21.0 million of the additional consideration that may be earned post-closing has or will be placed in escrow for 12 months from the closing date, which will be available to compensate NextWave for certain losses, including any losses it may incur as a result of any breach of the representations and warranties or covenants of IPWireless contained in the merger agreement. In accordance with SFAS No. 141, "Business Combinations," the contingent consideration, if any, paid to non-employee and employee stockholders will be recorded as additional purchase price when the contingency is resolved and the consideration is determinable and becomes issuable. Contingent consideration, if any, paid to employee shareholders is regarded as additional purchase price rather than compensation as payment of the contingent consideration is not contingent upon continuing employment.

      NextWave has also adopted the IPWireless, Inc. Employee Stock Bonus Plan which provides IPWireless employees with shares of NextWave common stock having an aggregate value of up to $7.0 million, valued at the time of grant, contingent upon the achievement of certain revenue milestones relating to IPWireless' public safety business and TDtv business. In accordance with SFAS 123(R), "Share-Based Payment," the fair value of the stock bonuses will be determined on the date of grant and amortized to compensation expense over the estimated service period once the achievement of the milestones becomes probable. The probability of achievement of the performance conditions will be reassessed at each reporting date.

      In connection with the acquisition, NextWave recorded an accrual for a provision for loss contracts that existed at the time of the acquisition and an accrual for severance for four IPWireless employees whose employment terminated as a result of the acquisition. Activity for these liabilities is as follows:




                                      OPENING                            BALANCE
                                      BALANCE                AMOUNT S    AT JUNE
                                       SHEET   PROVISION     PAID IN       30,
(in thousands)                        ACCRUAL   UTILIZED      CASH        2007
                                      -------    -------     -------     -------
Provision for loss contracts          $13,440    $  (334)    $  --       $13,106
Accrued severance                         552       --          (516)         36


GO NETWORKS

      In February 2007, NextWave acquired all of the outstanding common stock and warrants of GO Networks, Inc., a privately-held company with research and development facilities in Tel Aviv, Israel. GO Networks develops advanced mobile Wi-Fi network solutions for service providers. The primary reason for the acquisition is to complement NextWave's WiMAX product line with wide-area and local-area wireless broadband services using stand-alone or integrated Wi-Fi/WiMAX solutions that utilize both licensed and license-exempt spectrum.

      The total cost of the acquisition of $16.9 million includes cash paid for the common stock and warrants of $13.4 million, interim funding of $1.9 million, closing costs of $0.7 million, the assumption of $1.3 million in debt which was paid at closing, less cash acquired of $0.4 million. Under the purchase method of accounting, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition in accordance with SFAS No. 141 as follows:

(in thousands)
 Prepaid and other current assets                                      $    693
 Property and equipment                                                   1,110
 Other noncurrent assets                                                     26
 Intangible assets                                                       22,180
 Accounts payable and accrued liabilities                                (1,938)
 Long-term obligations                                                   (5,177)
                                                                       ---------
   Total acquisition cost                                              $ 16,894
                                                                       =========

      The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $22.2 million. The fair value assigned to purchased technology was determined by applying the income approach using the excess earnings methodology which involves estimating the future discounted cash flows to be derived from the currently existing technologies. The purchased trade names and trademarks were valued using the income approach using the relief from royalty method, which assumes value to the extent that GO Networks is relieved of the obligation to pay royalties for the benefits received from them. The fair value assigned to the purchased customer base existing on the acquisition date was determined by applying the income approach using the excess earnings methodology based upon estimated future discounted cash flows attributable to revenues project to be generated from those customers. The non-compete agreements were valued using the with-and-without method, based on the present value of cash flows associated with the savings due to having the agreements in place. The amount allocated to intangible assets and their respective amortizable lives is attributed to the following categories:

                                                         LIFE
(dollars in thousands)                                 (IN YEARS)      AMOUNT
                                                       ----------    ---------
 Purchased technology                                      7         $  18,200
 Purchased trade names and trademarks                      7             2,660
 Non-compete agreements                                    4               840
 Purchased customer base                                   8               480
                                                                     ---------
                                                                     $  22,180


      The results of GO Network's operations have been included in the accompanying consolidated financial statements from the date of acquisition.

      Additional purchase consideration of up to $25.6 million and $0.1 million may be paid in shares of NextWave common stock and cash, respectively, subject to the achievement of specified operational milestones in February and August 2008, which include customer acceptance of certain product units and the continued employment of key employees. In accordance with SFAS No. 141, "Business Combinations," the contingent consideration, if any, paid to non-employee stockholders and to employee stockholders whose consideration is not contingent upon continuing employment will be recorded as additional purchase price when the contingency is resolved and the consideration is determinable and becomes issuable. In accordance with EITF 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," contingent consideration, if any, paid to employee stockholders that is contingent upon continuing employment will be expensed over any remaining earnout period as compensation when the payment becomes probable. The probability of achievement of the performance conditions will be reassessed at each reporting date.

      NextWave also adopted the GO Networks Employee Stock Bonus Plan, whereby a select group of employees may receive up to an aggregate of $5.0 million in shares of NextWave common stock, valued at the time of grant, upon the achievement of specified operational milestones in February and August 2008, which include customer acceptance of certain product units and the continued employment of the employee in addition to key employees. In accordance with SFAS 123(R), "Share-Based Payment," the fair value of the stock bonuses will be determined on the date of grant and amortized to compensation expense over the estimated service period once the achievement of the milestones becomes probable. The probability of achievement of the performance conditions will be reassessed at each reporting date.

SDC SECURE DIGITAL CONTAINER

      In January 2007, NextWave, through its wholly-owned subsidiary, PacketVideo Corporation, acquired all of the shares of SDC Secure Digital Container AG ("SDC"), a privately held company headquartered in Basel, Switzerland that develops Java music clients for mobile phones. The primary reason for the acquisition is to complement PacketVideo's software for native operating systems, such as Symbian and Linux, with a solution that can address the large number of handsets that support Java applications, expanding the number of mobile operators and music services supported by PacketVideo. The total cost of the acquisition was $17.8 million, which includes cash paid for the registered voting shares of $18.8 million, closing costs of $0.3 million, less cash acquired of $1.3 million.

      NextWave recorded $9.1 million in goodwill in connection with the acquisition of SDC. The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $8.4 million as follows:

                                                         LIFE
(dollars in thousands)                                 (IN YEARS)      AMOUNT
                                                       ----------    ---------
 Purchased technology                                      7         $   5,650
 Purchased customer base                                   6             1,040
 In-process research and development                       --               860
 Purchased trade names and trademarks                      10              760
 Non-compete agreements                                    2               100
                                                                     ---------
                                                                     $   8,410
                                                                     =========

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

      The results of SDC's operations have been included in the accompanying consolidated financial statements from the date of acquisition.

      PRO FORMA RESULTS

       The following unaudited pro forma financial information assumes that the acquisitions of IPWireless and GO Networks occurred on December 31, 2006 and January 1, 2006, respectively. The unaudited pro forma financial information does not reflect the SDC acquisition, as the effect of the acquisition was not significant on an individual basis. These unaudited pro forma financial results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition occurred on these dates, or of future results of operations. The unaudited pro forma results for the three and six months ended June 30, 2007 and July 1, 2006, are as follows:

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                       -------------------  -------------------
                                        JUNE 30,   JULY 1,   JUNE 30,   JULY 1,
(in thousands)                           2007       2006      2007       2006
                                       --------   --------  --------   --------
Revenues                               $ 13,491   $  6,911  $ 22,862   $ 11,192
 Net loss                               (70,007)   (38,488) (140,000)   (70,476)
 Net loss applicable to common shares   (76,805)   (38,488) (147,022)   (70,476)
 Net loss per common share - basic and
diluted                                $  (0.83)  $  (0.43) $  (1.60)  $  (0.79)


      The pro forma amounts above include interest expense on debt assumed that is calculated using NextWave's effective borrowing rate at the date of acquisition.


4.    RELATED PARTY TRANSACTIONS

      On March 28, 2007, NextWave issued and sold 355,000 shares of its Series A Senior Convertible Preferred Stock at a price of $1,000 per share. In addition to other investment funds and institutional investors, 14%, 14% and 28% of the Series A Senior Convertible Preferred Stock was sold respectively to Navation, Inc., an entity owned by Allen Salmasi, NextWave's Chairman and Chief Executive Officer, Manchester Financial Group, L.P., an entity indirectly owned and controlled by Douglas F. Manchester, a member of NextWave's Board of Directors, and affiliates of Avenue Capital, of which a member of NextWave's Board of Directors, Robert Symington, is a portfolio manager. Kevin Finn, NextWave's Chief Compliance Officer, also purchased less than 1% of the Series A Senior Convertible Preferred Stock.


5.    LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

                                                        JUNE 30,    DECEMBER 30,
(dollars in thousands)                                    2007          2006
                                                       ---------     ---------
7% Senior Secured Notes, $350,000 due
  2010, net of unamortized discount and
  fair value of warrants of $60,506 and
  $69,325 at June 30, 2007 and December 30,
  2006, respectively, interest payable
  semiannually in January and July each
  year, secured by $488,300 in FCC licenses
  and spectrum leases and $75,000 in restricted
  cash                                                 $ 289,494     $ 280,675
Wireless spectrum leases, weighted average
  imputed interest rates of 9.59% and 8.43%
  at June 30, 2007 and December 30, 2006,
  respectively, scheduled maturities ranging
  from 2011 through 2036, net of unamortized
  discounts of $19,901 and $9,758 at June 30,
  2007 and December 30, 2006, respectively,
  with three to five renewal options ranging
  from 10 to 15 years each.                               23,644        20,091
9.08% note, due June 1, 2009, principal and
  interest of $214 payable monthly, net of
  unamortized discount of $214, secured by
  $24,139 in assets held by GO Networks                    4,544          --
Other                                                        336           329
                                                       ---------     ---------
Total long-term obligations                              318,018       301,095
Less current portion                                      (6,093)       (3,065)
                                                       ---------     ---------
  Long-term portion                                    $ 311,925     $ 298,030
                                                       =========     =========


      Payments due on these obligations during each of the five years subsequent to June 30, 2007 are as follows:

(in thousands)
Fiscal Years:
2007 (remaining six months)                                            $  1,464
2008                                                                      6,202
2009                                                                      5,214
2010                                                                    353,429
2011                                                                      3,246
Thereafter                                                               29,084
                                                                       --------
                                                                        398,639
Less unamortized discount                                               (80,621)
Less current portion                                                     (6,093)
                                                                       --------
   Total long-term obligations                                         $311,925
                                                                       ========

      The purchase agreement for the 7% Senior Secured Notes contains representations and warranties, affirmative and negative covenants including, without limitation, NextWave's obligation to not become liable to any additional indebtedness, subject to certain exceptions including the ability to enter into spectrum leases or to incur $25.0 million of acquired company debt or purchase money indebtedness. As of June 30, 2007, NextWave has become liable for additional indebtedness totaling $13.9 million.

      In connection with the issuance of the 7% Senior Secured Notes, NextWave issued warrants to the purchasers of the Notes to purchase an aggregate of 2.6 million shares of common stock at an exercise price of $0.01 per share. The warrants were exercisable from and after the date of issuance, November 13, 2006. During the three and six months ended June 30, 2007, warrants to purchase
0.7 million shares of common stock were exercised and at June 30, 2007, 1.9 million shares of common stock remained subject to issuance upon exercise of outstanding and exercisable warrants.


6.    INCOME TAXES

      The provision for income taxes during interim quarterly reporting periods is based on NextWave's estimate of the annual effective tax rate for the full fiscal year. NextWave determines the annual effective tax rate based upon its estimated "ordinary" income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring items. Significant management judgment is required in projecting NextWave's annual income and determining its annual effective tax rate. NextWave provides for income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense and any deferred income tax expense resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss and tax credit carryforwards.

      NextWave must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that NextWave believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. NextWave considers all available evidence, both positive and negative, to determine the need for a valuation allowance, including its historical operating losses. NextWave has recorded a full valuation allowance on its net deferred tax asset balances for all periods presented because of uncertainties related to utilization of the deferred tax assets. Deferred tax liabilities associated with certain wireless licenses held in the United States and Canada cannot be considered a source of taxable income to support the realization of deferred tax assets, because these deferred tax liabilities will not reverse until some indefinite future period. The deferred tax liability and the related assigned value of certain wireless license assets were determined in accordance with EITF 98-11.

      For the three and six months ended June 30, 2007, NextWave's effective tax rate was 0.37% and 0.36%, respectively. For the three and six months ended June 30, 2007, NextWave recorded a provision for income taxes of $0.2 million and $0.4 million, respectively.

      NextWave adopted Financial Interpretation Number 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") on December 31, 2006, the beginning of its 2007 fiscal year. The adoption of FIN 48 did not have an effect on NextWave's effective income tax rate for the three and six months ended June 30, 2007.

      As of December 31, 2006, NextWave did not have any unrecognized tax benefits or related accrued interest or penalties and no cumulative effect adjustment was recorded to retained earnings as a result of adopting FIN 48. Should any unrecognized benefits arise in future, NextWave will determine its policy for recording interest and penalties on such unrecognized tax benefits at that time.

        NextWave did not generate any unrecognized tax benefits during the three and six months ended June 30, 2007 and does not believe any material adjustments will be made related to unrecognized tax benefits for the remainder of 2007. NextWave does not believe it will generate any material unrecognized tax benefits within the next 12 months.

       As of June 30, 2007, NextWave is not subject to any United States federal, state, local or foreign income tax examinations by tax authorities for the current or any prior reporting periods.


7.    COMMITMENTS AND CONTINGENCIES

Pending Business Investments

      During the three months ended June 30, 2007, NextWave's majority-owned subsidiary, Inquam Broadband GmbH, loaned to WiMAX Telecom AG a total of $0.9 million, which is included in prepaid and other current assets in the consolidated balance sheet at June 30, 2007.

Services and Other Agreements

      NextWave enters into non-cancelable software license agreements and agreements for the purchase of software development and engineering services to facilitate and expedite the development of software modules and applications required in its WiMAX development activities. The services agreements contain provisions for minimum commitments based on the number of team members and their respective billing rates. At June 30, 2007, estimated future minimum payments due under the terms of these agreements, which expire on various dates through 2011 are as follows:

(in thousands)
Fiscal Years:
2007 (remaining six months)                                             $  9,209
2008                                                                      11,310
2009                                                                       2,474
2010                                                                       2,700
2011                                                                       4,361
                                                                        --------
   Total                                                                $ 30,054
                                                                        ========


Capital Expenditures

      In connection with its acquisition of an office building in Henderson, Nevada, and its lease facilities in San Diego, California, NextWave entered into agreements in 2007 for the construction of interior improvements aggregating $5.2 million, of which $3.1 remains to be paid under these contracts at June 30, 2007.

Operating Leases

       NextWave leases its office and research facilities, cell sites and certain office equipment under noncancellable operating leases expiring on various dates through 2015. Certain commitments have renewal options extending through the year 2031. One of the new facility lease agreements requires a $2.5 million letter of credit which will be reduced gradually until termination of the lease in 2012. Future minimum lease payments under noncancellable operating leases, net of sublease rentals at June 30, 2007, are as follows:

                                             LEASE        SUBLEASE
(in thousands)                            COMMITMENTS      RENTALS         NET
                                            --------      --------      --------
Fiscal Years:
2007 (remaining six months)                 $  4,919      $   (117)     $  4,802
2008                                           9,261          (198)        9,063
2009                                           7,934           --          7,934
2010                                           6,676           --          6,676
2011                                           4,459           --          4,459
Thereafter                                     1,782           --          1,782
                                            --------      --------      --------
                                            $ 35,031      $   (315)     $ 34,716
                                            ========      ========      ========

LEGAL PROCEEDINGS

      From time to time, NextWave is a party to various legal proceedings that arise in the ordinary course of its business. While management presently believes that the ultimate outcome of any such proceedings, individually and in the aggregate, will not have a material adverse effect on NextWave's financial position, cash flows or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur.

      PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE. On June 8, 1998, NextWave Personal Communications Inc., NextWave Power Partners Inc. and the predecessor to NextWave Wireless Inc., all direct and indirect wholly owned subsidiaries of NextWave Telecom Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the southern District of New York. On December 23, 1998, NextWave Telecom Inc. filed its voluntary petition, in order to implement an overall corporate restructuring. On March 1, 2005, the Bankruptcy Court confirmed the Third Joint Plan of Reorganization, dated January 21, 2005. The cornerstone of the Plan of Reorganization was the sale of NextWave Telecom and its subsidiaries, excluding the predecessor to NextWave Wireless inc., to Verizon Wireless for approximately $3.0 billion. Pursuant to the Plan of Reorganization, on April 13, 2005, all non-PCS assets and liabilities of the NextWave Telecom group were contributed to the predecessor to NextWave Wireless Inc., and the predecessor to NextWave Wireless Inc. was capitalized with $550.0 million in cash. Through this process, the predecessor to NextWave Wireless Inc. was reconstituted as a company with a new capitalization and a new wireless technology business plan. All claims made in connection with the Chapter 11 case have been resolved, and NextWave has received a decree of final judgment closing the Chapter 11 case.

8.    REDEEMABLE SERIES A SENIOR CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
EQUITY

PREFERRED AND COMMON STOCK

      NextWave has authorized 25 million shares of preferred stock, of which 355,000 shares have been designated as Series A Senior Convertible Preferred Stock. Shares of the preferred stock may be issued in any number of series as determined by the board of directors. The board of directors is also authorized to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

      NextWave has authorized 400 million shares of common stock, of which 92.6 million were issued and outstanding at June 30, 2007, including 0.2 million restricted shares. At June 30, 2007, NextWave had the following common shares reserved for future issuance upon the exercise or issuance of the respective equity instruments:

 (in thousands)
Series A Senior Convertible Preferred Stock                               32,756

Stock options:
  Granted and outstanding                                                 17,765
  Available for future grants                                             16,226
Warrants                                                                   2,436
Contingently issuable shares under advisory contract                         833
                                                                        --------
                                                                          70,016
                                                                        ========

      Additionally, NextWave may issue up to $25.6 million and $5.0 million in shares of NextWave common stock, to be valued at the time of issuance, under the GO Merger Agreement and the GO Networks Employee Stock Bonus Plan, respectively, upon the achievement of specified operational milestones in February and August 2008. NextWave may also issue up to $135.0 million and $7.0 million in shares of NextWave common stock, to be valued at the time of issuance, under the IPWireless Agreement and Plan of Merger and the IPWireless, Inc. Employee Stock Bonus Plan, respectively, upon the achievement of specified revenue and operational milestones during 2007 through 2010.

SERIES A SENIOR CONVERTIBLE PREFERRED STOCK

      On March 28, 2007, NextWave issued and sold 355,000 shares of its Series A Senior Convertible Preferred Stock (the "Series A Preferred Stock") at a price of $1,000 per share. The Series A Preferred Stock was issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933. NextWave received $351.1 million in net proceeds from the sale of the Series A Preferred Stock. Costs incurred to issue the shares totaled $3.9 million. The net proceeds are used to fund operations, accelerate the development of new wireless technologies, expand NextWave's business and enable future strategic acquisitions.

      DIVIDEND RIGHTS. The Series A Preferred Stock is entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until March 2011, NextWave can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. From and after March 2011, NextWave must declare dividends in cash each quarter, subject to applicable law. The terms of NextWave's 7% Senior Secured Notes due 2010 currently prevent the payment of cash dividends on the Series A Preferred Stock. The dividend rate is subject to adjustment to 10% per annum if NextWave defaults on its dividend payment obligations, fails to file a shelf registration statement with the Securities and Exchange Commission on or prior to July 31, 2007, or fails to cause the shelf registration statement to be declared effective on or prior to November 30, 2007. The dividend rate is also subject to adjustment to 15% per annum if NextWave fails to comply with the protective covenants of the Series A Preferred Stock described below and to 18% per annum if NextWave fails to convert or redeem the Series A Preferred Stock when required to do so, as described below.

      NextWave accrued for $6.7 million and $7.0 million in undeclared dividends during the three and six months ended June 30, 2007, respectively.

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

      CONVERSION RIGHTS AND REDEMPTION RIGHTS. Each share of Series A Preferred Stock is convertible into a number of shares of NextWave's common stock equal to the liquidation preference then in effect divided by $11.05. The Series A Preferred Stock is convertible at any time at the option of the holder, or at NextWave's election after September 28, 2008, subject to the trading price of its common stock reaching $22.10 for a specified period of time, except that such threshold price will be reduced to $16.575 on the earlier of March 28, 2010, or NextWave's consummation of a qualified public offering. NextWave will not be entitled to convert the Series A Preferred Stock at its election unless a shelf registration statement covering the shares of common stock to be issued upon conversion is then effective or the shares are no longer considered restricted securities under the Securities Act. At June 30, 2007, the liquidation preference totaled $362.0 million. If all shares of Series A Preferred Stock were converted at June 30, 2007, NextWave would be obligated to issue 32.8 million shares of its common stock.

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

      RIGHT TO RECEIVE LIQUIDATION DISTRIBUTIONS. The Series A Preferred Stock has an initial liquidation preference of $1,000 per share, subject to increase for accrued dividends as described above. The liquidation preference would become payable upon redemption, as described above, upon a liquidation or dissolution of our company, or upon deemed liquidation events including a change in control, merger or sale of all or substantially all of NextWave's assets, unless the holders of Series A Preferred Stock provide a 75% vote to not treat a covered event as a deemed liquidation. Upon a deemed liquidation event, the Series A Preferred Stock will be entitled to receive an amount per share equal to the greater of 120% of the liquidation preference or the amount that would have been received if such share had converted into common stock in connection with such event.

      NextWave's obligations to pay contingent cash dividends and cash premiums upon redemption or liquidation of the preferred shares constitute embedded derivatives, the initial estimated fair values of which aggregated $0.2 million and have been recorded as long-term liabilities in the consolidated balance sheet, reducing the reported value of the Series A Preferred Stock. At June 30, 2007, the estimated fair values of the embedded derivatives totaled $0.4 million, resulting in a charge to other income and expense of $0.2 million during the three and six months ended June 30, 2007. Any subsequent changes in the estimated fair values of the embedded derivative will be reflected in future statements of operations as other income and expense in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

9.    EQUITY COMPENSATION PLANS

      During the six months ended June 30, 2007, NextWave added four share-based compensation plans that provide for awards to acquire shares of NextWave's common stock, increasing the total number of plans from two to six: the PacketVideo 2005 Equity Incentive Plan, the NextWave 2007 New Employee Stock Incentive Plan, the GO Networks Employee Stock Bonus Plan and the IPWireless, Inc. Employee Stock Bonus Plan.

      On January 3, 2007, concurrent with the listing of NextWave's common stock on Nasdaq, an option to purchase one share of common stock of NextWave for $6.00 per share was issued for every six options to purchase shares of common stock of PacketVideo under the PacketVideo 2005 Equity Incentive Plan. The exchange of 1,566,000 options was accounted for as a modification under SFAS 123(R) in which the fair value of the new options at the date of exchange was less than the fair value of the options exchanged immediately before the exchange, resulting in no incremental share-based compensation expense.

      In February 2007, the board of directors for NextWave adopted the NextWave 2007 New Employee Stock Incentive Plan. The plan, as amended in June 2007, provides for an aggregate of 5.0 million shares of common stock to be available for future grants of nonqualified stock options, or restricted, performance-based, bonus, phantom or other share-based awards to employees or directors of NextWave.

      In February 2007, concurrent with NextWave's acquisition of GO Networks Inc., NextWave established the GO Networks Employee Stock Bonus Plan whereby a select group of employees may receive up to an aggregate of $5.0 million in shares of NextWave common stock, valued at the time of issuance, upon the achievement of specified operational milestones in February and August 2008.

      In May 2007, concurrent with NextWave's acquisition of IPWireless, Inc., NextWave established the IPWireless, Inc. Employee Stock Bonus Plan whereby employees and consultants may receive up to an aggregate of $7.0 million in shares of NextWave common stock, valued at the time of issuance, payable upon the achievement of three separate revenue milestones to be measured at January 1 of each of 2008, 2009 and 2010.

      In May 2007, NextWave shareholders approved an amendment to the NextWave Wireless Inc. 2005 Stock Incentive Plan to provide for an additional 15.0 million common shares for awards under the plan.

      At June 30, 2007, NextWave may issue up to $5.0 million in shares of NextWave common stock under the GO plan, $7.0 million in shares of common stock under the IPWireless plan and an aggregate of 33,991,000 shares of common stock under its remaining plans, of which 17,765,000 are granted and outstanding options and 16,226,000 are available for future grants.

      The following table summarizes the status of stock options issued under these plans at June 30, 2007, and activity during the six months ended June 30, 2007:

                                                                        WEIGHTED
                                                                         AVERAGE
                                                            OPTIONS    EXERCISE
                                                              (IN      PRICE PER
                                                           THOUSANDS)    SHARE
                                                           ----------  ---------
Outstanding at December 30, 2006                             10,934       $6.20
Granted                                                       5,976       $9.78
Exercised                                                      (272)      $5.69
PacketVideo options exchanged                                 1,566       $6.00
Canceled                                                       (439)      $7.47
                                                             ------
   Outstanding at June 30, 2007                              17,765       $7.37
                                                             ======
   Exercisable at June 30, 2007                              10,394       $5.96

Employee Share-Based Compensation

      NextWave recognized employee share-based compensation expense from stock options of $1.5 million and $2.3 million for the three and six months ended June 30, 2007, respectively, and $1.7 million for the three and six months ended July 1, 2006, under the provisions of SFAS 123(R).

      NextWave utilized the Black-Scholes valuation model for estimating the fair value of NextWave stock awards to employees at the date of grant or modification, with the following assumptions:

                                                            SIX MONTHS ENDED
                                                          JUNE 30,    JULY 1,
                                                            2007        2006
Risk-free interest rate                                  4.54%-4.99% 4.36%-5.11%
Expected term (in years)                                     3.5-5.5    1.5-5.5
Weighted average expected stock price volatility                 50%        50%
Expected dividend yield                                           0%         0%
Weighted average grant-date fair value of options granted      $4.01      $2.17

      Total compensation cost of options granted to employees that were not yet vested as of June 30, 2007, was $21.7 million, which is expected to be recognized over a weighted average period of 3.4 years.

      In May 2007, NextWave granted 0.2 million unrestricted bonus shares to employees as additional compensation in lieu of annual cash bonuses. The fair value of the shares on the date of grant was $9.22 per share, representing $2.3 million in compensation expense that was recognized during the three months ended June 30, 2007.


NON-EMPLOYEE SHARE-BASED COMPENSATION

      Share-based compensation expense for non-employee options, warrants and restricted shares totaled $0.5 million and $1.2 million during the three and six months ended June 30, 2007, respectively, and $0.4 million and $0.7 million during the three and six months ended July 1, 2006, respectively. The fair value assigned to the vested increments of these awards was estimated at the date of vesting and, for the unvested increments, at the respective balance sheet reporting date, using the Black-Scholes option-pricing model based on the following weighted average assumptions applied during the six months ended June 30, 2007 and July 1, 2006:

                                                                      RESTRICTED
                                                                        COMMON
                                             OPTIONS       WARRANTS     SHARES
                                             -------       --------     ------
SIX MONTHS ENDED JUNE 30, 2007:
-------------------------------
Risk-free interest rate                    4.56%-5.14%        5.00% 4.48%-4.95%
Expected life (in years)                       6.0-9.9          3.0     0.5-4.0
Weighted average expected stock price
volatility                                         50%          50%         50%
Expected dividend yield                             0%           0%          0%
Weighted average fair value of awards            $5.54        $4.18       $3.96


SIX MONTHS ENDED JULY 1, 2006:
------------------------------
Risk-free interest rate                  not applicable  5.08%-5.09%  not applicable
Expected life (in years)                 not applicable     3.0-4.0   not applicable
Expected stock price volatility          not applicable          50%  not applicable
Expected dividend yield                  not applicable           0%  not applicable
Weighted average fair value of awards    not applicable       $2.50   not applicable


      The fair value of the unvested increments will be remeasured at the end of each reporting period until vested, when the final fair value of the vesting increment is determined. Unamortized estimated share-based compensation totaled $3.1 million at June 30, 2007, and will be charged to results of operations with an offsetting increase to additional paid-in capital in the consolidated balance sheet over a weighted average period of two years.


10.   SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental disclosure of cash flow information is as follows:

                                                              SIX MONTHS ENDED
                                                             -------------------
                                                             JUNE 30,    JULY 1,
(in thousands)                                                 2007        2006
                                                             -------     -------
Cash paid for income taxes                                   $   169     $    55
Cash paid for interest                                        12,404        --

Noncash investing and financing activities:
  Wireless spectrum licenses acquired with lease
  obligations                                                  5,222       2,478
  Equity interests issued for business acquisitions           74,522       1,558


11.   SUBSEQUENT EVENTS

      In July 2007, NextWave signed a definitive agreement to acquire all shares of IPMobile, a Tokyo-based telecommunications company, held by Mori Trust Co., Ltd., of Japan for $0.7 million. The transaction closed on August 8, 2007. The acquired shares represent a 69.2% interest in IPMobile. In October 2007, IPMobile will be required to pay an annual spectrum usage tax totaling approximately $5.6 million which is anticipated to be funded by NextWave.

      In July 2007, NextWave's majority owned subsidiary Inquam Broadband GmbH acquired a 65% controlling interest in WiMAX Telecom AG, located in Zurich, Switzerland, for $11.8 million. WiMAX Telecom AG has obtained nationwide wireless broadband spectrum concessions in Austria and Slovakia, and a major spectrum concession in Croatia and currently operates WiMAX networks in Austria and Slovakia. In connection with the investment, Inquam Broadband GmbH holds an exclusive and irrevocable call option, which expires in December 2007, to purchase the shares held by the remaining shareholders for 3.6 million Euros, or $4.8 million. Conversely, the remaining shareholders of WiMAX Telecom AG hold an exclusive and irrevocable put option, which expires in December 2007, to sell their remaining interests to Inquam Broadband GmbH for 3.6 million Euros, or $4.8 million.

      In July 2007, NextWave entered into definitive agreements, subject to approval of the license transfers from the FCC, to lease spectrum located in California and Illinois for an aggregate payment of $20.5 million, plus subsequent lease payments approximating $0.8 million annually through 2017. The leases expire on various dates through 2017 and each provides for three consecutive 10-year renewals.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report. Additionally, the following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 30, 2006, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007.

OVERVIEW


SECOND QUARTER OF 2007 HIGHLIGHTS

      o Our revenues, net loss and net loss applicable to common shares for the second quarter of 2007 totaled $12.8 million, $65.3 million and $72.1 million, or $0.81 per share, respectively, compared to $6.3 million, $22.7 million, $22.7 million, or $0.28 per share, respectively, for the second quarter of 2006.

      o Our revenues, net loss and net loss applicable to common shares for the first six months of 2007 totaled $20.6 million, $114.7 million and $121.7 million, or $1.41 per share, respectively, compared to $10.2 million, $38.1 million, $38.1 million, or $0.47 per share, respectively for the first six months of 2006.

      o On May 11, 2007, we acquired all of the equity interests in IPWireless, Inc., for $99.6 million, which includes cash and common shares paid to the equity interests holders totaling $25.7 million and $74.5 million, respectively, closing costs of $3.2 million, less cash acquired of $3.8 million. Additional cash and stock consideration of up to $135.0 million may be payable based upon the achievement by IPWireless, Inc. of certain revenue milestones between 2007 and 2009.


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

      To help accelerate global market adoption of our mobile broadband products, we intend to make our significant spectrum holdings available, under a variety of business arrangements, to customers of our wireless broadband products and technologies. Our spectrum footprint in the U.S. covers over 248 million people and includes many of the largest metropolitan areas in the country. In addition, we have also acquired nationwide spectrum in numerous international markets including Germany, Switzerland, Austria, Slovakia, Croatia and Canada.

      Our wireless broadband products and technologies are developed and marketed through our operating subsidiaries. While, on a stand-alone basis, each subsidiary is focused on providing customers with competitive products and technologies targeted at a specific aspect of the mobile broadband ecosystem, we expect that the combined offerings of our operating companies will form a complete, end-to-end, next-generation wireless broadband solution. The following is a summary of each of our major subsidiaries products and capabilities:

      NEXTWAVE BROADBAND INC. - Mobile broadband semiconductors and network components based on WiMAX and Wi-Fi technologies, terminal device reference designs and network implementation services;

      PACKETVIDEO CORPORATION - Multimedia software applications for wireless handsets and digital media convergence software solutions;

      GO NETWORKS, INC. - Carrier-class, wide-area, mobile Wi-Fi systems; and

      IPWIRELESS, INC. - Commercial and public service mobile broadband systems, access devices, and mobile broadcast systems based on TD-CDMA technology.


      NEXTWAVE BROADBAND INC. Through its Advanced Technology Group, NextWave Broadband is developing a family of mobile broadband semiconductor products based on WiMAX and Wi-Fi technologies including multi-band RF chips and high-performance, digital baseband WiMAX chips. Our chipsets are intended to provide wireless device and network equipment manufacturers with an advanced platform to develop next-generation WiMAX mobile terminal and infrastructure products. Samples of our first-generation, NW1000 chipset family, which includes a WiMAX baseband system-on-a-chip (SOC) and matched multi-band RFIC are currently available. Initial availability of our second-generation, NW2000 chipset family, the company's first chipset family designed for high-volume commercial production, is planned for the first half of 2008. In addition, the Advanced Technology Group is developing wireless network components and a family of handset and media player reference designs to highlight the features of its subscriber station semiconductor products.

      The primary design objectives of the Advanced Technology Group's products and technologies, which are intended to be sold or licensed to network infrastructure vendors, device manufacturers and service providers worldwide, are to:

      o Improve the performance, service quality and economics of WiMAX networks and enhance their ability to cost-effectively handle the large volume of network traffic associated with bandwidth-intensive, multimedia applications such as mobile television, video-on-demand, streaming audio, two-way video telephony and real-time gaming;

      o Improve the performance, power consumption and cost characteristics of WiMAX subscriber terminals;

      o Improve the degree of interoperability and integration between Wi-Fi and WiMAX systems for both Local Area Networks (LANs) and Wide Area Networks (WANs); and

      o Improve service provider economics and roaming capabilities by enabling WiMAX networks and WiMAX enabled devices to seamlessly operate across multiple frequency bands including certain unlicensed bands.

      Through its Network Solutions Group, NextWave Broadband intends to offer a full array of network services, including RF and core network design services, network implementation and management services, and back-office service solutions to service providers who deploy our WiMAX, Wi-Fi, and TD-CDMA network solutions. To demonstrate the capabilities of our network service capabilities and our wireless broadband products, the Network Solutions Group is implementing a mobile WiMAX/Wi-Fi/TD-CDMA test site in Henderson, Nevada.

      PACKETVIDEO CORPORATION. Through our PacketVideo subsidiary, we supply device-embedded multimedia software to many of the world's largest wireless carriers and wireless handset manufacturers, who use it to transform a mobile phone into a feature-rich multimedia device that provides people with the ability to stream, download and play video and music, receive live TV broadcasts, and engage in two-way video telephony. PacketVideo's software is compatible with virtually all network technologies, including WiMAX, CDMA, WCDMA, and GSM. PacketVideo has been contracted by some of the world's largest carriers, such as Verizon Wireless, Vodafone, NTT DoCoMo, Orange and T-Mobile to design and implement the embedded multimedia software capabilities contained in their handsets. To date, over 160 million PacketVideo-powered handsets have been shipped by PacketVideo's service provider and device OEM customers.

      To further enhance its market position, PacketVideo has invested in the development and acquisition of a wide range of technologies and capabilities to provide its customers with software solutions to enable home/office digital media convergence using communication protocols standardized by the Digital Living Network Alliance(TM) (DLNA(TM)). An example is PacketVideo's network-based PacketVideo Experience(TM) platform that provides for content search, discovery, organization and content delivery/sharing between mobile devices and consumer electronics products connected to an IP-based network. This innovative platform is designed to provide an enhanced user experience by intelligently responding to user preferences based on content type, day-part, and content storage location. In addition, PacketVideo's patented Digital Rights Management (DRM) solutions, already in use by many carriers globally, represent a key enabler of digital media convergence by preventing the unauthorized access or duplication of multimedia content used or shared by PacketVideo-enabled devices.

      We believe that the continued growth in global shipments of high-end handsets with multimedia capabilities, increasing demand for home/office digital media convergence solutions, and the acceleration of global deployments of mobile broadband enabled networks will substantially expand the opportunity for PacketVideo to license its suite of multimedia software solutions to service providers and to handset and consumer electronic device manufacturers.

      GO NETWORKS, INC. Through our GO Networks subsidiary we offer carrier-class mobile Wi-Fi network systems to commercial and municipal service providers worldwide. GO Networks' family of micro, pico and femto Wi-Fi base stations utilize advanced xRFTM adaptive beamforming smart-antenna technology and a cellular-mesh Wi-Fi architecture to deliver superior Wi-Fi coverage, performance, and economics and provide service providers with a cost-effective solution to support bandwidth-intensive mobile broadband services such as video streaming, real-time gaming, web browsing, and other types of multimedia applications on a wide-area basis.

      IPWIRELESS, INC. IPWireless, which was acquired in May 2007, played a leading role in the development of 3GPP TDD Universal Mobile Telecommunications Systems (UMTS) standards and currently provides customers with an assortment of TD-CDMA mobile broadband products and technologies. Mobile broadband networks that utilize IPWireless' TD-CDMA technology, one of the first standards-based mobile broadband technologies in the world, have been commercially deployed in more than a dozen countries, including the Czech Republic, New Zealand, Germany, South Africa, Sweden, and the United Kingdom.

      The IPWireless TDtv solution, based on 3GPP Multimedia Broadcast Multicast Service (MBMS), allows UMTS operators to deliver mobile television and other multimedia services using their existing 3G spectrum and networks, with little impact on their current voice and data services. A trial of TDtv technology, recently conducted in the UK by several of the largest mobile operators in Europe, successfully demonstrated its ability to deliver high-quality, multi-channel broadcast services using the trial participants' existing spectrum. TDtv supports key consumer requirements including fast channel change times, operation at high travel speeds, and seamless integration into small profile handsets.

      In September 2006, IPWireless' TD-CDMA mobile broadband wireless technology was selected by New York City's Department of Information Technology and Telecommunications as part of a five-year contract awarded to Northrop Grumman for the deployment of a citywide, public safety, mobile wireless network. IPWireless has received an initial purchase order to deliver network equipment through November 2007 in connection with this network deployment. We believe that IPWireless' technology, as optimized for public safety applications, can be utilized to deliver cost-effective and reliable public safety network solutions in the 700MHz spectrum band plan currently under consideration by the FCC for public safety purposes.

      EFFECT OF RESTATEMENT. On March 23, 2007, we announced that our unaudited financial statements for the quarterly periods ended April 1, 2006, July 1, 2006 and September 30, 2006 should no longer be relied upon as a result of required corrections in revenue recognition under certain software contracts of our PacketVideo subsidiary and in the deferral of certain engineering costs at PacketVideo. More specifically, we determined that we were incorrectly deferring engineering design, maintenance and support and royalty revenues on contracts where post-contract customer support ("PCS") was required and no separate objective evidence of its fair value, specific to PacketVideo, existed for the PCS. We also determined that we had incorrectly deferred certain technology costs prior to achieving technological feasibility. The change has been made to defer revenue and related costs determined to the PCS portion of the contract and to expense previously capitalized engineering costs. Subsequently, we amended our quarterly report filed on Form 10-Q for the quarterly period ended September 30, 2006, and included corrected interim unaudited condensed consolidated financial statements for the first three quarters of 2006, together with restatement adjustments, in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2007. In connection with the restatement of our previously issued unaudited quarterly financial statements for the year ended December 30, 2006, management identified certain control deficiencies that represent a material weakness in our internal control over financial reporting, as more fully described in Item 4 of this Form 10-Q. Because all material information relating to the restatement was provided in our 2006 Form 10-K, and because our predecessor NextWave Wireless LLC has terminated its SEC reporting obligations, the Form 10-Qs filed by NextWave Wireless LLC for the fiscal quarters ended April 1, 2006 and July 1, 2006 have not been amended to reflect the restatement and accordingly should not be relied upon. The fiscal 2006 comparative periods presented in this Form 10-Q reflect the previously announced restatement adjustments as reflected in our Form 10-K for the year ended December 30, 2006.

SECOND QUARTER OF 2007 COMPARED TO THE SECOND QUARTER OF 2006

      REVENUES. Revenues for the second quarter of 2007 were $12.8 million compared to $6.3 million for second quarter of 2006, an increase of $6.5 million. The increase in revenue resulted primarily from revenues from our infrastructure products sold by IPWireless, which accounted for $5.0 million of the increase in comparison to the second quarter of 2006. PacketVideo accounted for the remaining $1.5 million of the increase and reflects increases in revenue from unit sales growth and market penetration of mobile subscriber services by PacketVideo's customer base, which includes wireless operators and device manufacturers.

            Sales to Verizon Wireless Communications and T-Mobile International accounted for 41% and 36%, respectively, of our revenues during the three months ended June 30, 2007

      In general, the financial consideration received from wireless carriers and mobile phone and wireless device manufacturers is primarily derived from a combination of technology development contracts, royalties, and wireless broadband products.

       Since our inception in April 2005, substantially all of our revenues have been generated by our PacketVideo subsidiary, which we acquired in July 2005. We believe that PacketVideo will continue to account for a substantial portion of our revenues in 2007 in addition to our newly acquired subsidiaries, IPWireless and GO Networks. Following the development and commercialization of our mobile broadband semiconductors, network components, and technologies by the Advanced Technology Group of NextWave, we believe that the sale or licensing of our proprietary chipsets, network components and device technologies will become an additional source of recurring revenue.

      We expect that future revenues will be affected by, among other things, new product and service introductions, competitive conditions, customer marketing budgets for introduction of new subscriber products, the rate of expansion of our customer base, the build out rate of networks that utilize our Wi-Fi and WiMAX technologies, services and products, price increases, subscriber device life cycles, demand for wireless data services and acquisitions or dispositions of businesses or product lines.

      OPERATING EXPENSES.
                                               THREE MONTHS ENDED
                                               ------------------
                                               JUNE 30,   JULY 1,    INCREASE
(in millions)                                    2007       2006    (DECREASE)
                                               -------    -------    -------
Cost of revenues                               $  10.5    $   2.6    $   7.9
Engineering, research and development             34.4       13.3       21.1
General and administrative                        21.8       12.2        9.6
Sales and marketing                                5.6        2.5        3.1
Purchased in-process research and
  development                                   --            1.6       (1.6)
                                               -------    -------    -------
  Total operating expenses                     $  72.3    $  32.2    $  40.1
                                               =======    =======    =======

      COST OF REVENUES. Cost of revenues from our products sold by IPWireless, which we acquired in May 2007, accounted for $6.6 million of the increase during the second quarter of 2007 and primarily includes costs associated with product mix and the ramp up of manufacturing subcontractor operations.

      The increase in cost of revenues for our PacketVideo subsidiary, which accounted for $1.3 million of the increase during the second quarter of 2007, includes higher amortization expenses of $0.2 million for the purchase of intangible assets related to our 2006 business acquisitions. Cost of revenues includes direct engineering labor expenses, allocated overhead costs, costs associated with offshore contract labor costs, other direct costs related to the execution of technology development contracts as well as amortization of acquired software and other costs.

      We believe that cost of revenues as a percentage of revenue for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments by us on licensed technologies, changes in average selling prices, and our ability to make productivity improvements through continual cost reduction programs.

      ENGINEERING, RESEARCH AND DEVELOPMENT. Costs for the internal and external development of our wireless broadband products and technologies, including our chipsets, for the second quarter of 2007 were $22.8 million compared to $10.5 million for the second quarter of 2006, an increase of $12.3 million which is due primarily to the expansion of the engineering development organization.

      Our acquisitions of our infrastructure products subsidiaries, GO Networks in February 2007 and IPWireless in May 2007, accounted for $5.5 million of the increase during the second quarter of 2007.

      Costs for the internal and external development of our PacketVideo software for the second quarter of 2007 were $6.0 million compared to $2.8 million for the second quarter of 2006, an increase of $3.2 million, which is due primarily to 2006 and 2007 acquisitions by PacketVideo and an increase in headcount in the engineering development organization.

      Share-based compensation expense for the second quarters of 2007 and 2006 totaled $0.9 million and $0.7 million, respectively.

      Largely due to our planned increase in engineering personnel coupled with our business acquisitions to further our WiMAX related and other technology development initiatives, we expect our engineering, research and development expenses to increase over the next twelve months.

      GENERAL AND ADMINISTRATIVE. Cost of general and administrative expenses increased $9.6 million during the second quarter of 2007, primarily due to increased spending for compensation and associated costs of general and administrative personnel of $5.5 million, professional fees of $1.6 million, amortization of intangible assets of $2.8 million, offset by lower share-based compensation of $0.3 million.

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

      SALES AND MARKETING. Costs of sales and marketing increased $3.1 million during the second quarter primarily due to increased spending for compensation and associated costs for marketing and sales personnel of $2.5 million, expenses associated with marketing and promotional activities of $0.5 million and amortization of intangible assets of $0.1 million.

      We expect sales and marketing expenses to increase in absolute terms with the growth of our global business in the upcoming year, primarily from the addition of international sales offices and related personnel costs to support company products and services.

      PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. In conjunction with one of our acquisitions during the second quarter of 2006 we purchased in-process research and development projects valued at $1.6 million which was expensed upon the completion of the purchased intangible asset valuation as the acquired technology had not yet reached technological feasibility and had no future alternative uses.

      INTEREST INCOME. Interest income for the second quarter of 2007 was $5.4 million compared to $3.2 million for the second quarter of 2006, an increase of $2.2 million, and consisted of interest earned during the respective periods on our unrestricted and restricted cash and investment balances, which totaled $431.2 million and $340.4 million at June 30, 2007 and July 1, 2006, respectively.

      Interest income in the future will be affected by changes in short-term interest rates and changes in our cash and investment balances, which may be materially impacted by development plans, acquisitions and other financial or equity activities.

      INTEREST EXPENSE. Interest expense for the second quarter of 2007 was $11.4 million compared to $0.4 million for the second quarter of 2006, an increase of $11.0 million. Our issuance of $350.0 million in principal amount of 7% Senior Secured Notes in July 2006 accounted for $10.7 million of the increase. The remainder of the increase of $0.3 million consists primarily of the accretion of discounted wireless spectrum license lease liabilities acquired during 2007 and 2006.

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

      PROVISION FOR INCOME TAXES. During the second quarter of 2007 substantially all of our U.S. subsidiaries had net losses for tax purposes and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. Certain of our controlled foreign corporations had net income for tax purposes based on cost sharing and transfer pricing arrangements with our United States subsidiaries in relation to research and development expenses incurred. An income tax provision of $0.1 million was recorded during the second quarter of 2007 for these controlled foreign corporations. An income tax provision of $0.1 million was recorded for foreign withholding tax on accrued interest on intercompany debt between one of our United States subsidiaries and a German subsidiary and for royalty payments received from our PacketVideo customers.

      MINORITY INTEREST. Minority interest for the second quarter of 2007 was $0.1 million compared to $0.2 million for second quarter of 2006. Minority interest represents our minority partner's share of losses to the extent of their capital contributions in our Inquam Broadband joint venture formed in January 2006.

FIRST SIX MONTHS OF 2007 COMPARED TO THE FIRST SIX MONTHS OF 2006

      REVENUES. Revenues for the first six months of 2007 were $20.6 million compared to $10.2 million for first six months of 2006, an increase of $10.4 million. PacketVideo accounted for $5.3 million of the increase and reflects increases in revenue from unit sales growth and market penetration of mobile subscriber services by PacketVideo's customer base, which includes wireless operators and device manufacturers, and higher contract revenues which resulted from growth in technology development contracts, addressing an increasing number of wireless devices in which PacketVideo technology is embedded. Sales of infrastructure products by our newly acquired subsidiary, IPWireless, accounted for the remaining $5.1 million increase in revenues.

      Sales to Verizon Wireless Communications and T-Mobile International accounted for 54% and 22%, respectively, of our revenues during the six months ended June 30, 2007.

      OPERATING EXPENSES.

                                                   SIX MONTHS ENDED
                                                 -------------------
                                                 JUNE 30,    JULY 1,   INCREASE
(in millions)                                      2007        2006   (DECREASE)
                                                 --------    -------    -------
Cost of revenues                                 $   14.2    $   4.5    $   9.7
Engineering, research and development                57.4       24.4       33.0
General and administrative                           39.4       20.6       18.8
Sales and marketing                                   9.2        4.2        5.0
Purchased in-process research and
  development                                         0.9        1.6       (0.7)
                                                 --------    -------    -------
  Total operating expenses                       $  121.1    $  55.3    $  65.8
                                                 ========    =======    =======


      COST OF REVENUES. Cost of revenues from our infrastructure products sold by IPWireless, which we acquired in May 2007, accounted for $6.7 million of the increase during the first six months of 2007.

      The increase in cost of revenues for our PacketVideo subsidiary accounted for $3.0 million of the increase during the first six months of 2007 and includes higher amortization expenses of $0.4 million for the purchase of intangible assets related to our 2006 business acquisitions.

      ENGINEERING, RESEARCH AND DEVELOPMENT. Costs for the internal and external development of our wireless broadband products and technologies, including our chipsets, for the first six months of 2007 were $40.5 million compared to $19.2 million for the first six months of 2006, an increase of $21.3 million which is due primarily to the expansion of the engineering development organization.

      Our acquisitions of our infrastructure products subsidiaries, GO Networks in February 2007 and IPWireless in May 2007, accounted for $6.3 million of the increase during the first six months of 2007.

      Costs for the internal and external development of our PacketVideo software for the first six months of 2007 were $10.6 million compared to $5.2 million for the first six months of 2006, an increase of $5.4 million, which is due primarily to 2006 and 2007 acquisitions by PacketVideo and an increase in headcount in the engineering development organization.

      Share-based compensation expense for the first six months of 2007 and 2006 totaled $1.7 million and $0.9 million, respectively.

      GENERAL AND ADMINISTRATIVE. Costs of general and administrative expenses increased $18.8 million during the first six months of 2007 primarily due to increased spending for compensation and associated costs of general and administrative personnel of $14.3 million, professional fees of $3.5 million, amortization of intangible assets of $0.6 million and higher losses in one of our equity investments of $0.4 million.

      SALES AND MARKETING. Costs of sales and marketing increased $5.0 million during the first six months of 2007 primarily due to increased spending for compensation and associated costs for marketing and sales personnel of $4.4 million, expenses associated with marketing and promotional activities of $0.5 million and share-based compensation of $0.1 million.

      PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. In conjunction with our acquisition of SDC Secure Digital Container in January 2007 and one of our acquisitions during the second quarter of 2006 we purchased in-process research and development projects valued at $0.9 million and $1.6 million, respectively, which were expensed upon the completion of the respective purchased intangible asset valuations as the acquired technology had not yet reached technological feasibility and had no future alternative uses.

      INTEREST INCOME. Interest income for the first six months of 2007 was $7.5 million compared to $6.4 million for the first six months of 2006, an increase of $1.1 million, and consisted of interest earned during the respective periods on our unrestricted and restricted cash and investment balances, which totaled $431.2 million and $340.4 million at June 30, 2007 and July 1, 2006, respectively.

      INTEREST EXPENSE. Interest expense for the first six months of 2007 was $22.6 million compared to $0.7 million for the first six months of 2006, an increase of $21.9 million. Our issuance of $350.0 million in principal amount of

7% Senior Secured Notes in July 2006 accounted for $21.3 million of the increase. The remainder of the increase of $0.6 million consists primarily of the accretion of discounted wireless spectrum license lease liabilities acquired during 2007 and 2006.

      PROVISION FOR INCOME TAXES. During the first six months of 2007 substantially all of our U.S. subsidiaries had net losses for tax purposes and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. Certain of our controlled foreign corporations had net income for tax purposes based on cost sharing and transfer pricing arrangements with our United States subsidiaries in relation to research and development expenses incurred. An income tax provision of $0.1 million was recorded during the first six months of 2007 for these controlled foreign corporations. An income tax provision of $0.3 million was recorded for foreign withholding tax on accrued interest on intercompany debt between one of our U.S. subsidiaries and a German subsidiary and for royalty payments received from our PacketVideo customers.

      MINORITY INTEREST. Minority interest for the first six months of 2007 was $1.0 million compared to $0.9 million for the first six months of 2006 and primarily represents our minority partner's share of losses to the extent of their capital contributions in our Inquam Broadband joint venture formed in January 2006.


LIQUIDITY AND CAPITAL RESOURCES

      Since our inception (April 13, 2005), we have incurred operating losses and negative cash flows and had an accumulated deficit of $265.6 million at June 30, 2007. We have funded our operations, strategic investments and wireless license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of our 7% Senior Secured Notes in July 2006 and the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock in March 2007. Our total cash, cash equivalents and short-term investments at June 30, 2007 totaled $356.2 million.

      The following table presents working capital, cash, cash equivalents and investments:

                                                 INCREASE              INCREASE
                                                (DECREASE)            (DECREASE)
                                                  FOR THE               FOR THE
                                                   THREE                  SIX
                                                  MONTHS                MONTHS
                                                   ENDED                 ENDED
                            JUNE 30,  MARCH  31,  JUNE 30,   DECEMBER   JUNE 30,
(in millions)                 2007       2007       2007     30, 2006     2007
                            --------   --------   --------   --------   --------
Working capital             $  289.5   $  411.8   $ (122.3)  $  166.3   $  123.2
                            ========   ========   ========   ========   ========
Cash and cash equivalents      167.2       72.9       94.3       33.0      134.2
Short-term investments         189.0      381.0     (192.0)     167.7       21.3
                            --------   --------   --------   --------   --------
  Total cash, cash
   equivalents and
   investments              $  356.2   $  453.9   $  (97.7)  $  200.7   $  155.5
                            ========   ========   ========   ========   ========

      The following table presents our utilization of cash, cash equivalents and short-term investments for the three and six months ended June 30, 2007, compared to the three and six months ended July 1, 2006:

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                      -------------------   -------------------
                                      JUNE 30,    JULY 1,   JUNE 30,    JULY 1,
(in millions)                           2007       2006       2007       2006
                                      --------   --------   --------   --------
Beginning cash, cash
  equivalents and investments         $  453.9   $  366.6   $  200.7   $  459.2
Proceeds from the issuance of
  Series A Senior Convertible
  Preferred Stock, net of
  costs to issue                        --         --          351.1     --
Cash paid for business
  combinations, net of cash
  acquired                               (29.2)      (4.8)     (59.4)      (4.9)
Cash paid for acquisition of
  wireless spectrum licenses
  and subsequent lease
  obligations                             (6.3)      (2.3)     (36.9)     (82.4)
Cash used by operating
  activities                             (47.0)     (16.7)     (82.7)     (23.2)
Cash paid for property and
  equipment                              (12.4)      (1.6)     (14.2)      (7.2)
Other, net                                (2.8)      (0.8)      (2.4)      (1.1)
                                      --------   --------   --------   --------
Ending cash, cash equivalents
  and investments                     $  356.2   $  340.4   $  356.2   $  340.4
                                      ========   ========   ========   ========

      The decrease in cash, cash equivalents and investments of $97.7 million during the second quarter of 2007 is due to $29.2 million paid for business combinations, $6.3 million paid for wireless spectrum licenses and subsequent lease obligations, cash used in operating activities of $47.0 million and $12.4 million in cash paid for capital expenditures.

      The increase in cash, cash equivalents and investments of $155.5 million during the first six months of 2007 is due to the net proceeds of $351.1 million from the issuance of 355,000 shares of our Series A Senior Convertible Preferred Stock in March 2007, offset by $59.4 million paid for business combinations, $36.9 million paid for wireless spectrum licenses and subsequent lease obligations, cash used in operating activities of $82.7 million and $14.2 million in cash paid for capital expenditures.

      INVESTING ACTIVITIES

      During the first six months of 2007, we consummated transactions to acquire licensed spectrum rights totaling $34.3 million, which includes the acquisition of all of the outstanding shares of common stock of 4253311 Canada Inc., a Canadian company whose assets are comprised almost entirely of wireless spectrum, for $26.0 million in cash and the acquisitions of spectrum in Switzerland and Texas for a total of $7.5 million in cash and $4.2 million, respectively, in future lease obligations.

      In January 2007, our PacketVideo subsidiary acquired all of the shares of SDC Secure Digital Container AG, a Swiss company, for net cash of $17.8 million which includes cash paid for the registered voting shares of $18.8 million, closing costs of $0.3 million, less cash acquired of $1.3 million.

      In February 2007, we acquired all of the outstanding common stock and warrants of GO Networks, Inc., for net cash of $16.9 million which includes cash paid to the shareholders of $13.4 million, interim funding of $1.9 million, closing costs of $0.7 million, the assumption of $1.3 million in debt which was paid at closing, less cash acquired of $0.4 million. Additional purchase consideration of up to $25.6 million and $0.1 million may be paid in shares of our common stock and cash, respectively, subject to the achievement of certain operational milestones in February and August 2008. We also adopted the GO Networks Employee Stock Bonus Plan, whereby certain employees may receive up to an aggregate of $5.0 million in shares of our common stock, valued at the time of issuance, upon the achievement of certain operational milestones in February and August 2008.

      In May 2007, we acquired IPWireless, Inc. for $99.6 million which includes $25.7 million in cash plus 7.7 million in shares of our common stock, valued at $74.5 million, closing costs of $3.2 million, less cash acquired of $3.8 million. Additional consideration of up to $135.0 million may be payable upon the achievement of certain revenue milestones between 2007 and 2009, as specified in the agreement, with potential payments of up to $50.0 million in late 2007 or 2008, up to $7.5 million in 2008, up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to $114.0 million of such additional consideration will be payable in cash or shares of common stock at our election and up to $21.0 million of such amounts will be payable in cash or shares of common stock at the election of representatives of IPWireless shareholders. We also adopted the IPWireless, Inc. Employee Stock Bonus Plan which provides IPWireless employees with shares of our common stock having an aggregate value of up to $7.0 million, valued at the time of issuance, contingent upon the achievement of certain revenue milestones relating to IPWireless' public safety business and TDtv business.

      During the three months ended June 30, 2007, our majority-owned subsidiary, Inquam Broadband GmbH, loaned to WiMAX Telecom AG, located in Zurich, Switzerland, a total of $0.9 million. In July 2007, Inquam Broadband GmbH acquired a 65% controlling interest in WiMAX Telecom AG for $11.8 million. In connection with the investment, Inquam Broadband GmbH holds an exclusive and irrevocable call option, which expires in December 2007, to purchase the shares held by the remaining shareholders for 3.6 million Euros, or $4.8 million. Conversely, the remaining shareholders of WiMAX Telecom AG hold an exclusive and irrevocable put option, which expires in December 2007, to sell their remaining interests to Inquam Broadband GmbH for 3.6 million Euros, or $4.8 million.

      In April 2007, Inquam-BMR GP, the holder of the remaining 49% interest in our Inquam Broadband joint venture, exercised its right to require us to purchase all Inquam Broadband shares held by Inquam-BMR GP for 1,000 Euros per share or approximately $1.8 million. Inquam Broadband, which is included in our consolidated financial statements, will be wholly-owned by us after completion of the purchase, which is expected to close prior to November 2007.

      Capital expenditures totaled $14.2 million during the first six months of 2007 and were primarily related to our acquisition of a build-to-suit office building in Henderson, Nevada and our lease facilities in San Diego, California. In connection with these two facilities we entered into agreements in 2007 for the construction of interior improvements aggregating $5.2 million, of which $3.1 million remains to be paid under these contracts at June 30, 2007.

      In July 2007, NextWave signed a definitive agreement to acquire all shares of IPMobile, a Tokyo-based telecommunications company, held by Mori Trust Co., Ltd., of Japan for $0.7 million. The transaction closed on August 8, 2007. The acquired shares represent a 69.2% interest in IPMobile. In October 2007, IPMobile will be required to pay an annual spectrum usage tax totaling approximately $5.6 million which is anticipated to be funded by NextWave.

      In July 2007, we entered into definitive agreements, subject to approval of the license transfers from the FCC, to lease spectrum located in California and Illinois for an aggregate $20.5 million plus subsequent lease payments approximating $0.8 million annually through 2017. The leases expire on various dates through 2017 and each provides for three consecutive 10-year renewals.

      FINANCING ACTIVITIES

      On March 28, 2007, we issued and sold 355,000 shares of our Series A Senior Convertible Preferred Stock (the "Series A Preferred Stock") at a price of $1,000 per share. We received $351.1 million in net proceeds from the sale of the Series A Preferred Stock. Costs incurred to issue the shares totaled $3.9 million. The net proceeds will be used to fund operations, accelerate the development of new wireless technologies, expand the company's business, and enable future strategic acquisitions. In addition to other investment funds and institutional investors, we sold 14%, 14% and 28% of the Series A Senior Convertible Preferred Stock respectively to Navation, Inc., an entity owned by Allen Salmasi, NextWave's Chairman and Chief Executive Officer, Manchester Financial Group, L.P., an entity indirectly owned and controlled by Douglas F. Manchester, a member of NextWave's Board of Directors, and affiliates of Avenue Capital, of which a member of NextWave's Board of Directors, Robert Symington, is a portfolio manager. Kevin Finn, NextWave's Chief Compliance Officer, also purchased less than 1% of the Series A Senior Convertible Preferred Stock.

      Dividend Rights. The Series A Preferred Stock is entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until March 2011, we can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. From and after March 2011, we must declare dividends in cash each quarter, subject to applicable law. The dividend rate is subject to adjustment to 10% per annum if we default in our dividend payment obligations, fail to file a shelf registration statement with the Securities and Exchange Commission on or prior to July 31, 2007, or fail to cause the shelf registration statement to be declared effective on or prior to November 30, 2007. The dividend rate is also subject to adjustment to 15% per annum if we fail to comply with the protective covenants of the Series A Preferred Stock described below and to 18% per annum if we fail to convert or redeem the Series A Preferred Stock when required to do so, as described below. We accrued for $6.7 million and $7.0 million in undeclared dividends during the three and six months ended June 30, 2007, respectively.

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

      Conversion Rights and Redemption Rights. Each share of Series A Preferred Stock is convertible into a number of shares of our common stock equal to the liquidation preference then in effect divided by $11.05. The Series A Preferred Stock is convertible at any time at the option of the holder, or at our election after September 28, 2008, subject to the trading price of our common stock reaching $22.10 for a specified period of time, except that such threshold price will be reduced to $16.575 on the earlier of March 28, 2010, or our consummation of a qualified public offering. We will not be entitled to convert the Series A Preferred Stock at our election unless a shelf registration statement covering the shares of common stock issued upon conversion is then effective or the shares are no longer considered restricted securities under the Securities Act. At June 30, 2007, the liquidation preference totaled $362.0 million. If all shares of Series A Preferred Stock were converted at June 30, 2007, we would be obligated to issue 38.2 million shares of our common stock.

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

      During the six months ended June 30, 2007, we paid $12.3 million in interest on our 7% Senior Secured Notes due 2010, principal amount of $350.0 million. We are obligated to pay interest of 7% per annum semiannually in January and July each year, or $24.5 million per year.

      During the six months ended June 30, 2007, we paid $2.0 million in cash distributions that were accrued for in 2006 to the former NextWave Wireless LLC membership holders.

      LOOKING FORWARD

      As of June 30, 2007, we had $356.2 million of unrestricted cash, cash equivalents and short-term investments, and $75.0 million in restricted investments required to be reserved under our Notes financing.

      Since our emergence as a wireless technology company, we have consummated transactions to acquire licensed spectrum rights, including subsequent lease obligations, for amounts totaling $458.4 million.

      We believe that our revenues, existing cash and short-term investments and financing activities will be sufficient to fund our operating activities and contractual commitments at least through 2008.

      o We plan to fund our wireless broadband technology development activities with our unrestricted cash and investments until such point that we begin sales of our chipsets and network component products and enter into licensing arrangements for our wireless broadband technologies. Our wireless broadband products, services and technologies are in the early stages of development and will require a substantial investment before they may become commercially viable. Although we currently anticipate that our second generation NextWave Broadband WiMAX technologies designed for high volume commercial production will initially be available in the first half of 2008, we are currently unable to project when our chipsets and network components based on WiMAX and Wi-Fi technologies will be commercially deployed and generate revenue.

      o We do not expect that our PacketVideo subsidiary will require substantial working capital funding in 2007.

      o GO Networks, Inc., acquired in February 2007, develops high-performance mobile Wi-Fi systems for commercial and municipal service providers. In 2007, we expect GO Networks will require working capital funding to invest in establishing worldwide sales and distribution channels, along with high volume manufacturing capabilities and related administrative and information technology systems to support anticipated unit volume growth.

      o IPWireless, Inc., acquired in May 2007, is a leading supplier of TD-CDMA based mobile broadband network equipment and subscriber terminals. In 2007, we expect increased investment in working capital, and research and development with respect to the commercialization of TDtv, WiMax, and additional public safety products.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our products include hardware and perpetual license software. Our sales arrangements are multiple-element arrangements involving hardware, software, maintenance, and support services. We have determined that the software element of our arrangements is more than incidental to the product. Accordingly, we recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.

      Under SOP 97-2, revenue is recognized for an element at the time persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. For us, persuasive evidence of an arrangement consists of an executed contract or purchase order. Delivery occurs upon acceptance of the products by our customer or upon delivery of the products to a common carrier, if acceptance is not required in the arrangement. Fees are fixed or determinable and collectibility is probable when the contract fees and deliverables are not subject to refund or adjustment and payment terms do not exceed our standard payment terms. Generally it cannot be concluded that a fee is fixed or determinable at the outset of an arrangement. Therefore revenue is recognized when all obligations of each contract are fulfilled.

      We allocate a portion of the total arrangement fee (product and service fees) to maintenance based on vendor-specific objective evidence (VSOE) of fair value. VSOE is based on the price our customers are charged when renewing maintenance contracts after the initial term. The revenue allocated to maintenance is recognized over the term of the maintenance arrangement. Assuming there are no other undelivered elements of the arrangement, the remaining portion of the total arrangement fee is allocated to the product and is recognized upon delivery or customer acceptance provided all other revenue recognition criteria have been met. For sales of our products through resellers, revenue is not recognized until software is sold by the reseller to the end-user customer and provided all other requirements of revenue recognition have been met.

      Deferred revenue includes amounts received from customers or resellers for which revenue has not been recognized. Our contracts do not anticipate delivery periods greater than one year. Therefore, costs are classified as current in the accompanying balance sheets. There is, however, uncertainty regarding whether these amounts will be recognized within one year due to the application of our revenue recognition policy.

      There were no other significant changes in our critical accounting policies or estimates from those at December 30, 2006 other than the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." See our discussion below for additional information on the recent accounting pronouncements impacting our business.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective for our fiscal year beginning December 31, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of this interpretation did not have a material impact on our financial statements.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year that begins on December 30, 2007. We are in the process of evaluating the impact of the adoption of SFAS No. 157.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 is effective for our fiscal year that begins on December 30, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 159. We are currently evaluating whether or not to elect the option provided for in this standard.

CONTRACTUAL OBLIGATIONS

      The following table summarizes our contractual obligations at June 30, 2007, and significant contractual obligations entered into subsequent to that date, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                     PAYMENTS DUE BY PERIOD(1)
                                                                                    YEARS
                                                                                    2012
                                                 REMAINDER    YEARS      YEARS       AND
(in thousands)                           TOTAL    OF 2007   2008-2009  2010-2011  THEREAFTER
                                       --------   --------   --------   --------   --------
Long-term obligations                  $398,639   $  1,464   $ 11,416   $356,675   $ 29,084
Services and other purchase
agreements                               30,054      9,209     13,784      7,061       --
Capital expenditures                      3,132      3,132       --         --         --
Operating leases                         35,031      4,919     17,195     11,135      1,782
Pending business investments             13,571     13,571       --         --         --
Series A Senior Convertible
  Preferred Stock(2)                    355,000       --         --         --      355,000
                                       --------   --------   --------   --------   --------
    Total                              $835,427   $ 32,295   $ 42,395   $374,871   $385,866
                                       ========   ========   ========   ========   ========

Significant contractual obligations
 entered into subsequent to June 30,
 2007:
Pending business investment((3))       $    650   $    650   $   --     $   --     $   --
Pending spectrum lease
obligations((4))                         20,541     20,541       --         --         --

------------------------------------------------------------------

(1) Totals presented do not include interest or dividend payments. Please refer to the Notes to Consolidated Financials Statements for information on respective interest rates, interest and dividend payment dates.
(2) We will be required to redeem all outstanding shares of Series A Preferred Stock, if any, on March 28, 2017, at a price equal to the liquidation preference plus unpaid dividends. Each share of Series A Preferred Stock is convertible into a number of shares of our common stock equal to the liquidation preference then in effect divided by $11.05 and is convertible at any time at the option of the holder, or at our election after September 28, 2008, subject to the trading price of our common stock reaching $22.10 for a specified period of time, subject to adjustment. The Series A Preferred Stock is entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until March 28, 2011, we can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. At June 30, 2007, the liquidation preference totaled $362.0 million. If all shares of Series A Preferred Stock were converted at June 30, 2007, we would be obligated to issue 38.2 million shares of our common stock.
(3) In July 2007, we signed a definitive agreement to acquire all shares of IPMobile, a Tokyo-based telecommunications company, held by Mori Trust Co., Ltd., of Japan for $0.7 million. Upon closing of the transaction, we will hold a 69.2% interest in IPMobile. The agreement is subject to required government approvals.
(4) In July 2007, NextWave entered into agreements, subject to approval of the license transfers from the FCC, to lease spectrum located in California and Illinois for an aggregate of $20.5 million plus subsequent lease payments approximating $0.8 million annually through 2017. The leases expire on various dates through 2017 and each provides for three consecutive 10-year renewals.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      At June 30, 2007, our investment portfolios included unrestricted and restricted investment securities with fair values of $189.0 million and $75.0 million, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. Interest income earned on our investments is affected by changes in the general level of U.S. interest rates. These income streams are generally not hedged.

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



ITEM 4.     CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

       In connection with the preparation of our year end financial statements, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 30, 2006. In particular, in connection with the restatement of our previously issued unaudited quarterly financial statements for the year ended December 30, 2006, management identified certain control deficiencies that represent a material weakness in our internal control over financial reporting, as more fully described below. Subsequently, the Company amended its quarterly report filed on Form 10-Q for the quarterly period ended on September 30, 2006, and included corrected interim unaudited condensed consolidated financial statements for the first three quarters of 2006, together with restatement adjustments, in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2007. Because all material information relating to the restatement was provided in our 2006 Form 10-K, and because our predecessor NextWave Wireless LLC has terminated its SEC reporting obligations, the Form 10-Qs filed by our predecessor NextWave Wireless LLC for the fiscal quarters ended April 1, 2006 and July 1, 2006 have not been amended to reflect the restatement and accordingly should not be relied upon.

      The Company's principal executive officer and principal financial officer concluded that disclosure controls and procedures were not effective as of June 30, 2007, solely because of the material weakness in the Company's internal control over financial reporting relating to revenue recognition pursuant to software contracts of PacketVideo, as described below. As a result of the restatement of our previously issued unaudited quarterly financial statements and notwithstanding the material weakness described below, management believes that the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

      Except as described above, during the three months ended June 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE. On June 8, 1998, NextWave Personal Communications Inc., NextWave Power Partners Inc. and the predecessor to NextWave Wireless Inc., all direct and indirect wholly owned subsidiaries of NextWave Telecom Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United Sates Bankruptcy Court for the southern District of New York. On December 23, 1998, NextWave Telecom Inc. filed its voluntary petition, in order to implement an overall corporate restructuring. On March 1, 2005, the Bankruptcy Court confirmed the Third Joint Plan of Reorganization, dated January 21, 2005. The cornerstone of the Plan of Reorganization was the sale of NextWave Telecom and its subsidiaries, excluding the predecessor to NextWave Wireless inc., to Verizon Wireless for approximately $3.0 billion. Pursuant to the Plan of Reorganization, on April 13, 2005, all non-PCS assets and liabilities of the NextWave Telecom group were contributed to the predecessor to NextWave Wireless Inc., and the predecessor to NextWave Wireless Inc. was capitalized with $550.0 million in cash. Through this process, the predecessor to NextWave Wireless Inc. was reconstituted as a company with a new capitalization and a new wireless technology business plan. All claims made in connection with the Chapter 11 case have been resolved, and NextWave has received a decree of final judgment closing the Chapter 11 case.



ITEM 1A.    RISK FACTORS

WE HAVE LIMITED RELEVANT OPERATING HISTORY AND A HISTORY OF LOSSES.

      We emerged from our reorganization in April 2005 with a new business plan and have made several significant acquisitions and investments. As a result, we are at an early stage of our development and have had a limited relevant operating history and, consequently, limited historical financial information. Other than through our PacketVideo subsidiary, which we acquired in July 2005, and our IPWireless subsidiary, which we acquired in May 2007,we have never generated any material revenues and have limited commercial operations. While certain of our businesses are currently generating revenues, the revenues are not yet adequate to cover our operating expenses. In particular, the wireless broadband products and technologies being developed by NextWave Broadband are not expected to be commercially deployed or generate significant revenue prior to fiscal 2008. We, along with the companies we have acquired, have a history of losses. We will continue to incur significant expenses in advance of achieving broader commercial distribution of our IPWireless and GO Networks products and generating revenues from our NextWave Broadband businesses, particularly from our WiMAX/Wi-Fi semiconductor and network component products. We are expected to realize significant operating losses for the next few years. We are therefore subject to risks typically associated with a start-up entity.

      If we are not able to successfully implement all key aspects of our business plan, including selling and/or licensing high volumes of our products to network operators and to device and network equipment manufacturers, we may not be able to develop a customer base sufficient to generate adequate revenues. If we are unable to successfully implement our business plan and grow our business, either as a result of the risks identified in this section or for any other reason, we may never achieve profitability, in which event our business would fail.

WE HAVE IDENTIFIED A MATERIAL WEAKNESS IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, AND THE IDENTIFICATION OF ANY SIGNIFICANT DEFICIENCIES OR MATERIAL WEAKNESSES IN THE FUTURE COULD AFFECT OUR ABILITY TO ENSURE TIMELY AND RELIABLE FINANCIAL REPORTS.

      In connection with our close process and the audit of the consolidated financial statements for the year ended December 30, 2006, our management concluded that a material weakness existed relating to revenue recognition pursuant to software contracts of PacketVideo. The Company's failure to correctly apply software revenue recognition principles resulted from a lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to software revenue recognition. As a public company, our systems of internal controls over financial reporting are required to comply with the standards adopted by the SEC and the Public Company Accounting Oversight Board (the "PCAOB"). Both regulators currently define a material weakness as a single deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We believe we have taken measures to remedy the material weakness, some of which are still in progress. For a discussion of our internal control over financial reporting and a description of the identified material weakness and the related remedial measures, see Item 9A in our Annual Report on Form 10-K, filed with the SEC on March 30, 2007.

      We will be required to make our first annual certification on our internal controls over financial reporting in our Annual Report for the fiscal year ended December 29, 2007. In preparing for such certification, we are presently evaluating our internal controls for compliance with applicable SEC and PCAOB requirements. We have identified that a material weakness exists related to revenue recognition in our PacketVideo subsidiary. We also may identify additional areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. We have commenced a review of our existing internal control structure and plan to hire additional personnel. Although our review is not complete, we have taken steps to improve our internal control structure by hiring dedicated, internal compliance personnel to analyze and improve our internal controls, to be supplemented periodically with outside consultants as needed. However, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting as of the end of our fiscal year 2007. Moreover, although our management will continue to review and evaluate the effectiveness of our internal controls, we can give you no assurance that there will be no material weaknesses in our internal control over financial reporting. We may in the future have material weaknesses or other control deficiencies in our internal control over financial reporting as a result of our controls becoming inadequate due to changes in conditions, the degree of compliance with our internal control policies and procedures deteriorating, or for other reasons. If we have significant deficiencies or material weaknesses or other control deficiencies in our internal control over financial reporting, our ability to record, process, summarize and report financial information within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could materially and adversely impact our business, our financial condition and the market value of our securities.

IF WE FAIL TO EFFECTIVELY MANAGE GROWTH IN OUR BUSINESS, OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS WILL BE ADVERSELY AFFECTED.

      Our business and operations have expanded rapidly since the completion of our reorganization in April 2005. For example, from April 13, 2005 through June 30, 2007, the number of our employees has increased from 50 to 824 as a result of organic growth and acquisitions. We acquired IPWireless in May 2007, GO Networks in February 2007, CYGNUS Communications in February 2006 and PacketVideo in July 2005 and we are still in the process of integrating IPWireless and GO Networks. In addition, our PacketVideo subsidiary acquired SDC Secure Digital Container AG in January 2007 and consummated two other acquisitions in 2006.

      To support our expanded research and development activities for our NextWave Broadband business and the anticipated growth in our IPWireless, PacketVideo and GO Networks businesses, we must continue to successfully hire, train, motivate and retain our employees. We expect that further expansion of our operations and employee base will be necessary. Our recent acquisitions have also expanded the geographic reach of our operations to countries including Israel, Germany, Switzerland, the United Kingdom, Finland, Japan, Slovakia and Croatia. In order to manage the increased complexity of our expanded operations, we will need to continue to expand our management, operational and financial controls and strengthen our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. Failure to fulfill any of the foregoing requirements could result in our failure to successfully manage our intended growth and development, and successfully integrate our acquired businesses, which would adversely affect our ability to develop and commercialize our products and achieve profitability.

WE OPERATE IN AN EXTREMELY COMPETITIVE ENVIRONMENT WHICH COULD MATERIALLY ADVERSELY AFFECT OUR ABILITY TO WIN MARKET ACCEPTANCE OF OUR PRODUCTS AND ACHIEVE PROFITABILITY.

      We operate in an extremely competitive market and we expect such competition to increase in the future. Our businesses are developing and selling products and technologies based on WiMAX, Wi-Fi and UMTS standards. We will be competing with well established, international companies that are engaged in the development, manufacture and sale of products and technologies that support the same technologies, as well as alternative wireless standards such as GSM and

CDMA2000. Companies that support these wireless technologies include well established industry leaders such as Alcatel, Cisco, Ericsson, Huawei, LGE, Lucent, Motorola, Nokia, Nortel, QUALCOMM, Samsung and Siemens. In addition, we also compete with small and medium size companies such as Alvarion, Tropos Networks, Strix Systems, and Belair Networks.

      We also will be competing with numerous companies that are currently developing or marketing WiMAX products and technologies including Airspan, Beceem, Fujitsu, Intel, Motorola, Nortel, RunCom, Samsung, Sequans and WaveSat. Some of these companies have significantly greater financial, technical development, and marketing resources than we do, are already marketing commercial WiMAX semiconductor products, and have established a significant time to market advantage. These companies are also our potential customers and partners and may not be available to us if they develop competing products. In addition, we expect additional competition to emerge in the WiMAX semiconductor and components market including well-established companies such as Samsung and Broadcom.

      In addition, our PacketVideo multimedia software products compete primarily with the internal multimedia design teams at the OEM handset manufacturers to whom PacketVideo markets its products and services. Importantly, these OEMs represent some of PacketVideo's largest customers. In addition several companies, including Flextronics/Emuzed, Hantro, Nextreaming, Philips Software, Sasken and Thin Multimedia also currently provide software products and services that directly or indirectly compete with our PacketVideo products and our IPWireless TDtv solution. As the market for embedded multimedia software evolves, we anticipate that additional competitors may emerge including Apple Computer, Real Networks and OpenWave.

      Some of our competitors have significantly greater financial, technological development, marketing and other resources than we do, are already marketing commercial products and technologies and have established a significant time to market advantage. Our ability to generate earnings will depend, in part, upon our ability to effectively compete with these competitors.

THE SUCCESS OF OUR BUSINESSES DEPENDS ON THE ADOPTION OF DEVELOPING WIRELESS BROADBAND 4G TECHNOLOGIES, INCLUDING WIMAX AND TD-CDMA.

      The success of our businesses depends on the deployment and market acceptance of fourth generation (4G) wireless broadband technologies, including WiMAX and TD-CDMA. We plan to generate most of our revenue from the sale of 4G products and the licensing of 4G technologies. The market for 4G networks and compatible products and technologies, as well as the technologies themselves, are in an early stage of development and are continuing to evolve. In particular, there are currently no mobile WiMAX networks in commercial operation and there can be no assurance that commercial mobile WiMAX networks will prove to be commercially viable. In order for 4G technologies to gain significant market acceptance among customers, network operators and telecommunications service providers will need to deploy 4G networks. However, many of the largest wireless telecommunications providers have made significant expenditures in incumbent technologies and may choose to develop these technologies rather than 4G technologies. Certification standards for 4G technologies are controlled by industry groups. Accordingly, standard setting for 4G technologies is beyond our control. If standards for 4G technologies such as WiMAX and TD-CDMA, for example, change, the commercial viability of these technologies may be delayed or impaired and our development efforts may also be delayed or impaired or become more costly. If our 4G technologies and products do not receive industry certification, we may not be able to successfully market, license or sell our products or technologies. The development of 4G networks is also dependent on the availability of spectrum. Access to spectrum suitable for 4G networks is highly competitive. Future 4G networks may utilize multiple frequencies and this multi-spectrum approach is technologically challenging and will require the development of new software, integrated circuits and equipment, which will be time consuming and expensive and may not be successful. In order for our business to continue to grow and to become profitable, 4G technology and related services must gain acceptance among consumers, who tend to be less technically knowledgeable and more resistant to new technology or unfamiliar services. If consumers choose not to adopt 4G technologies, we will not be successful in selling 4G products and technologies and our ability to grow our business will be limited.

OUR NEXTWAVE BROADBAND WIRELESS BROADBAND PRODUCTS AND TECHNOLOGIES ARE IN THE EARLY STAGES OF DEVELOPMENT AND WILL REQUIRE A SUBSTANTIAL INVESTMENT BEFORE THEY MAY BECOME COMMERCIALLY VIABLE.

      Many of our wireless broadband products and technologies are in the early stages of development and will require a substantial investment before they may become commercially viable. While we have announced the initial availability of our first generation WiMAX baseband chip-on-a-chip and matched multiband RFIC, these products are not expected to be commercially distributed or generate significant revenue. We currently anticipate that our second generation NextWave Broadband WiMAX technologies designed for high volume commercial production will initially be available in the first half of 2008. However, we may not able to meet this timeframe and therefore the commercial deployment of these products could be delayed, which could adversely affect our competitive position as well as our future profitability. In addition, unexpected expenses and delays in development could adversely affect our liquidity. Some of our other planned wireless broadband products and technologies have not been tested, even on a pre-commercial basis. Even if our new products and technologies function when tested, they may not produce sufficient performance and economic benefits to justify full commercial development efforts, or to ultimately attract customers. Failure to achieve high volume sales of our NextWave Broadband semiconductors and other wireless broadband products and technologies would adversely affect our ability to achieve profitability.

OUR CUSTOMER AGREEMENTS DO NOT CONTAIN MINIMUM PURCHASE REQUIREMENTS AND CAN BE CANCELLED ON TERMS THAT ARE NOT BENEFICIALLY TO US.

      Our customer agreements with network providers and mobile phone and device manufacturers are not exclusive and many contain no minimum purchase requirements or flexible pricing terms. Accordingly, mobile phone and device manufacturers may effectively terminate these agreements by no longer purchasing our products or reducing the economic benefits of those arrangements. In many circumstances, we have indemnified these customers from certain claims that our products and technologies infringe third-party intellectual property rights. Our customer agreements are generally not exclusive and have a limited term of one to five years, in some cases with evergreen, or automatic renewal, provisions upon expiration of the initial term. These agreements set out the terms of our distribution relationships with the customers but generally do not obligate the customers to market or distribute any of our products or applications. In addition, in some cases customers can terminate these agreements early or at any time, without cause.

WE MAY EXPERIENCE DIFFICULTIES IN THE INTRODUCTION OF NEW OR ENHANCED PRODUCTS, WHICH COULD RESULT IN REDUCED SALES, UNEXPECTED EXPENSES OR DELAYS IN THE LAUNCH OF NEW OR ENHANCED PRODUCTS AND IN CERTAIN CASES, PENALTIES UNDER CUSTOMER AGREEMENTS.

      The development of new or enhanced wireless products and technologies is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction, commercialization or marketing of new products or product enhancements. The difficulties could result in reduced sales, unexpected expenses or delays in the launch of new or enhanced products, which may adversely affect our results or operations. In addition, in some cases we are required to provide liquidated damages and other penalty clauses in our customer contracts (for, e.g., late delivered product, failure to comply with service level agreements or defective products). If we are unable to perform in a timely manner under such customer agreements, we would face financial penalties.

WE DO NOT HAVE ANY MANUFACTURING CAPABILITIES AND DEPEND ON THIRD-PARTY MANUFACTURERS AND SUPPLIERS TO MANUFACTURE, ASSEMBLE AND PACKAGE OUR PRODUCTS.

      NextWave Broadband is currently designing and developing semiconductor products including digital baseband ASICs and multi-band RFICs. If we are successful in our design and development activities and a market for these products develops, these products will need to be manufactured. Due to the expense and complexity associated with the manufacture of digital baseband ASICs and multi-band RFICs, we intend to depend on third-party manufacturers to manufacture these products. In addition, GO Networks and IPWireless have each engaged third-party manufacturers to develop and manufacture their products and technologies, including ASICs, infrastructure equipment and end-user devices. The dependence on third-parties to manufacture, assemble and package these products involves a number of risks, including:

      o     a potential lack of capacity to meet demand;

      o     reduced control over quality and delivery schedules;

      o     risks of inadequate manufacturing yield or excessive costs;

      o     difficulties in selecting and integrating subcontractors;

      o     limited warranties in products supplied to us;

      o     price increases; and

      o     potential misappropriation of our intellectual property.

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

      Our mobile broadband products and technologies are inherently complex and may contain defects and errors that are detected only when the products are in use. Further, because our products and technologies serve as critical functions in our customers' products and/or networks, such defects or errors could have a serious impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects in our products and technologies or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability and that of our customers and licensees to ship products on a timely basis as well as customer or licensee demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. We and our customers or licensees may also experience component or software failures or defects which could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third-party manufacturers or those of our customers or licensees. Resolving any defect or failure related issues could consume financial and/or engineering resources that could affect future product release schedules. Additionally, a defect or failure in our products and technologies or the products of our customers or licensees could harm our reputation and/or adversely affect the growth of the market for mobile WiMAX, Wi-Fi, TD-CDMA, and other mobile broadband technologies.

WE MAY BE UNABLE TO PROTECT OUR OWN INTELLECTUAL PROPERTY AND COULD BECOME SUBJECT TO CLAIMS OF INFRINGEMENT, WHICH COULD ADVERSELY AFFECT THE VALUE OF OUR PRODUCTS AND TECHNOLOGIES AND HARM OUR REPUTATION.

      As a technology company, we expect to incur expenditures to create and protect our intellectual property and, possibly, to assert infringement by others of our intellectual property. Other companies or entities also may commence actions or respond to an infringement action that we initiate by seeking to establish the invalidity or unenforceability of one or more of our patents or to dispute the patentability of one or more of our pending patent applications. In the event that one or more of our patents or applications are challenged, a court may invalidate the patent or determine that the patent is not enforceable or deny issuance of the application, which could harm our competitive position. If any of our patent claims are invalidated or deemed unenforceable, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing such patent claims. Even if such a patent challenge is not successful, it could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Effective intellectual property protection may be unavailable or limited in certain foreign jurisdictions.

      We also expect to incur expenditures to defend against claims by other persons asserting that the technology that is used and sold by our Company infringes upon the right of such other persons. From time to time we have received, and expect to continue to receive, notices from our competitors and others claiming that their proprietary technology is essential to our products and seeking the payment of a license fee. Any claims, with or without merit, could be time consuming to address, result in costly litigation and/or the payment of license fees, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have a material adverse effect upon our ability to commercially launch our products and technologies and on our ability to achieve profitability. If any of our products were found to infringe on another company's intellectual property rights or if we were found to have misappropriated technology, we could be required to redesign our products or license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products or license such intellectual property rights used in our products, we could be prohibited from making and selling such products. In any potential dispute involving other companies' patents or other intellectual property, our customers and partners could also become the targets of litigation. Any such litigation could severely disrupt the business of our customers and partners, which in turn could hurt our relations with them and cause our revenues to decrease.

BECAUSE MOBILE WIMAX AND UMTS BASED TECHNOLOGIES SUCH AS TD-CDMA ARE EMERGING WIRELESS TECHNOLOGIES THAT ARE NOT FULLY DEVELOPED, THERE IS A RISK THAT STILL UNKNOWN PERSONS OR COMPANIES MAY ASSERT PROPRIETARY RIGHTS TO THE VARIOUS TECHNOLOGY COMPONENTS THAT WILL BE NECESSARY TO OPERATE A WIMAX OR UMTS-BASED WIRELESS BROADBAND NETWORK.

      Because mobile WiMAX and UMTS based technologies such as TD-CDMA are emerging wireless technologies that are not fully developed, there may be a greater risk that persons or entities unknown to us will assert proprietary rights to technology components that are necessary to operate WiMAX or UMTS-based wireless broadband networks or products. Numerous companies have submitted letters of assurance related to IEEE 802.16 and amendments or various UMTS based technologies, including TD-CDMA, stating that they may hold or control patents or patent applications, the use of which would be unavoidable to create a compliant implementation of either mandatory or optional portions of the standard. In such letters, the patent holder typically asserts that it is prepared to grant a license to its essential intellectual property to an unrestricted number of applicants on a worldwide, non-discriminatory basis and on reasonable terms and conditions. If any companies asserting that they hold or control patents or patent applications necessary to implement the relevant technologies do not submit letters of assurance, or state in such letters that they do not expect to grant licenses, this could have an adverse effect on the implementation of mobile broadband networks utilizing such technologies as well as the sale of our mobile WiMAX or UMTS based products and technologies. In addition, we can not be certain of the validity of the patents or patent applications asserted in the letters of assurance submitted to date, or the terms of any licenses which may be demanded by the holders of such patents or patent applications. If we were required to pay substantial license fees to implement our mobile WiMAX or UMTS-based products and technologies, this could adversely affect the profitability of these products and technologies.

      We anticipate that we will develop a patent portfolio related to our WiMAX and UMTS based products and technologies. However, there is no assurance that we will be able to obtain patents covering WiMAX or UMTS based products. Litigation may be required to enforce or protect our intellectual property rights. As a result of any such litigation, we could lose our proprietary rights or incur substantial unexpected operating costs. Any action we take to license, protect or enforce our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. In addition, failure to protect our trademark rights could impair our brand identity.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

      We operate or hold spectrum through various subsidiaries and joint ventures in Canada, Croatia, Germany, Japan, Switzerland and Slovakia and have additional operations located in Finland, Germany, Israel, Japan, South Korea, Switzerland and the United Kingdom. We expect to continue to expand our international operations and potentially enter new international markets through acquisitions, joint ventures and strategic alliances. In addition, we recently launched business operations in Latin America, where a new business unit headquartered in Sao Paulo, Brazil will deliver our mobile broadband and wireless technology solutions to customers throughout the Latin American region. Our activities outside the United States operate in different competitive and regulatory environments than we face in the United States, with many of our competitors having a dominant incumbent market position and/or greater operating experience in the specific geographic market. In addition, in some international markets, foreign governmental authorities may own or control the incumbent telecommunications companies operating under their jurisdiction. Established relationships between government-owned or government-controlled telecommunications companies and their traditional local telecommunications providers often limit access of third parties to these markets. In addition, owning and operating wireless spectrum in overseas jurisdictions may be subject to a changing regulatory environment. We can not assure you that changes in foreign regulatory guidelines for the issuance of wireless licenses, foreign ownership of spectrum licenses, the adoption of wireless standards or the enforcement and licensing of intellectual property rights will not adversely impact our operating results. Due to these competitive and regulatory challenges, our activities outside the United States may require a disproportionate amount of our management and financial resources, which could disrupt our operations and adversely affect our business.

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

OUR BUSINESSES WHICH CURRENTLY GENERATE REVENUE ARE DEPENDENT ON A LIMITED NUMBER OF CUSTOMERS.

      Our PacketVideo, GO Networks and IPWireless businesses currently generate revenue but are dependent on a limited number of customers. For the six months ended June 30, 2007, PacketVideo's sales to Verizon Wireless Communications and IPWireless' sales to T-Mobile International accounted for 54% and 22%, respectively, of our revenues. We expect that these businesses will continue to generate a significant portion of their revenues through a limited number of mobile phone and device manufacturers and wireless carriers for the foreseeable future, although these amounts may vary from period-to-period. If any of these customers terminate their relationships with us, our revenues and results of operations could be materially adversely affected.

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

            As a company without a significant operating history, we may have particular difficulty attracting and retaining key personnel in periods of poor operating performance given the significant use of incentive compensation by well-established competitors. We do not maintain key person life insurance on any of our personnel. We also have no covenants against competition or nonsolicitation agreements with certain of our key employees. The loss of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could negatively impact our ability to design, develop and commercialize our products and technology.

WE INTEND TO EXPAND OUR BUSINESS THROUGH ADDITIONAL ACQUISITIONS AND INVESTMENTS FOR WHICH WE MAY REQUIRE SIGNIFICANT ADDITIONAL CAPITAL, BUT WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING ON FAVORABLE TERMS OR AT ALL.

      Part of our strategy is to pursue acquisitions of and investments in businesses and technologies to expand our business and enhance our technology development capabilities. In addition to our IPWireless, CYGNUS, GO Networks and PacketVideo acquisitions, we have made investments in a number of companies including Hughes Systique, Inquam Broadband, WiMAX Telecom and IPMobile and anticipate future investments in other companies or other technologies, businesses or spectrum licenses.

      Our recent and future acquisitions could result in substantial cash expenditures, potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, a decrease in our profit margins and amortization of intangibles and potential impairment of goodwill. In addition, our investments could result in substantial cash expenditures, fluctuations in our results of operations resulting from changes in the value of the investments and diversion of management's time and attention. While we estimate that our revenues, existing cash and short-term investments and financing activities will be sufficient to fund our operating activities aand contractual commitments at least through 2008, we may need to secure significant additional capital in the future to implement changes to, or expansions of, our business plan and to become cash flow positive. Sources of additional capital may include public or private debt and equity financings. To the extent that other attractive opportunities to acquire complimentary businesses or additional spectrum arise, we may need to raise additional funds to capitalize on such opportunities. Covenants in the indenture governing our senior secured notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

      O     pay dividends to our stockholders;

      O incur, or cause certain of our subsidiaries to incur, additional indebtedness;

      O permit liens on or conduct sales of any assets pledged as collateral;

      O sell all or substantially all of our assets or consolidate or merge with or into other companies;

      O     repay existing indebtedness; and

      O     engage in transactions with affiliates.

      A breach of any of these covenants could result in a default under our senior secured notes. If we are unable to repay or refinance those amounts, the holders of our senior secured notes could proceed against the assets pledged to secure these obligations, which include a substantial portion of our spectrum assets and substantially all of our other assets.

      These restrictions may limit our ability to obtain additional financing, withstand downturns in our business and take advantage of business opportunities. Moreover, we may seek additional debt financing on terms that include more restrictive covenants, may require repayment on an accelerated schedule or may impose other obligations that limit our ability to grow our business, acquire needed assets, or take other actions we might otherwise consider appropriate or desirable.

WE MAY BE LIABLE FOR CERTAIN INDEMNIFICATION PAYMENTS PURSUANT TO THE PLAN OF REORGANIZATION.

      In connection with the sale of NTI and its subsidiaries other than Old NextWave Wireless to Verizon Wireless, we agreed to indemnify NTI and its subsidiaries against all pre-closing liabilities of NTI and its subsidiaries and against any violation of the Bankruptcy Court injunction against persons having claims against NTI and its subsidiaries, with no limit on the amount of such indemnity. We are not currently aware of any such liabilities that remain following the plan of reorganization and Verizon Wireless has not made any indemnity claims. We have received a decree of final judgment closing the Chapter 11 case, and all claims made in connection with the Chapter 11 case have been resolved. Nonetheless, to the extent that we are required to fund amounts under the indemnification, our results of operations and our liquidity and capital resources could be materially adversely affected. In addition, we may not have sufficient cash reserves to pay the amounts required under the indemnification if any amounts were to become due.


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

      Various governmental authorities could adopt regulations or take other actions that would adversely affect the value of our assets, increase our costs of doing business, and impact our business prospects. Changes in the regulation of our activities, including changes in how wireless, mobile, IP enabled services are regulated, changes in the allocation of available spectrum by the United States and/or exclusion or limitation of our technology or products by a government or standards body, could have a material adverse effect on our business, operating results, liquidity and financial position.

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

WE MAY NOT HAVE COMPLETE CONTROL OVER OUR TRANSITION OF EBS AND BRS SPECTRUM, WHICH COULD IMPACT COMPLIANCE WITH FCC RULES.

      The FCC's rules require transition of EBS and BRS spectrum to the new band plan on a Basic Trading Area ("BTA") basis. See "Government Regulation-BRS-EBS License Conditions." We do not hold all of the EBS and BRS spectrum in the BTAs in which we hold spectrum. Consequently, we will need to coordinate with other EBS and BRS licensees in order to transition spectrum we hold or lease. Disagreements with other EBS or BRS licensees about how the spectrum should be transitioned may delay our efforts to transition spectrum, could result in increased costs to transition the spectrum, and could impact our efforts to comply with applicable FCC rules. On April 27, 2006, the FCC implemented new, amended rules related to transition of the spectrum, and it adopted rules that will permit us to self-transition to the reconfigured band plan if other spectrum holders in our BTAs do not timely transition their spectrum.

OUR USE OF EBS SPECTRUM IS SUBJECT TO PRIVATELY NEGOTIATED LEASE AGREEMENTS. CHANGES IN FCC RULES GOVERNING SUCH LEASE AGREEMENTS, CONTRACTUAL DISPUTES WITH EBS LICENSEES, OR FAILURES BY EBS LICENSEES TO COMPLY WITH FCC RULES COULD IMPACT OUR USE OF THE SPECTRUM.

      All commercial enterprises are restricted from holding licenses for EBS spectrum. Eligibility for EBS spectrum is limited to accredited educational institutions, governmental organizations engaged in the formal education of enrolled students (e.g., school districts), and nonprofit organizations whose purposes are educational. Access to EBS spectrum can only be gained by commercial enterprises through privately-negotiated EBS lease agreements. FCC regulation of EBS leases, private interpretation of EBS lease terms, private contractual disputes, and failure of an EBS licensee to comply with FCC regulations all could impact our use of EBS spectrum and the value of our leased EBS spectrum. On April 27, 2006, the FCC released new rules governing EBS lease terms. EBS licensees are now permitted to enter into lease agreements with a maximum term of 30 years; lease agreements with terms longer than 15 years must contain a "right of review" by the EBS licensee every five years beginning in year 15. The right of review must afford the EBS licensee with an opportunity to review its educational use requirements in light of changes in educational needs, technology, and other relevant factors and to obtain access to such additional services, capacity, support, and/or equipment as the parties shall agree upon in the spectrum leasing arrangement to advance the EBS licensee's educational mission. A spectrum leasing arrangement may include any mutually agreeable terms designed to accommodate changes in the EBS licensee's educational use requirements and the commercial lessee's wireless broadband operations. In addition, the terms of EBS lease agreements are subject to contract interpretation and disputes could arise with EBS licensees. There can be no assurance that EBS leases will continue for the full lease term, or be renewed, or be extended beyond the current term, on terms that are satisfactory to us. Similarly, since we are not eligible to hold EBS licenses, we must rely on EBS licensees with whom we contract to comply with FCC rules. The failure of an EBS licensee from whom we lease spectrum to comply with the terms of their FCC authorization or FCC rules could result in termination, forfeiture or non-renewal of their authorization, which would negatively impact the amount of spectrum available for our use.

IF WE DO NOT COMPLY WITH FCC BUILD-OUT REQUIREMENTS RELATING TO OUR SPECTRUM LICENSES, SUCH LICENSES COULD BE SUBJECT TO FORFEITURE.

      Certain build-out or "substantial service" requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. In particular, the renewal deadline and the substantial service build-out deadline for our WCS spectrum is July 21, 2010; for our BRS and EBS spectrum, the substantial service build-out deadline is May 1, 2011; and for our AWS spectrum, the substantial service build-out deadline is December 18, 2021. Failure to make the substantial service demonstration, without seeking and obtaining an extension from the FCC, would result in license forfeiture.

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

NEW FCC CONCEPTS IMPACTING SPECTRUM USE COULD AFFECT OUR USE OF WIRELESS
SPECTRUM.

      The FCC has initiated a number of proceedings to evaluate its rules and policies regarding spectrum licensing and usage. For example, it is considering new concepts that might permit unlicensed users to "share" our licensed spectrum to the extent the FCC believes harmful interference will not occur. These new uses could adversely impact our utilization of our licensed spectrum and our operational costs.

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

WIRELESS DEVICES UTILIZING WCS, BRS AND EBS SPECTRUM MAY BE SUSCEPTIBLE TO INTERFERENCE FROM SATELLITE DIGITAL AUDIO RADIO SERVICES ("SDARS").

      Since 1997, the FCC has considered a proposal to permanently authorize terrestrial repeaters for SDARS operations adjacent to the C and D blocks of the WCS band. The FCC has permitted a large number of these SDARS terrestrial repeaters to operate on a special temporary authorization since 2001. Permanently authorizing SDARS repeaters adjacent to the WCS band could cause interference to WCS, BRS and EBS receivers. The extent of the interference from SDARS repeaters is unclear and is subject to the FCC's final resolution of pending proceedings. Because WCS C and D block licenses are adjacent to the SDARS spectrum, the potential for interference to this spectrum is of greatest concern. There is a lesser magnitude concern regarding interference from SDARS to WCS A and B block licenses, and EBS and BRS licenses. Central to the FCC's evaluation of this proposal has been the technical specification for the operation of such repeaters. SDARS licensees are seeking rule changes that would both unfavorably alter WCS technical operating requirements and permit all existing SDARS repeaters to continue to operate at their current operating parameters. Final technical rules will determine the potential interference conditions and requirements for mitigation. If SDARS repeaters result in interference to our WCS, BRS or WBS spectrum, our ability to realize value from this spectrum may be impaired.

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


             RISKS RELATING TO OUR PREFERRED STOCK AND COMMON STOCK

OUR DERIVATIVE SECURITIES AND CONTINGENT EARN-OUT PAYMENTS HAVE THE POTENTIAL TO DILUTE SHAREHOLDER VALUE AND CAUSE THE TRADING PRICE OF OUR COMMON STOCK AND SERIES A PREFERRED STOCK TO DECLINE

      At June 30, 2007, 92.6 million shares of our common stock were outstanding. Up to 53.0 million additional shares of our common stock may be issued upon the exercise or conversion of warrants, options, and shares of our Series A Senior Convertible Preferred Stock that have been issued or granted. In addition, up to $142 million of our common stock may be issued as additional consideration to former IPWireless shareholders and under the IPWireless Employee Stock Bonus Plan upon the achievement of certain revenue milestones relating to IPWireless' public safety business and TDtv business and up to $30.6 million of our common stock may be issued as additional consideration to former GO Network shareholders and under the GO Networks Employee Stock Bonus Plan upon the achievement of certain revenue milestones relating to the sales of GO Network's Wi-Fi base station products. At June 30, 2007, we had options outstanding to purchase 17.8 million shares of our common stock at a weighted average exercise price of $7.37 per share and warrants outstanding to purchase
0.5 million shares of our common stock at an exercise price of $6.00 per share. We also had warrants outstanding at June 30, 2007, to purchase 1.9 million shares of our common stock for $0.01 per share pursuant to the Warrant Agreement, dated July 17, 2006, among the Company and the initial purchasers of our senior notes. In addition, in March 2007, we issued 355,000 shares of Series A Senior Convertible Preferred Stock at a price of $1,000 per share of convertible preferred stock in a private offering to investment funds and other institutional investors, as well as shareholders of the Company, including NextWave Wireless Chairman and CEO, Allen Salmasi, and from Douglas Manchester, a member of the NextWave Wireless Board of Directors and Avenue Capital Group, of which Robert T. Symington, a member of the NextWave Board, is a portfolio manager. The Series A Senior Convertible Preferred Stock is convertible into shares of our common stock upon election of the holders at any time and at our election under certain circumstances. If all shares of Series A Preferred Stock were converted at June 30, 2007, NextWave would be obligated to issue 32.8 million shares of its common stock. Assuming that we do not elect to pay dividends in cash prior to March 2011, if all shares of Series A Senior Convertible Preferred Stock were converted at such time, we would be obligated to issue 43.5 million shares of our common stock.

      The exercise or conversion of these derivative securities into shares of common stock or the issuance of common stock pursuant to earn-outs may result in significant dilution to our current stockholders. While the milestones giving rise our contingent earn-out payments may never be met or met only in part, these obligations to issue additional shares of common stock may result in a significant dilution to our current stockholders. In addition, sales of large amounts of common stock in the public market upon exercise or conversion of derivative securities or upon achievement of earn-outs could materially adversely affect the share price. We have agreed to register the resale of shares of common stock issuable upon exercise or conversion of our warrants and Series A Preferred Stock and upon achievement of earn-outs in connection with the IPWireless and GO Networks transactions. The registration of such resales could facilitate the sale of such shares into the market.

      In addition, we may need to raise additional funds to fund our operations, to pay for an acquisition or to enter into a strategic alliance, and we might use equity securities, debt, cash, or a combination of the foregoing to finance such activities. If we use equity securities, our stockholders may experience dilution. A significant amount of our common stock coming on the market at any given time could result in a decline in the price of our common stock or increased volatility.

OUR COMMON STOCK IS THINLY TRADED AND THUS THE MARKET PRICE OF OUR COMMON STOCK IS PARTICULARLY SENSITIVE TO TRADING VOLUME AND THE TRADING PRICE OF OUR SERIES A PREFERRED STOCK MAY BE ADVERSELY AFFECTED..

      Our low trading volume has historically resulted in substantial volatility in the market price of our common stock, and may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In addition, due to the relatively low volume of trading in our common stock, stockholders may not be able to purchase or sell shares, particularly large blocks of shares, as quickly and as inexpensively as if the trading volume were higher. The sale of a significant position in common stock by a large shareholder also may lead the price of our stock to decline. Because our Series A Preferred Stock is convertible into our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading prices of our Series A Preferred Stock. More generally, the market for technology stocks has been extremely volatile, and has from time to time experienced significant price and volume fluctuations that bear little relationship or are not proportionate to the past or present operating performance of those companies.

AN ACTIVE TRADING MARKET FOR OUR SERIES A PREFERRED STOCK MAY NOT DEVELOP, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES OF SERIES A PREFERRED STOCK AT OR ABOVE THE PURCHASE PRICE.

      We do not intend to list our Series A Preferred Stock on any national securities exchange or automated quotation system. The Series A Preferred Stock is not currently eligible for trading in the PortalSM Market of the Nasdaq Stock Market, Inc. and there can be no assurance at this time that we will obtain such eligibility. Consequently, a liquid trading market for the Series A Preferred Stock may not develop and the market price of the Series A Preferred Stock may be volatile. As a result, you may be unable to sell your shares of Series A Preferred Stock at a price equal to or greater than that which you paid, if at all.

THE SERIES A PREFERRED STOCK RANKS JUNIOR TO ALL OF OUR LIABILITIES.

      The Series A Preferred Stock ranks junior to all of our liabilities and all liabilities of our subsidiaries and any capital stock of our subsidiaries held by others. In the event of any bankruptcy, liquidation, dissolution or winding-up, our assets will be available to pay obligations on the Series A Preferred Stock, including the liquidation preference of your shares of the

Series A Preferred Stock payable upon liquidation event or deemed liquidation event, only after all our indebtedness and other liabilities have been paid.

WE MAY NOT HAVE SUFFICIENT EARNINGS AND PROFITS IN ORDER FOR DISTRIBUTIONS ON THE PREFERRED STOCK TO BE TREATED AS DIVIDENDS.

      The dividends paid by us may exceed our current and accumulated earnings and profits, as calculated for U.S. federal income tax purposes. This would result in the amount of the dividends that exceeds such earnings and profits being treated first as a return of capital to the extent of the holder's adjusted tax basis in the preferred stock, and the excess as capital gain. Such treatment will generally be unfavorable for corporate holders and may also be unfavorable for certain other holders.

A HOLDER OF SERIES A PREFERRED STOCK MAY BE TREATED AS RECEIVING DEEMED DISTRIBUTIONS THAT MAY BE INCLUDIBLE IN INCOME.

      If the Series A Preferred Stock is not respected as participating preferred stock, in accordance with certain provisions of the Internal Revenue Code and the Treasury Regulations, a holder of such preferred stock, despite the absence of any actual payment of cash to the holder, may be treated as receiving constructive distributions over the term of the Series A Preferred Stock or at the time of any conversion into our Common Stock. In either such case, the holder may be required to pay taxes on such constructive distributions in the same manner as an actual distribution.

WE MAY NOT BE ABLE TO PAY THE LIQUIDATION PREFERENCE PREMIUM OF THE PREFERRED STOCK UPON A DEEMED LIQUIDATION EVENT OR A MANDATORY REDEMPTION AND WE MAY NOT BE ABLE TO PAY CASH DIVIDENDS ON THE PREFERRED STOCK WHEN REQUIRED.

      In the event of a deemed liquidation event, including events such as a merger, sale of assets or change in control, you will have the right to receive an amount per share of Series A Preferred Stock equal to the greater of 120% of the liquidation preference or the amount that would have been received if such share was converted into our common stock, unless the holders of shares representing 75% of the shares of Series A Preferred Stock then outstanding elect to waive such deemed liquidation event, in which case the Series A Preferred Stock would remain outstanding or be converted into shares of a successor entity. We must redeem all outstanding shares of the Series A Preferred Stock for an amount equal to the liquidation preference on March 28, 2017, up to 50% of all outstanding shares of Series A Preferred Stock for an amount equal to 130% of the liquidation preference if we elect to convert the Series A Preferred Stock into shares of our common stock, and up to all outstanding shares of the Series A Preferred Stock for an amount equal to 120% of the liquidation preference if we elect to consummate certain asset sales without the requisite consent of the holders of the Series A Preferred Stock. We may not have sufficient cash to purchase your shares of preferred stock upon a deemed liquidation or a redemption event. Also, the terms of our Senior Notes contain limitations on our ability to pay the liquidation preference in cash while the Senior Notes remain outstanding.

      Pursuant to the terms of our Senior Notes, which are due July 14, 2010, we are not permitted to pay cash dividends on the shares of the Series A Preferred Stock. The terms of the Series A Preferred Stock permit us to add the per share dividend amount to the liquidation preference of the Series A Preferred Stock until March 28, 2011, in lieu of paying cash dividends, thereby increasing the amount of the liquidation preference and the number of shares of our Common Stock issuable upon conversion of each share of the Series A Preferred Stock. From and after March 28, 2011, the Company is obligated to pay quarterly cash dividends on the Series A Preferred Stock. Terms of our future indebtedness could restrict the payment of dividends and other obligations relating to our capital stock in cash. Even if the terms of the instruments governing our indebtedness at such time allow us to pay cash dividends and to redeem the preferred stock in cash, we can only make such payments when, as and if declared by our board of directors from legally available funds. Adequate funds may not be available to pay cash dividends to you or to redeem your shares of preferred stock.

      Further, because we are a holding company, our ability to pay the liquidation preference our Series A Preferred Stock for cash or to pay dividends on the Series A Preferred Stock may be limited by restrictions on our ability to obtain funds through dividends from our subsidiaries.

OUR OPERATING RESULTS ARE SUBJECT TO SUBSTANTIAL QUARTERLY AND ANNUAL FLUCTUATIONS AND TO MARKET DOWNTURNS.

      We believe that our future operating results over both the short- and long-term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside management's control. These factors include:

      o     significant research and development costs;

      o     research and development issues and delays;

      o the ability of our businesses to generate revenue adequate to cover their expenses;

      o     spectrum acquisition costs;

      o     manufacturing issues and delays;

      o     fluctuating market demand for WiMAX services:

      o     impact of competitive products, services and technologies;

      o     changes in the regulatory environment;

      o     the cost and availability of network infrastructure; and

      o     general economic conditions.

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

IF THE OWNERSHIP OF OUR COMMON STOCK AND SERIES A PREFERRED STOCK CONTINUES TO BE HIGHLY CONCENTRATED, IT MAY PREVENT YOU AND OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE THE PRICE OF OUR COMMON STOCK AND THE SERIES A PREFERRED STOCK TO DECLINE.

      Allen Salmasi, our executive officers and other members of our Board of Directors beneficially own or control shares of common stock and Series A Preferred Stock representing approximately 40.0% of the voting power of our capital stock as of June 30, 2007. Accordingly, Mr. Salmasi and the other members of the Board of Directors will be able to significantly influence matters that require stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or other significant corporate transactions. Our controlling stockholders may have interests that differ from your interests and may vote in a way with which you may disagree and which may be adverse to your interests. Corporate action may be taken even if other stockholders oppose them. These stockholders may also delay or prevent a change of control of us, even if that change of control would benefit our other stockholders, which could deprive our stockholders of the opportunity to receive a premium for their shares. The significant concentration of ownership of our common stock and Series A Preferred Stock may adversely affect the trading price of our common stock and Series A Preferred Stock due to investors' perception that conflicts of interest may exist or arise.

IF SECURITIES OR INDUSTRY ANALYSTS DO NOT PUBLISH RESEARCH OR REPORTS ABOUT OUR BUSINESS, IF THEY CHANGE THEIR RECOMMENDATIONS REGARDING OUR SHARES ADVERSELY OR IF OUR OPERATING RESULTS TO NOT MEET THEIR EXPECTATIONS, THE TRADING PRICE OF OUR COMMON STOCK AND SERIES A PREFERRED STOCK COULD DECLINE.

      The trading market for our common stock and the trading price of our Series A Preferred Stock will be influenced by the research and reports that industry and securities analysts publish about us or our business. Currently, no analysts cover our Company. If analysts fail to publish reports about us or if one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our common stock to decline. Moreover, if one or more analysts who cover us downgrade our common stock or if our operating results do not meet their expectations, the price of our common stock and Series A Preferred Stock could decline.

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD CAUSE THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK OR SERIES A PREFERRED STOCK TO DECLINE.

      The stock market in general, and the stock prices of technology and wireless communications companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company. Factors that may have a significant impact on the market price of our common stock and accordingly the trading price of our Series A Preferred Stock include:

      o announcements concerning us or our competitors, including the selection of mobile WiMAX wireless communications technology by telecommunications providers and the timing of the roll-out of those systems;

      o receipt of substantial orders or order cancellations for integrated circuits and system software products for mobile WiMAX networks by us or our competitors;

      o     quality deficiencies in technologies, products or services;

      o announcements regarding financial developments or technological innovations;

      o our ability to remediate the material weakness in internal controls over financial reporting identified in connection with our restatement of revenues of our PacketVideo subsidiary;

      o international developments, such as technology mandates, political developments or changes in economic policies;

      o     lack of capital to invest in WiMAX networks;

      o     new commercial products;

      o     changes in recommendations of securities analysts;

      o government regulations, including FCC regulations governing spectrum licenses;

      o     earnings announcements;

      o     proprietary rights or product or patent litigation;

      o     strategic transactions, such as acquisitions and divestitures; or

      o rumors or allegations regarding our financial disclosures or practices.

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

      In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to changes in the volatility of the price of our common stock, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources.

PROVISIONS OF OUR CHARTER DOCUMENTS COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY, EVEN IF THE ACQUISITION WOULD BE BENEFICIAL TO HOLDERS OF OUR COMMON STOCK AND SERIES A PREFERRED STOCK, AND COULD MAKE IT MORE DIFFICULT FOR YOU TO CHANGE MANAGEMENT.

      Our Certificate of Incorporation and Bylaws contain provisions that could depress the trading price of our common stock and Series A Preferred Stock by acting to discourage, delay or prevent a change of control of our company or changes in management that holders of our common stock might deem advantageous. Specific provisions in our Certificate of Incorporation and Bylaws include:

      o our directors serve staggered, three-year terms and accordingly, pursuant to Delaware law, can only be removed with cause;

      o no action can be taken by stockholders except at an annual or special meeting of the stockholders called in accordance with our bylaws, and stockholders may not act by written consent;

      o our board of directors will be expressly authorized to make, alter or repeal our bylaws, and our stockholders will be able to make, alter or repeal our bylaws by a vote of 66-2/3% of the issued and outstanding voting shares;

      o any vacancies on the board of directors would be filled by a majority vote of the board;

      o our board of directors will be authorized to issue preferred stock without stockholder approval; and

      o we will indemnify officers and directors against losses that they may incur in investigations and legal proceedings resulting from their services to us, which may include services in connection with takeover defense measures.

      As a result of the provisions of our Certificate of Incorporation and Bylaws, the price investors may be willing to pay in the future for our common stock or Series A Preferred Stock may be limited.



ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) The Company's current report on Form 8-K filed on April 12, 2007 contains a description of the Agreement and Plan of Merger by and among NextWave, IPWireless, Inc., IPW, LLC and J. Taylor Crandall, pursuant to which the Company agreed to distribute unregistered shares of its common stock to former stockholders of IPWireless, Inc. upon the consummation of the Company's acquisition of IPWireless, Inc. The Company's current report on Form 8-K, dated filed on May 17, 2007, contains a description of the distribution of unregistered shares of its common stock to former stockholders of IPWireless, Inc. in connection with the consummation of the IPWireless acquisition by the Company on May 11, 2007.

      (b)   Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a)   The Annual Meeting of Shareholders was held on May 17, 2007.

            (b)   See (c) below.

            (c) PROPOSAL I. The following members of the Board of Directors were elected:

                                 TOTAL VOTES   TOTAL VOTES
                                     FOR         WITHHELD
                                 -----------   -----------
James C. Brailean                103,017,676    1,529,180
William H. Webster               102,833,773    1,713,249


            PROPOSAL II. A proposal to amend the NextWave Wireless Inc. 2005 Stock Incentive Plan to increase the number of shares of common stock available for issuance thereunder from 12,500,000 to 27,500,000 shares was approved by 78,205,377 affirmative votes vs. 7,544,458 negative votes, with 2,449,321 abstentions.

            PROPOSAL III. A proposal to ratify the selection of Ernst and Young LLP as independent registered public accounting firm to audit the consolidated financial statements of NextWave and its subsidiaries for the year ended December 29, 2007 was approved by 104,518,064 affirmative votes vs. 14,516 negative votes with 15,099 abstentions.

            (d)   Not applicable.

ITEM 5.     OTHER INFORMATION

            Not Applicable.



ITEM 6.     EXHIBITS

 EXHIBIT NO.      DESCRIPTION
------------      --------------------------------------------------------------

    10.1 Agreement and Plan of Merger, dated as of April 6, 2007, by and among NextWave Wireless Inc., IPW, LLC, IPWireless, Inc. and J. Taylor Crandall, as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed April 12,
                  2007)

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


                                          NEXTWAVE WIRELESS INC.
                                                    (Registrant)



August 14, 2007                           By:  /s/  George C. Alex
                                             -----------------------------------
      (Date)                                 George C. Alex
                                             Executive Vice President and
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

 EXHIBIT NO.      DESCRIPTION
------------      --------------------------------------------------------------

    10.1 Agreement and Plan of Merger, dated as of April 6, 2007, by and among NextWave Wireless Inc., IPW, LLC, IPWireless, Inc. and J. Taylor Crandall, as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed April 12,
                  2007)

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