Form 10-Q
period 2007-09-29
NextWave Wireless Inc.
filed 2007-11-13
CIK 1374993

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007

                                            OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION                 TO                 PERIOD FROM


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|      No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes |_|           No |X|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes |X|           No |_|

As of November 5, 2007, there were approximately 92,667,000 shares of the Registrant's common stock outstanding.


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

ITEM 1A.    Risk Factors

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.     Defaults Upon Senior Securities

ITEM 4.     Submission of Matters to a Vote of Security Holders

ITEM 5.     Other Information

ITEM 6.     Exhibits

Signatures

Index to Exhibits

                         PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             NEXTWAVE WIRELESS INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                            SEPTEMBER       DECEMBER
                                                               29,             30,
                                                              2007            2006
                                                           -----------    -----------
                       ASSETS                              (UNAUDITED)
Current assets:
 Cash and cash equivalents                                 $    72,871    $    32,980
 Marketable securities                                         188,854        167,705
 Accounts receivable, net of allowance for doubtful
  accounts of $375 and $321, respectively                       22,722          5,056
 Inventory                                                       4,638            266
 Deferred contract costs                                        20,821          2,397
 Prepaid expenses and other current assets                      12,145          7,571
                                                           -----------    -----------

   Total current assets                                        322,051        215,975
Restricted cash                                                 75,000         75,000
Wireless spectrum licenses, net                                574,931        527,998
Goodwill                                                       140,262         32,184
Other intangible assets, net                                    80,813         18,570
Property and equipment, net                                     43,547         17,529
Other noncurrent assets                                          6,782          9,823
                                                           -----------    -----------

  Total assets                                             $ 1,243,386    $   897,079
                                                           ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                          $    28,785    $     1,630
 Accrued expenses                                               57,829         33,537
 Current portion of long-term obligations                        6,223          3,065
 Deferred revenue                                               49,592         10,253
 Other current liabilities and deferred credits
                                                                 3,034          1,240
                                                           -----------    -----------

   Total current liabilities                                   145,463         49,725
                                                           -----------    -----------
Deferred income tax liabilities                                 85,556         75,774
Long-term obligations, net of current portion                  316,552        298,030
Other long-term obligations, deferred credits and
 reserves                                                        5,924          3,324
                                                           -----------    -----------
   Total liabilities                                           553,495        426,853
Minority interest in subsidiary                                   --            1,048
Commitments and contingencies
Redeemable Series A Senior Convertible Preferred Stock,
  $0.001 par value; 355 shares authorized; 355 shares
  issued and outstanding, liquidation preference of
  $368,814 at September 29, 2007                               364,919           --
                                                           -----------    -----------
Stockholders' equity:
 Preferred stock, $0.001 par value; 25,000 shares
  authorized; 355 shares designated as Series A Senior
  Convertible Preferred Stock; no other shares issued or
  outstanding                                                     --             --
 Common stock, $0.001 par value; 400,000 shares
  authorized; 92,666 and 83,716 issued and outstanding
  at September 29, 2007, and December 30, 2006,
  respectively                                                      93             84
 Additional paid-in-capital                                    691,315        620,423
 Accumulated other comprehensive income (loss)                      48           (357)
 Accumulated deficit                                          (366,484)      (150,972)
                                                           -----------    -----------
   Total stockholders' equity                                  324,972        469,178
                                                           -----------    -----------
    Total liabilities and stockholders' equity             $ 1,243,386    $   897,079
                                                           ===========    ===========

--------------------------------------------------------------------------------
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             NEXTWAVE WIRELESS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                         ----------------------    ----------------------
                                         SEPTEMBER    SEPTEMBER    SEPTEMBER    SEPTEMBER
                                             29,          30,          29,          30,
                                            2007         2006         2007         2006
                                         ---------    ---------    ---------    ---------
Revenues                                 $  17,752    $   6,670    $  38,330    $  16,868
                                         ---------    ---------    ---------    ---------
Operating expenses:
 Cost of revenues                           17,324        3,506       31,538        7,951
 Engineering, research and development      42,556       11,634       99,953       36,017
 General and administrative                 30,939       14,896       70,351       35,528
 Sales and marketing                         7,449        2,992       16,684        7,144
 Purchased in-process research and
  development costs                         11,200         --         12,060        1,648
                                         ---------    ---------    ---------    ---------
   Total operating expenses                109,468       33,028      230,586       88,288
                                         ---------    ---------    ---------    ---------
    Loss from operations                   (91,716)     (26,358)    (192,256)     (71,420)
                                         ---------    ---------    ---------    ---------
Other income (expense):
  Interest income                            4,870        3,419       12,387        9,803
  Interest expense                         (12,033)      (9,010)     (34,619)      (9,684)
  Other income (expense), net               (1,622)         (26)      (1,320)          98
                                         ---------    ---------    ---------    ---------
   Total other income (expense), net        (8,785)      (5,617)     (23,552)         217
                                         ---------    ---------    ---------    ---------
    Loss before provision for income
      taxes and minority interest         (100,501)     (31,975)    (215,808)     (71,203)
  Income tax benefit (provision)              (351)         (93)        (752)         116
  Minority interest                           --            265        1,048        1,136
                                         ---------    ---------    ---------    ---------
       Net loss                           (100,852)     (31,803)    (215,512)     (69,951)
  Less: Preferred stock dividends           (6,862)        --        (13,814)        --
        Accretion of issuance costs on
       preferred stock                         (69)        --           (139)        --
                                         ---------    ---------    ---------    ---------
       Net loss applicable to common
         shares                          $(107,783)   $ (31,803)   $(229,465)   $ (69,951)
                                         =========    =========    =========    =========

 Net loss per common share - basic and
  diluted                                $   (1.17)   $   (0.39)   $   (2.60)   $   (0.86)
 Weighted average shares used in per
  share calculation                         92,468       81,833       88,413       81,722







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


                                                     NEXTWAVE WIRELESS INC.
                              CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                                                      STOCKHOLDERS' EQUITY
                                                   (IN THOUSANDS) (UNAUDITED)

                                  REDEEMABLE
                                    SERIES A
                                     SENIOR
                                  CONVERTIBLE                                           ACCUMULATED
                             ---------------------                                         OTHER
                                 PREFERRED STOCK           COMMON STOCK     ADDITIONAL  COMPREHENSIVE                TOTAL
                             ---------------------   ---------------------    PAID-IN      INCOME   ACCUMULATED  STOCKHOLDERS'
                              SHARES       AMOUNT      SHARES      AMOUNT     CAPITAL      (LOSS)      DEFICIT      EQUITY
                             ---------   ---------   ---------   ---------   ---------    ---------   ---------    ---------
BALANCE AT DECEMBER 30,
 2006                             --     $    --        83,716   $      84   $ 620,423     $   (357)  $(150,972)   $ 469,178
Shares issued for cash,
 net of issuance costs and
 embedded derivatives of
$                    4,035         355     350,966        --          --          --           --          --           --
Shares issued in business
 combinations                     --          --         7,651           8      74,514         --          --         74,522

Shares issued under stock
 incentive plans                  --          --           629        --         2,171         --          --          2,171

Shares issued for warrants
 exercised                        --          --           670           1           3         --          --              4

Share-based compensation
 expense                          --          --          --          --         8,157         --          --          8,157
Imputed dividends on
 Series A Senior
 Convertible Preferred
 Stock                            --        13,814        --          --       (13,814)        --          --        (13,814)
Accretion of issuance
 costs on Series A Senior
 Convertible Preferred
 Stock                            --           139        --          --          (139)        --          --           (139)

Unrealized net gains on
 marketable securities            --          --          --          --          --            405        --            405

Net loss                          --          --          --          --          --           --      (215,512)    (215,512)
                             ---------   ---------   ---------   ---------   ---------    ---------   ---------    ---------

 BALANCE AT SEPTEMBER 29,
  2007                             355     364,919      92,666          93     691,315    $      48   $(366,484)   $ 324,972
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

                             NEXTWAVE WIRELESS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                       -------------------------------
                                                       SEPTEMBER             SEPTEMBER
                                                           29,                   30,
                                                          2007                  2006
                                                       ---------             ---------
OPERATING ACTIVITIES
Net loss                                               $(215,512)            $ (69,951)
Adjustments to reconcile net loss to net cash used
  in operating activities:
 Depreciation                                              8,023                 4,235
 Amortization of intangible assets                        15,418                 3,752
 Non-cash share-based compensation                         8,157                 3,548
 In-process research and development                      12,060                 1,648
 Accretion of interest expense                            15,647                 4,643
 Minority interest                                        (1,048)               (1,136)
 Other non-cash adjustments                                2,626                 2,387
 Changes in operating assets and liabilities:
 Accounts receivable                                      (2,631)               (2,221)
 Inventory                                                 1,143                   (59)
 Deferred contract costs                                 (16,546)               (2,116)
 Prepaid expenses and other current assets                  (813)               (1,938)
 Other assets                                              2,123                 1,336
 Accounts payable and accrued liabilities                 (3,584)               11,604
 Deferred revenue                                         25,979                 3,950
 Other current liabilities and deferred credits              219                  (238)
                                                       ---------             ---------
     Net cash used in operating activities              (148,739)              (40,556)
                                                       ---------             ---------

INVESTING ACTIVITIES
Proceeds from maturities of marketable securities         19,273               192,226
Proceeds from sales of marketable securities             865,234               452,951
Purchases of marketable securities                      (905,251)             (477,927)
Payments for wireless spectrum licenses                  (34,607)             (397,817
Cash paid for business combinations, net of cash
  acquired                                               (80,332)               (4,950)
Purchase of property and equipment                       (22,422)              (10,990)
Other, net                                                  (500)               (1,866)
                                                       ---------             ---------
     Net cash used in investing activities              (158,605)             (248,373)
                                                       ---------             ---------

FINANCING ACTIVITIES
Proceeds from the sale of Series A Senior
  Convertible Preferred Stock, net of costs to issue     351,146                  --
Proceeds from long-term obligations, net of costs to
  issue                                                     --                 295,098
Payment to restricted cash account securing
  long-term obligations                                     --                 (75,000)
Payments on long-term obligations                         (4,052)               (2,374)
Proceeds from the sale of common equity interests          2,175                 2,379
Proceeds from investment by joint venture partner           --                   1,995
Cash distributions paid to members                        (2,034)               (1,447)
                                                       ---------             ---------
     Net cash provided by financing activities           347,235               220,651
                                                       ---------             ---------
  Net increase (decrease) in cash and cash
   equivalents                                            39,891               (68,278)

Cash and cash equivalents, beginning of period            32,980                93,649
                                                       ---------             ---------
Cash and cash equivalents, end of period
                                                       $  72,871             $  25,371
                                                       =========             =========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             NEXTWAVE WIRELESS INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

FINANCIAL STATEMENT PREPARATION

      The unaudited consolidated financial statements have been prepared by NextWave Wireless Inc. ("NextWave") according to the rules and regulations of the United States Securities and Exchange Commission ("SEC"), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

      In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state NextWave's financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 30, 2006, included in NextWave's Annual Report on Form 10-K filed with the SEC on March 30, 2007.

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

      NextWave operates on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2007 will be a 52-week year ending on December 29, 2007 and the first 53-week year will occur in 2009. The three month periods ended September 29, 2007 and September 30, 2006 include 13 weeks each and the nine month periods ended September 29, 2007 and September 30, 2006 include 39 weeks each.

COMPREHENSIVE LOSS

      Accumulated other comprehensive loss represents unrealized gains and losses on available-for-sale marketable securities that are excluded from the consolidated statements of operations and are reported as a separate component in stockholders' equity. Comprehensive loss consists of the following:

                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                 ----------------------    ----------------------
                                 SEPTEMBER    SEPTEMBER    SEPTEMBER    SEPTEMBER
                                    29,          30,          29,          30,
(in thousands)                     2007         2006         2007         2006
                                 ---------    ---------    ---------    ---------
Net loss                         $(100,852)   $ (31,803)   $(215,512)   $ (69,951)
 Other comprehensive income
(loss):
   Net unrealized gains on
    marketable securities              131          507          405          261
                                 ---------    ---------    ---------    ---------
      Total comprehensive loss   $(100,721)   $ (31,296)   $(215,107)   $ (69,690)
                                 =========    =========    =========    =========


NET LOSS PER COMMON SHARE

      Basic and diluted net loss per common share for the three and nine months ended September 29, 2007 is computed by dividing net loss applicable to common shares for the respective periods by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Basic and diluted net loss per common share for the three and nine months ended September 30, 2006 is computed by dividing net loss applicable to common shares for the period by the weighted average number of membership units outstanding during the respective periods, on a converted basis as if NextWave's holding company merger to implement its conversion to corporate form occurred on January 1, 2006.

      The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted loss per share as they are antidilutive. The share amounts are determined using a weighted average of the shares outstanding during the respective periods and assume that September 29, 2007 was the end of the contingency period for any contingently issuable shares in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128,Earnings per Share.

                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                        ---------  ---------  ---------   ---------
                                        SEPTEMBER  SEPTEMBER  SEPTEMBER   SEPTEMBER
                                            29,        30,        29,         30,
  (in thousands)                           2007       2006       2007        2006
                                        ---------  ---------  ---------   ---------
Outstanding stock
   options                                  18,314     9,988    15,524     8,801
Common stock warrants                        2,436     3,888     2,522     1,629
Contingently
   issuable shares under
   advisory contract                           833       833       833       833
Restricted stock                               216       204       212       113
Contingent merger
   consideration for two
   acquisitions and related
   contingent stock bonus plan
   shares                                   24,700      --      12,495      --
Series A Senior
   Convertible Preferred Stock              32,763      --      22,110      --

REDEEMABLE SERIES A SENIOR CONVERTIBLE PREFERRED STOCK

      Costs incurred to issue the Series A Preferred Stock are deferred and recorded as a reduction to the reported balance of the preferred stock in the consolidated balance sheet. The costs are accreted using the effective interest method over the period from the date of issuance through March 28, 2017, the stated redemption date. In accordance with Emerging Issues Task Force ("EITF") Issue No. D-98, Classification and Measurement of Redeemable Securities, the resulting increases from the accretion of the issue costs and accrued dividends on the preferred stock are affected by charges against retained earnings or, in the absence of retained earnings, by charges against paid-in capital. This increases loss applicable to common stockholders in the calculation of loss per common share.

       NextWave's obligations to pay contingent cash dividends and cash premiums upon redemption or liquidation of the preferred shares constitute embedded derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The initial estimated fair values of the respective embedded derivative were recorded as long-term liabilities in the consolidated balance sheet, reducing the reported value of the Series A Preferred Stock. In accordance with SFAS No. 133, these derivatives will be measured at fair value at each reporting date and any subsequent changes in the estimated fair value of the embedded derivative are recorded as a charge to other income (expense) in the consolidated statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for NextWave's fiscal year that begins on December 30, 2007, with early adoption permitted. NextWave's management is in the process of evaluating the impact of the adoption of SFAS No. 157.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS No. 159 is effective for NextWave's fiscal year that begins on December 30, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS No. 159. NextWave's management is currently evaluating whether or not to elect the option provided for in this standard.

RECLASSIFICATION

      Certain amounts in the previously reported financial statements have been reclassified to conform to the current period presentation.

2.    COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

MARKETABLE SECURITIES AND RESTRICTED CASH

      Marketable securities and restricted cash consist of the following:

                                                   SEPTEMBER 29,   DECEMBER 30,
                                                     ---------      ---------
(in thousands)                                          2007           2006
                                                     ---------      ---------
Municipal securities                                 $ 178,784      $ 177,436
Commercial paper                                        79,680           --
Equity securities                                        5,079           --
Money market funds                                         311            500
U.S. Treasury and Agency obligations                      --           39,051
Corporate notes                                           --           25,694
Cash                                                      --               24
                                                     ---------      ---------
 Total portfolio of marketable securities              263,854        242,705
Less restricted portion                                (75,000)       (75,000)
                                                     ---------      ---------
 Total unrestricted marketable securities            $ 188,854      $ 167,705
                                                     =========      =========

INVENTORY

      Inventory consists of the following:

                                               SEPTEMBER 29,       DECEMBER 30,
                                               -------------       ------------
(in thousands)                                      2007                2006
                                                  -------             -------
Raw materials                                     $ 1,169             $  --
Work in process                                        67                 266
Finished goods                                      3,402                --
                                                  -------             -------
                                                  $ 4,638             $   266
                                                  =======             =======


WIRELESS SPECTRUM LICENSES, GOODWILL AND OTHER INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                       SEPTEMBER 29, 2007                  DECEMBER 30, 2006
                               -------------------------------      ------------------------------
                              WEIGHTED                             WEIGHTED
                              AVERAGE                              AVERAGE
                                LIFE    GROSS                        LIFE    GROSS
                                (IN    CARRYING   ACCUMULATED        (IN    CARRYING   ACCUMULATED
(dollars in thousands)         YEARS)   AMOUNT    AMORTIZATION      YEARS)   AMOUNT    AMORTIZATION
                               ------   ------    ------------      ------   ------    ------------
Amortized intangible assets:
 Leased wireless spectrum
   licenses                    16.2     $97,801       $ 9,051       14.1     $82,385       $ 4,438
 Purchased technology           7.0      67,704         9,676        7.0       9,614         1,821
 Purchased customer base        8.5      10,120         1,998        8.0       5,960         1,044
 Purchased tradenames and
  trademarks                    5.7       9,484           818        --          --            --
 Non-compete agreements         3.5       4,420         2,203        4.0       2,800         1,193
 Other                          7.1       1,792           412        7.4       2,002           252
                                       --------      --------               --------      --------
                                       $191,321      $ 24,158               $102,761      $  8,748
                                       ========      ========               ========      ========
Intangible assets not
 subject to amortization:
 Wireless spectrum
 licenses                              $486,181                             $450,051
 Goodwill                               140,262                               32,184
 Purchased tradenames and
   trademarks                             2,400                                2,504
                                       --------                             --------
                                       $628,843                             $484,739
                                       ========                             ========

      In March 2007, NextWave acquired all of the outstanding shares of common stock of 4253311 Canada Inc., a Canadian company, which resulted in the addition of $36.0 million of wireless spectrum licenses not subject to amortization. The assets of 4253311 Canada Inc. are comprised almost entirely of wireless spectrum and therefore the acquisition was accounted for as an asset purchase rather than as the purchase of a business based on guidance under EITF Issue No. 98-3,Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The value assigned to the wireless spectrum includes the cash purchase price of $26.0 million, closing costs of $0.2 million, and $9.8 million in associated deferred tax liabilities as determined in accordance with EITF Issue No. 98-11, Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations ("EITF 98-11").

      During the nine months ended September 29, 2007, NextWave acquired other licensed spectrum rights for $8.4 million in cash and $5.6 million through the assumption of lease liabilities.

      The $108.1 million increase in goodwill in the consolidated balance sheets from December 30, 2006 to September 29, 2007, resulted from $108.9 million from current year business acquisitions, reduced by $0.8 million for reductions to accrued liabilities related to 2005 and 2006 acquisitions.

      The estimated aggregate amortization expense for amortized intangible assets owned as of September 29, 2007, is expected to be $6.7 million during the remainder of 2007 and $25.0 million, $22.4 million, $20.0 million, $17.9 million and $75.2 million during fiscal years 2008, 2009, 2010, 2011 and thereafter, respectively.

PROPERTY AND EQUIPMENT

      Property and equipment, net, consists of the following:

                                                   SEPTEMBER 29,    DECEMBER 30,
(in thousands)                                         2007            2006
                                                   -------------    ------------
Furniture and equipment                               $ 32,061        $ 13,626
Purchased software                                       8,941           7,296
Building and improvements                                6,231            --
Leasehold improvements                                   4,863           2,358
Land                                                     4,109            --
Construction in progress                                 1,496             846
                                                      --------        --------
                                                        57,701          24,126
Less: Accumulated depreciation                         (14,154)         (6,597)
                                                      --------        --------
    Total property and equipment, net                 $ 43,547        $ 17,529
                                                      ========        ========

ACCRUED EXPENSES

      Accrued expenses consist of the following:
                                                     SEPTEMBER 29,  DECEMBER 30,
                                                     -------------  ------------
(in thousands)                                           2007          2006
Accrued payroll and related expenses                    $17,714       $ 9,417
 Accrued contract losses                                 14,223           528
 Accrued interest                                         5,043        11,178
 Accrued expenses                                         9,245         4,870
 Value of put/call option to acquire WiMax Telecom AG
   minority interest, net of $174 discount                4,685          --
 Accrued professional fees                                3,250         3,746
 Accrued equity distributions payable                        72         2,034
 Other                                                    3,597         1,764
                                                        -------       -------
   Total accrued liabilities                            $57,829       $33,537
                                                        =======       =======

3.    BUSINESS COMBINATIONS

      During the nine months ended September 29, 2007, NextWave completed the following business combinations which were accounted for in accordance with SFAS No. 141, Business Combinations:

      o IPWIRELESS - In May 2007, NextWave acquired all of the equity interests in IPWireless, Inc., a privately-held company that supplies TD-CDMA network equipment and subscriber terminals. The IPWireless TDtv solution, based on 3GPP Multimedia Broadcast Multicast Service (MBMS), is being designed to allow UMTS Operators to deliver mobile television and other multimedia services using their existing 3G spectrum and networks, without impacting their current voice and data services. The primary reason for the acquisition was to provide customers with cost-effective and high-performance mobile broadband products and solutions by expanding IPWireless' product portfolio to incorporate WiMAX and/or Wi-Fi technologies.

      o WIMAX TELECOM AG - In July 2007, NextWave's subsidiary, Inquam Broadband GmbH, acquired a 65% controlling interest in WiMax Telecom AG, a privately-held company domiciled in Zurich, Switzerland. WiMax Telecom AG, through its subsidiaries, has obtained nationwide wireless broadband spectrum concessions in Austria and Slovakia, and a major spectrum concession in Croatia and currently operates WiMAX networks in Austria and Slovakia. Contemporaneously with the acquisition of WiMax Telecom AG, Inquam Broadband GmbH was granted an exclusive and irrevocable call option and the remaining minority shareholders were granted an exclusive and irrevocable put option, both of which expire in December 2007, for the shares held by the remaining minority shareholders of WiMax Telecom AG for 3.6 million Euros ($5.1 million at September 29, 2007). Based on the guidance provided by EITF Issue No. 00-4, Majority Owner's Accounting for a Transaction in the Shares of Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in That Subsidiary, NextWave has treated the WiMax Telecom AG put/call option as a derivative contract that is viewed on a combined basis with the minority interest and accounted for the derivative as a financing of its acquisition of the minority interest in WiMax Telecom AG. Accordingly, NextWave has consolidated 100% of WiMax Telecom AG since the acquisition date. At acquisition, NextWave recognized a liability for the fair value of the derivative of $4.5 million which was included in the determination of the purchase price of WiMax Telecom AG. NextWave is accreting the imputed interest on the liability to interest expense over the stated term of the put/call option.

      o SDC SECURE DIGITAL CONTAINER - In January 2007, NextWave, through its wholly-owned subsidiary, PacketVideo Corporation, acquired all of the shares of SDC Secure Digital Container AG ("SDC"), a privately held company headquartered in Basel, Switzerland that develops Java music clients for mobile phones. The primary reason for the acquisition was to complement PacketVideo's software for native operating systems, such as Symbian and Linux, with a solution that can address the large number of handsets that support Java applications, expanding the number of mobile operators and music services supported by PacketVideo.

      o GO NETWORKS - In February 2007, NextWave acquired all of the outstanding common stock and warrants of GO Networks, Inc., a privately-held company with research and development facilities in Tel Aviv, Israel. GO Networks develops advanced mobile Wi-Fi network solutions for service providers. The primary reason for the acquisition was to complement NextWave's WiMAX product line with wide-area and local-area wireless broadband services using stand-alone or integrated Wi-Fi/WiMAX solutions that utilize both licensed and license-exempt spectrum.

      In addition to the above acquisitions, NextWave completed an immaterial acquisition during the nine months ended September 29, 2007. NextWave also acquired a 69.2% interest in IPMobile, a Tokyo-based telecommunications company, for $0.6 million in August 2007. In September 2007, NextWave exercised its contractual right to rescind the transaction and the seller repaid in full NextWave's original cash payment. Accordingly, these consolidated financial statements exclude all transactions and accounts of IPMobile.

      The consolidated financial statements include the operating results of each business from their respective dates of acquisition.

      The total cost of each acquisition was as follows:

                                                WIMAX                         GO        IMMATERIAL
(in thousands)                  IPWIRELESS    TELECOM AG        SDC        NETWORKS     ACQUISITION
                                ----------    ----------    ----------    ----------    ----------
Cash, including closing costs   $   28,804    $    9,812    $   19,110    $   15,795    $    5,965
Fair value of common stock
  issued                            74,522          --            --            --            --
Accrual for contingent
  consideration                       --            --            --             223          --
Debt assumed and paid at
  closing                             --           5,825          --           1,338          --
Value of put/call option to
  acquire WiMax Telecom AG
  minority interest                   --           4,509          --            --            --
Less cash acquired                  (3,768)         (676)       (1,340)         (462)         --
                                ----------    ----------    ----------    ----------    ----------
  Total acquisition cost        $   99,558    $   19,470    $   17,770    $   16,894    $    5,965
                                ==========    ==========    ==========    ==========    ==========

      The fair value of common stock issued was based upon the actual number of shares issued to the IPWireless shareholders using the average closing trading price of NextWave common stock on Nasdaq during a five-day trading period beginning two trading days prior to the announcement of the acquisition on April 9, 2007.

      Under the purchase method of accounting, the purchase prices were preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the respective dates of acquisition in accordance with SFAS No. 141 as follows:

                                                WIMAX                         GO        IMMATERIAL
(in thousands)                  IPWIRELESS    TELECOM AG        SDC        NETWORKS     ACQUISITION
                                ----------    ----------    ----------    ----------    ----------
Accounts receivable, net        $   13,474    $      442    $    665      $       86    $    --
Inventory                            4,643           505        --               366         --
Deferred contract costs              1,687          --          --              --           --
Prepaid and other current
  assets                             1,623         1,852         221             180         --
Property and equipment               1,996         9,107          56           1,110         --
Wireless spectrum                     --           1,773        --              --           --
Intangible assets                   54,610          --         8,410          22,180         --
Goodwill                            74,696        19,107       9,129            --          5,965
Other noncurrent assets                413          --          --                87         --
Accounts payable and other
  current liabilities              (26,843)      (11,551)       (677)         (1,938)        --
Deferred revenue                   (13,301)         (114)        (34)           --           --
Provision for loss contract        (13,440)         --          --              --           --
Long-term obligations and
  deferred credits                    --          (1,651)       --            (5,177)        --
                                ----------    ----------    ----------    ----------    ----------
  Total acquisition cost        $   99,558    $   19,470    $   17,770    $   16,894    $    5,965
                                ==========    ==========    ==========    ==========    ==========

      The amounts allocated to intangible assets and their respective amortizable lives are attributed to the following categories:

                             WEIGHTED
                              AVERAGE
                               LIFE
                                (IN                                  GO
(dollars in thousands)         YEARS)  IPWIRELESS      SDC      NETWORKS
                               ------  ----------   ---------   --------
Purchased technology             7.0     $34,240     $ 5,650     $18,200
Purchased trade names and        6.0       5,850         760       2,660
Non-compete agreements           2.6         680         100         840
Purchased customer base          8.8       2,640       1,040         480
In-process research and
  development                    --       11,200         860        --
                                         -------     -------     -------
                                         $54,610     $ 8,410     $22,180
                                         =======     =======     =======


      The fair values assigned to purchased technology and purchased in-process research and development costs were determined by applying the income approach using the excess earnings methodology which involves estimating the future discounted cash flows to be derived from the currently existing technologies. The purchased trade names and trademarks were valued using the income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them. The fair values assigned to the purchased customer base existing on the acquisition date was determined by applying the income approach using the excess earnings methodology based upon estimated future discounted cash flows attributable to revenues project to be generated from those customers. The non-compete agreements were valued using the with-and-without method, based on the present value of cash flows associated with the savings due to having the agreements in place.

      Purchased in-process research and development costs include IPWireless' next-generation backwards compatible chip for use in wireless devices and six of SDC's video and audio software projects valued at $11.2 million and $0.9 million, respectively, which had not yet reached technological feasibility and had no alternative future uses at the date of acquisition. These costs were expensed in the consolidated statement of operations at the respective dates of acquisition.

      Experienced employees with expertise in wireless technology and operations in specialized niches in the wireless industry were among the factors that contributed to purchase prices that resulted in the recognition of goodwill.

      The excess of the purchase price over the acquired net tangible assets of $25.1 million for two of our acquisitions has been preliminarily allocated to goodwill in the consolidated balance sheet and is expected to be allocated between goodwill and identifiable intangible assets during the fourth quarter of 2007 once NextWave has completed a purchased intangible asset valuation. The related impact from value assigned to in-process research and development costs or to amortization expense, if any, will be adjusted on a prospective basis.

      In connection with the acquisition of IPWireless, NextWave recorded an accrual for severance totaling $0.6 million for four IPWireless employees whose employment terminated as a result of the acquisition. As of September 29, 2007, $0.5 million of the accrued severance has been paid.

      Additional purchase consideration of up to $135.0 million may be paid to the selling shareholders of IPWireless based upon the achievement of certain revenue milestones between 2007 and 2009, inclusive, as specified in the agreement, with potential payments of up to $50.0 million in late 2007 or 2008, up to $7.5 million in 2008, up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to approximately $113.8 million of such additional consideration will be payable in cash or shares of common stock at NextWave's election and up to approximately $21.2 million of such amounts will be payable in cash or shares of common stock at the election of the representative of IPWireless shareholders. In accordance with SFAS No. 141, the contingent consideration, if any, paid to non-employee and employee stockholders will be recorded as additional purchase price when the contingency is resolved and the consideration is determinable and becomes issuable. Contingent consideration, if any, paid to employee shareholders is regarded as additional purchase price rather than compensation as payment of the contingent consideration is not contingent upon continuing employment.

      Additional purchase consideration of up to $25.6 million and $0.1 million may be paid to the selling shareholders of GO Networks in shares of NextWave common stock and cash, respectively, subject to the achievement of specified operational milestones in February and August 2008, which include customer acceptance of certain product units and the continued employment of certain key employees. In accordance with SFAS No. 141, the contingent consideration, if any, paid to non-employee stockholders and to employee stockholders whose consideration is not contingent upon continuing employment will be recorded as additional purchase price when the contingency is resolved and the consideration is determinable and becomes issuable. In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, contingent consideration, if any, paid to employee stockholders that is contingent upon continuing employment will be expensed over any remaining earnout period as compensation when the payment becomes probable. The probability of achievement of the performance conditions will be reassessed at each reporting date. As of September 29, 2007, management assessed the probability of achievement of the performance conditions and concluded that an accrual was not necessary.

      NextWave has also adopted the IPWireless, Inc. Employee Stock Bonus Plan and the GO Networks Employee Stock Bonus Plan which provide the respective employees with shares of NextWave common stock having an aggregate value of up to $12.0 million, to be valued at the time of grant. The awards are contingent upon the achievement of certain revenue milestones from 2007 to 2009 relating to IPWireless' public safety business and TDtv business and the achievement of specified operational milestones for GO Networks in February and August 2008, which include customer acceptance of certain product units and the continued employment of the employee in addition to key employees. In accordance with SFAS No. 123(R), Share-Based Payment, the fair value of the stock bonuses will be determined on the date of grant and amortized to compensation expense over the requisite service period once the achievement of the milestones becomes probable. The probability of achievement of the performance conditions will be reassessed at each reporting date. At September 29, 2007, management concluded that a stock bonus under the IPWireless, Inc. Employee Stock Bonus Plan was probable of payment and accordingly recognized $1.2 million of share-based compensation expense based on the portion of the requisite service period elapsed through September 29, 2007. As of September 29, 2007, management assessed the probability of achievement of the milestones under the GO Networks Employee Stock Bonus Plan and concluded that an accrual was not necessary.

      PRO FORMA RESULTS

      The following unaudited pro forma financial information assumes that the acquisitions of IPWireless, SDC, GO Networks and WiMax Telecom AG occurred at the beginning of the respective fiscal years presented. The unaudited pro forma financial information does not reflect any other acquisitions, as the effect of those acquisitions were not significant on an individual basis or in the aggregate. These unaudited pro forma financial results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions occurred on these dates, or of future results of operations. The unaudited pro forma results for the three and nine months ended September 29, 2007 and September 30, 2006, are as follows:

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                     ----------------------    ----------------------
                                     SEPTEMBER    SEPTEMBER    SEPTEMBER    SEPTEMBER
                                        29,          30,          29,          30,
(in thousands)                          2007         2006         2007         2006
                                     ---------    ---------    ---------    ---------
Revenues                             $  17,752    $   7,957    $  42,228    $  20,714
 Net loss                              (87,837)     (49,089)    (249,312)    (140,085)
 Net loss applicable to common
  shares                               (94,762)     (49,089)    (263,259)    (140,085)
 Net loss per common share - basic
and diluted                          $   (1.02)   $   (0.55)   $   (2.86)   $   (1.57)

      The pro forma amounts above include interest expense on debt assumed that is calculated using NextWave's effective borrowing rate at the date of acquisition and nonrecurring charges for in-process research and development of $12.1 million for the nine months ended September 29, 2007 and September 30, 2006.

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

5.    LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

                                                      SEPTEMBER 29, DECEMBER 30,
(dollars in thousands)                                     2007         2006
                                                        ---------    ---------
7% Senior Secured Notes, $350,000 due 2010, net of
  unamortized discount and fair value of warrants
  of $55,989 and $69,325 at September 29, 2007
  and December 30, 2006, respectively, interest
  payable semiannually in January and July each
  year, secured by $488,300 in FCC licenses and
  spectrum leases and $75,000 in restricted cash        $ 294,011    $ 280,675

Wireless spectrum leases, weighted average imputed
  interest rates of 9.65% and 8.43% at September 29,
  2007 and December 30, 2006, respectively, scheduled
  maturities ranging from 2011 through 2036, net of
  unamortized discounts of $19,121 and $9,758 at
  September 29, 2007 and December 30, 2006,
  respectively, with three to five renewal options
  ranging from 10 to 15 years each.                        24,370       20,091

9.08% note, due June 1, 2009, principal and interest of
  $214 payable monthly, net of unamortized discount of
  $81, secured by $24,139 in assets held by GO Networks     4,050           --

Other                                                         344          329
                                                        ---------    ---------
Total long-term obligations                               322,775      301,095
Less current portion                                       (6,223)      (3,065)
                                                        ---------    ---------
  Long-term portion                                     $ 316,552    $ 298,030
                                                        =========    =========

      Payments due on these obligations during each of the five years subsequent to September 29, 2007 are as follows:

(in thousands)
Fiscal Years:
2007 (remaining three months)                                         $     739
2008                                                                      6,272
2009                                                                      4,799
2010                                                                    353,506
2011                                                                      3,326
Thereafter                                                               29,324
                                                                      ---------
                                                                        397,966
Less unamortized discount                                               (75,191)
Less current portion                                                     (6,223)
                                                                      ---------
Total long-term obligations                                           $ 316,552
                                                                      =========

      The purchase agreement for the 7% Senior Secured Notes contains representations and warranties, affirmative and negative covenants including, without limitation, NextWave's obligation to not become liable to any additional indebtedness, subject to certain exceptions including the ability to enter into spectrum leases or to incur $25.0 million of acquired company debt or purchase money indebtedness. As of September 29, 2007, NextWave has become liable for additional indebtedness totaling $16.9 million. Therefore, management believes that NextWave is in compliance with its debt covenants at September 29, 2007.

      In connection with the issuance of the 7% Senior Secured Notes, NextWave issued warrants to the purchasers of the Notes to purchase an aggregate of 2.6 million shares of common stock at an exercise price of $0.01 per share. The warrants were exercisable from and after the date of issuance, November 13, 2006. During the three and nine months ended September 29, 2007, warrants to purchase 0.7 million shares of common stock were exercised and at September 29, 2007, 1.9 million shares of common stock remained subject to issuance upon exercise of outstanding and exercisable warrants.

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

      For each of the three and nine months ended September 29, 2007, NextWave's effective tax rate was 0.35%. For the three and nine months ended September 29, 2007, NextWave recorded a provision for income taxes of $0.4 million and $0.8 million, respectively.

      NextWave adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"), on December 31, 2006, the beginning of its 2007 fiscal year. The adoption of FIN No. 48 did not have an effect on NextWave's effective income tax rate for the three and nine months ended September 29, 2007.

      As of December 31, 2006, NextWave did not have any unrecognized tax benefits or related accrued interest or penalties and no cumulative effect adjustment was recorded to retained earnings as a result of adopting FIN No. 48. NextWave did not generate any unrecognized tax benefits during the three and nine months ended September 29, 2007 and does not believe any material adjustments will be made related to unrecognized tax benefits for the remainder of 2007. NextWave does not believe it will generate any material unrecognized tax benefits within the next 12 months.

      Interest and penalties related to income tax matters are recognized in income tax expense. We did not incur any expense related to interest or penalties for income tax matters during the nine months ended September 29, 2007, and no such amounts were accrued as of June 30, 2007.

      As of September 29, 2007, NextWave is not subject to any material United States federal, state, local or foreign income tax examinations by tax authorities for the current or any prior reporting periods.


7.    COMMITMENTS AND CONTINGENCIES

Services and Other Agreements

      NextWave enters into non-cancelable inventory purchase agreements, software license agreements and agreements for the purchase of software development and engineering services to facilitate and expedite the development of software modules and applications required in its WiMAX development activities. At September 29, 2007, estimated future minimum payments due under the terms of these agreements, which expire on various dates through 2011, are as follows:

(in thousands)
Fiscal Years:
2007 (remaining three months)                                            $ 6,592
2008                                                                      14,311
2009                                                                       2,474
2010                                                                       2,700
2011                                                                       4,361
                                                                         -------
  Total                                                                  $30,438
                                                                         =======

Capital Expenditures

      In connection with its leased facilities in San Diego, California, NextWave entered into an agreement in 2007 for the construction of interior improvements aggregating $2.4 million, of which $0.5 million remains to be paid under this contract at September 29, 2007.

Operating Leases

      NextWave leases its office and research facilities, cell sites and certain office equipment under noncancellable operating leases expiring on various dates through 2015. Certain commitments have renewal options extending through the year 2031. One of the new facility lease agreements requires a $2.5 million letter of credit which will be reduced gradually until termination of the lease in 2012. Future minimum lease payments under noncancellable operating leases, net of sublease rentals at September 29, 2007, are as follows:

                                           LEASE         SUBLEASE
                                         COMMITMENTS     RENTALS           NET
(in thousands)                            --------       --------       --------
Fiscal Years:
2007 (remaining three months)             $  2,508       $    (65)      $  2,443
2008                                        10,119           (198)         9,921
2009                                         8,770           --            8,770
2010                                         7,369           --            7,369
2011                                         4,989           --            4,989
Thereafter                                   2,312           --            2,312
                                          --------       --------       --------
                                          $ 36,067       $   (263)      $ 35,804
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

      NextWave has authorized 400 million shares of common stock, of which 92.7 million shares were issued and outstanding at September 29, 2007, including 0.2 million restricted shares. At September 29, 2007, NextWave had the following common shares reserved for future issuance upon the exercise or issuance of the respective equity instruments:

 (in thousands)
Series A Senior Convertible Preferred Stock                               33,377
Stock options:
  Granted and outstanding                                                 19,926
  Available for future grants                                             13,959
Warrants                                                                   2,436
Contingently issuable shares under advisory contract                         833
                                                                          ------
                                                                          70,531
                                                                          ======

      Additionally, NextWave may issue up to $25.6 million and $5.0 million in shares of NextWave common stock, to be valued at the time of issuance, under the GO Networks Merger Agreement and the GO Networks Employee Stock Bonus Plan, respectively, upon the achievement of specified operational milestones in February and August 2008. NextWave may also issue up to $135.0 million and $7.0 million in shares of NextWave common stock, to be valued at the time of issuance, under the IPWireless Agreement and Plan of Merger and the IPWireless, Inc. Employee Stock Bonus Plan, respectively, upon the achievement of specified revenue and operational milestones during 2007 through 2009.

SERIES A SENIOR CONVERTIBLE PREFERRED STOCK

      On March 28, 2007, NextWave issued and sold 355,000 shares of its Series A Senior Convertible Preferred Stock (the "Series A Preferred Stock") at a price of $1,000 per share. The Series A Preferred Stock was issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933. NextWave received $351.1 million in net proceeds from the sale of the Series A Preferred Stock. Costs incurred to issue the shares totaled $3.9 million. The net proceeds are used to fund operations, accelerate the development of new wireless technologies, expand NextWave's business and enable strategic acquisitions.

      DIVIDEND RIGHTS. Holders of the Series A Preferred Stock are entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until March 2011, NextWave can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. From and after March 2011, NextWave must declare dividends in cash each quarter, subject to applicable law. The terms of NextWave's 7% Senior Secured Notes due 2010 currently prevent the payment of cash dividends on the Series A Preferred Stock. The dividend rate is subject to adjustment to 10% per annum if NextWave defaults on its dividend payment obligations or fails to cause its shelf registration statement filed with the Securities and Exchange Commission to be declared effective on or prior to November 30, 2007. The dividend rate is also subject to adjustment to 15% per annum if NextWave fails to comply with the protective covenants of the Series A Preferred Stock described below and to 18% per annum if NextWave fails to convert or redeem the Series A Preferred Stock when required to do so, as described below.

      NextWave accrued for $6.9 million and $13.8 million in undeclared dividends during the three and nine months ended September 29, 2007, respectively.

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

      CONVERSION RIGHTS AND REDEMPTION RIGHTS. Each share of Series A Preferred Stock is convertible into a number of shares of NextWave's common stock equal to the liquidation preference then in effect divided by $11.05. The Series A Preferred Stock is convertible at any time at the option of the holder, or at NextWave's election after September 28, 2008, subject to the trading price of its common stock reaching $22.10 for a specified period of time, except that such threshold price will be reduced to $16.575 on the earlier of March 28, 2010, or NextWave's consummation of a qualified public offering. NextWave will not be entitled to convert the Series A Preferred Stock at its election unless a shelf registration statement covering the shares of common stock to be issued upon conversion is then effective or the shares are no longer considered restricted securities under the Securities Act. At September 29, 2007, the liquidation preference totaled $368.8 million. If all shares of Series A Preferred Stock were converted at September 29, 2007, NextWave would be obligated to issue 33.4 million shares of its common stock.

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

      NextWave's obligations to pay contingent cash dividends and cash premiums upon redemption or liquidation of the preferred shares constitute embedded derivatives, the initial estimated fair values of which aggregated $0.2 million, and were recorded as long-term liabilities in the consolidated balance sheet, reducing the carrying value of the Series A Preferred Stock. At September 29, 2007, the estimated fair values of the embedded derivatives totaled $0.8 million. Changes in the estimated fair value of the embedded derivatives of $0.4 million and $0.6 million during the three and nine months ended September 29, 2007, respectively, were recorded as a charge to other income (expense) in the consolidated statements of operations.


9.    EQUITY COMPENSATION PLANS

      During the nine months ended September 29, 2007, NextWave added four share-based compensation plans that provide for awards to acquire shares of NextWave's common stock, increasing the total number of plans from two to six: the PacketVideo 2005 Equity Incentive Plan, the NextWave 2007 New Employee Stock Incentive Plan, the GO Networks Employee Stock Bonus Plan and the IPWireless, Inc. Employee Stock Bonus Plan.

      On January 3, 2007, concurrent with the listing of NextWave's common stock on Nasdaq, an option to purchase one share of common stock of NextWave with an exercise price of $6.00 per share was issued for every six options to purchase shares of common stock of NextWave's wholly-owned subsidiary, PacketVideo, outstanding under the PacketVideo 2005 Equity Incentive Plan, resulting in the issuance of options to purchase approximately 1.6 million shares of NextWave common stock. The exchange of options was accounted for as a modification of the cancelled stock options under SFAS No. 123(R). Accordingly, because the grant-date fair value of the NextWave options issued in the exchange was less than the fair value of the exchanged PacketVideo options measured immediately before the exchange, no incremental share-based compensation expense resulted from the exchange.

      In February 2007, the board of directors for NextWave adopted the NextWave 2007 New Employee Stock Incentive Plan. The plan, as amended in June 2007, provides for an aggregate of 5.0 million shares of common stock to be available for future grants of nonqualified stock options, or restricted, bonus, phantom or other share-based awards to employees or directors of NextWave.

      In February 2007, concurrent with NextWave's acquisition of GO Networks Inc., NextWave established the GO Networks Employee Stock Bonus Plan whereby a select group of employees may receive up to an aggregate of $5.0 million in shares of NextWave common stock, valued at the time of issuance, upon the achievement of specified operational milestones in February and August 2008.

      In May 2007, concurrent with NextWave's acquisition of IPWireless, Inc., NextWave established the IPWireless, Inc. Employee Stock Bonus Plan whereby employees and consultants may receive up to an aggregate of $7.0 million in shares of NextWave common stock, valued at the time of issuance, payable upon the achievement of certain revenue milestones in 2007 through 2009.

      In May 2007, NextWave stockholders approved an amendment to the NextWave Wireless Inc. 2005 Stock Incentive Plan to provide for an additional 15.0 million common shares for awards under the plan.

      At September 29, 2007, NextWave may issue up to $5.0 million in shares of NextWave common stock under the GO Networks plan, $7.0 million in shares of common stock under the IPWireless plan and an aggregate of approximately 33,885,000 shares of common stock under its remaining plans, of which approximately 19,926,000 shares are reserved for issuance upon exercise of granted and outstanding options and approximately 13,959,000 shares are available for future grants.

      The following table summarizes stock option activity under these plans during the nine months ended September 29, 2007:

                                                                      WEIGHTED
                                                      NUMBER OF       AVERAGE
                                                        SHARES        EXERCISE
                                                         (IN          PRICE PER
                                                      THOUSANDS)       SHARE
Outstanding at December 30, 2006                        10,934         $ 6.20
PacketVideo options exchanged                            1,566         $ 6.00
Granted                                                  8,478         $ 8.65
Exercised                                                 (377)        $ 5.75
Canceled                                                  (675)        $ 7.20
                                                       -------
   Outstanding at September 29, 2007                    19,926         $ 7.21
                                                       =======
   Exercisable at September 29, 2007                    10,325         $ 5.98

Employee Share-Based Compensation

      NextWave recognized employee share-based compensation expense from stock options of $2.0 million and $4.4 million for the three and nine months ended September 29, 2007, respectively, and $0.5 million and $2.2 million for the three and nine months ended September 30, 2006, respectively, under the provisions of SFAS No. 123(R).

      NextWave utilized the Black-Scholes option-pricing model for estimating the grant-date fair value of NextWave employee stock options, with the following assumptions:

                                                            NINE MONTHS ENDED
                                                        SEPTEMBER     SEPTEMBER
                                                              29,           30,
                                                      -----------    ----------
                                                            2007           2006
Risk-free interest rate                               4.05%-4.99%    4.36%-5.11%
Expected term (in years)                                  3.5-5.5       1.5-5.5
Weighted average expected stock price volatility              50%           50%
Expected dividend yield                                        0%            0%
Weighted average grant-date fair value of options
 granted                                                   $3.54         $2.34

      Total unrecognized compensation cost of unvested options granted to employees as of September 29, 2007, was $23.7 million, which is expected to be recognized over a weighted average period of 3.3 years.

      In addition to the employee share-based compensation expense resulting from stock options, in May 2007, NextWave recognized share-based compensation expense of $2.3 million from the issuance of approximately 0.2 million shares of its common stock to certain employees as additional compensation in lieu of annual cash bonuses.

NON-EMPLOYEE SHARE-BASED COMPENSATION

      Share-based compensation expense from non-employee stock options, warrants and restricted shares totaled $0.2 million and $1.5 million during the three and nine months ended September 29, 2007, respectively, and $0.4 million and $1.1 million during the three and nine months ended September 30, 2006, respectively. The fair value assigned to the vested increments of these awards was estimated at the date of vesting and, for the unvested increments, at the respective reporting date, using the Black-Scholes option-pricing model with the following assumptions:

                                                                      RESTRICTED
                                                                        COMMON
                                             OPTIONS       WARRANTS     SHARES
                                             -------       --------     ------
NINE MONTHS ENDED SEPTEMBER 29, 2007:
-------------------------------------
Risk-free interest rate                    4.54%-5.14%        4.16% 4.12%-4.95%
Expected life (in years)                       6.0-9.9          3.0     0.5-4.0
Weighted average expected stock price
volatility                                         50%          50%         50%
Expected dividend yield                             0%           0%          0%
Weighted average fair value of awards            $3.84        $2.72       $2.22
NINE MONTHS ENDED SEPTEMBER 30, 2006:
-------------------------------------
Risk-free interest rate                    4.60%-4.79%  4.68%-4.69% 4.58%-4.78%
Expected life (in years)                       6.0-9.9      3.0-4.0     0.1-4.0

Expected stock price volatility                    50%          50%         50%
Expected dividend yield                             0%           0%          0%
Weighted average fair value of awards            $3.62        $2.48       $1.77

      The fair value of the unvested increments will be remeasured at the end of each reporting period until vested, when the final fair value of the vesting increment is determined. Unamortized estimated share-based compensation totaled $1.9 million at September 29, 2007, which is expected to be recognized over a weighted average period of 1.6 years.

10.   SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental disclosure of cash flow information is as follows:

                                                             NINE MONTHS ENDED
                                                           SEPTEMBER   SEPTEMBER
                                                               29,          30,
(in thousands)                                                2007         2006
                                                            -------      -------
Cash paid for income taxes                                  $   282      $   109
Cash paid for interest                                       24,789           --
Noncash investing and financing activities:
Equity interests issued for business
  acquisitions                                               74,522        1,558
Wireless spectrum licenses acquired with
  lease obligations                                           5,569        2,478
Fair value of warrants issued
  in connection with the issuance of
  7% Senior Secured Notes                                        --       24,600


11.   SUBSEQUENT EVENTS

      In November 2007, NextWave entered into definitive agreements to lease spectrum located in California for initial payments aggregating $20.0 million, plus annual lease payments approximating $0.8 million through 2017. The initial terms of the leases expire on various dates from 2015-2017 and each provides for three consecutive 10-year renewals for a total lease term for each license not to exceed 30 years.

      In October 2007, NextWave acquired Websky Argentina S.A., a developer and operator of wireless broadband services over licensed frequencies in Argentina, for $12.5 million in cash from Websky, Inc. The change in control of the wireless licenses remains subject to governmental approval and approximately $2.4 million of the purchase price is held in escrow to cover, among other things, any liabilities relating to failure to obtain governmental approval. In connection with this acquisition, NextWave also entered into a one-year advisory services agreement with Websky, Inc. under which NextWave will pay to Websky, Inc. an aggregate of $2.5 million, payable in monthly installments, with up to $2.0 million upon the consummation of long-term contracts for wireless services as specified in the services agreement and royalties equal to 7% of revenues derived over a period of up to four years from any supply contracts with companies specified in the services agreement. The acquisition will be accounted for in the fourth quarter of 2007 using the purchase method of accounting whereby the total purchase price, including any transaction related expenses, will be allocated to tangible and intangible assets acquired based upon their respective fair values.

      In April 2007, Inquam-BMR GP, the minority shareholder of NextWave's majority-owned subsidiary, Inquam Broadband Holding Limited, exercised its contractual option to put its shares of Inquam Broadband Holding Limited to NextWave, thereby requiring NextWave to acquire the minority interest. In October 2007, NextWave closed the acquisition of the remaining 44% interest in Inquam Broadband Holding Limited for a cash payment of $0.9 million and the assignment to Inquam-BMR GP of a $2.1 million receivable owned by Inquam Broadband Holding Limited. Additionally, in connection with the acquisition, NextWave's subsidiary Inquam Broadband GmbH agreed to provide certain project management and support services to a subsidiary of Inquam-BMR GP for a period of up to two years. The performance of the services by Inquam Broadband GmbH is secured by a $0.6 million cash deposit from NextWave. The acquisition of this minority interest will be accounted for using the purchase method of accounting by stepping-up to fair value the portion of assets acquired and liabilities assumed based on the percentage interest acquired.

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

OVERVIEW

THIRD QUARTER OF 2007 HIGHLIGHTS

      o Our revenues, net loss and net loss applicable to common shares for the third quarter of 2007 totaled $17.8 million, $100.9 million and $107.8 million, or $1.17 per share, respectively, compared to $6.7 million, $31.8 million, $31.8 million, or $0.39 per share, respectively, for the third quarter of 2006.

      o Our revenues, net loss and net loss applicable to common shares for the first nine months of 2007 totaled $38.3 million, $215.5 million and $229.5 million, or $2.60 per share, respectively, compared to $16.9 million, $70.0 million, $70.0 million, or $0.86 per share, respectively for the first nine months of 2006.

      o In July 2007, our majority owned subsidiary, Inquam Broadband GmbH, acquired a 65% controlling interest in WiMax Telecom AG, a privately-held company domiciled in Zurich, Switzerland for $19.5 million. WiMax Telecom AG, through its subsidiaries, has obtained nationwide wireless broadband spectrum concessions in Austria and Slovakia, and a major spectrum concession in Croatia and currently operates WiMAX networks in Austria and Slovakia.

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

      NEXTWAVE BROADBAND INC. Through its Advanced Technology Group, NextWave Broadband is developing a family of mobile broadband semiconductor products based on WiMAX and Wi-Fi technologies including multi-band RF chips and high-performance, digital baseband WiMAX chips. Our chipsets are intended to provide wireless device and network equipment manufacturers with an advanced platform to develop next-generation WiMAX mobile terminal and infrastructure products. Samples of our first-generation, NW1000 chipset family which includes a WiMAX baseband system-on-a-chip (SOC) and matched multi-band RFIC were made available in the third quarter of 2007. Initial availability of our second-generation, NW2000 chipset family, the company's first chipset family designed for high-volume commercial production, is planned for the first half of 2008. In addition, the Advanced Technology Group is developing wireless network components and a family of handset and media player reference designs to highlight the features of its subscriber station semiconductor products.

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

      Through its Network Solutions Group, NextWave Broadband intends to offer a full array of network services, including RF and core network design services, network implementation and management services, and back-office service solutions to service providers who deploy our WiMAX, Wi-Fi, and TD-CDMA network solutions. To demonstrate the capabilities of our network service capabilities and our wireless broadband products, the Network Solutions Group is implementing a mobile WiMAX/Wi-Fi/TD-CDMA test site in Las Vegas, Nevada.

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

      GO NETWORKS, INC. Through our GO Networks subsidiary, which was acquired in February 2007, we offer carrier-class mobile Wi-Fi network systems to commercial and municipal service providers worldwide. GO Networks' family of micro, pico and femto Wi-Fi base stations utilize advanced xRFTM adaptive beamforming smart-antenna technology and a cellular-mesh Wi-Fi architecture to deliver superior Wi-Fi coverage, performance, and economics and provide service providers with a cost-effective solution to support bandwidth-intensive mobile broadband services such as video streaming, real-time gaming, web browsing, and other types of multimedia applications on a wide-area basis.

      IPWIRELESS, INC. Our IPWireless subsidiary, which was acquired in May 2007, played a leading role in the development of 3GPP TDD Universal Mobile Telecommunications Systems (UMTS) standards and currently provides customers with an assortment of TD-CDMA mobile broadband products and technologies. Mobile broadband networks that utilize IPWireless' TD-CDMA technology, one of the first standards-based mobile broadband technologies in the world, have been commercially deployed in more than a dozen countries, including the Czech Republic, New Zealand, Germany, South Africa, Sweden, and the United Kingdom.

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

THIRD QUARTER OF 2007 COMPARED TO THE THIRD QUARTER OF 2006

      REVENUES. Revenues for the third quarter of 2007 were $17.8 million compared to $6.7 million for third quarter of 2006, an increase of $11.1 million. Of the increase in revenue, $6.9 million resulted from sales of infrastructure products by our newly acquired subsidiaries, IPWireless and GO Networks.. PacketVideo accounted for $3.4 million of the increase and reflects increases in revenue from unit sales growth and market penetration of mobile subscriber services by PacketVideo's customer base, which includes wireless operators and device manufacturers. Our July 2007 acquisition of WiMax Telecom AG accounted for the remaining increase in revenues of $0.8 million during 2007.

      Sales to Verizon Wireless Communications and T-Mobile International accounted for 32% and 27%, respectively, of our revenues during the three months ended September 29, 2007.

      In general, the financial consideration received from wireless carriers and mobile phone and wireless device manufacturers is primarily derived from a combination of technology development contracts, royalties, and wireless broadband products.

      Since our inception in April 2005, substantially all of our revenues have been generated by our PacketVideo subsidiary, which we acquired in July 2005, and our newly acquired subsidiaries, IPWireless and GO Networks. We believe that PacketVideo, IPWireless and GO Networks will continue to account for a substantial portion of our revenues in 2007. Following the development and expected commercialization of our mobile broadband semiconductors, network components, and technologies by the Advanced Technology Group of NextWave, we believe that the sale or licensing of our proprietary chipsets, network components and device technologies will become an additional source of recurring revenue.

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

      OPERATING EXPENSES.

                                               THREE MONTHS ENDED
                                             SEPTEMBER   SEPTEMBER
                                                 29,         30,
                                              --------    --------
(in millions)                                   2007        2006     INCREASE
                                              --------    --------   --------
Cost of revenues                              $   17.3    $   3.5    $  13.8
Engineering, research and development             42.6       11.6       31.0
General and administrative                        30.9       14.9       16.0
Sales and marketing                                7.5        3.0        4.5
Purchased in-process research and
  development                                     11.2     --           11.2
                                              --------    --------   --------
  Total operating expenses                    $  109.5    $  33.0    $  76.5
                                              ========    ========   ========


      COST OF REVENUES. Cost of revenues from our products sold by IPWireless and GO Networks, which we acquired in May and February 2007, respectively, accounted for $11.1 million of the increase during the third quarter of 2007 and primarily includes costs associated with product mix and the ramp up of manufacturing subcontractor operations.

      The increase in cost of revenues for our PacketVideo subsidiary, which accounted for $1.0 million of the increase during the third quarter of 2007, includes higher amortization expenses of $0.2 million for the purchase of intangible assets related to our 2007 and 2006 business acquisitions. Cost of revenues for PacketVideo includes direct engineering labor expenses, allocated overhead costs, costs associated with offshore contract labor costs, other direct costs related to the execution of technology development contracts as well as amortization of acquired software and other costs.

      Our July 2007 acquisition of WiMax Telecom AG accounted for the remaining increase in cost of goods sold of $1.7 million during 2007.

      We believe that cost of revenues as a percentage of revenue for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments by us on licensed technologies, changes in average selling prices, and our ability to make productivity improvements through continual cost reduction programs.

      ENGINEERING, RESEARCH AND DEVELOPMENT. Costs for the internal and external development of our wireless broadband products and technologies, including our chipsets, for the third quarter of 2007 were $26.5 million compared to $9.0 million for the third quarter of 2006, an increase of $17.5 million which is due primarily to the expansion of the engineering development organization and development activities relating to the pre-commercialization of our 65 nanometer WiMAX baseband and RFIC integrated circuits.

      The acquisitions of our infrastructure products subsidiaries, GO Networks in February 2007 and IPWireless in May 2007, accounted for $10.9 million of the increase during the third quarter of 2007.

      Over the past twelve months, NextWave Broadband has progressed from early stage WiMAX development to pre-commercialization of its family of WiMAX integrated circuit products. To accomplish our business and financial objectives of commercializing these products in 2008 and beyond, we have added the required complement of engineering and product development staff. In addition to augmenting the staff of our Base Station Development teams in IPWireless and GO Networks, we have increased the staff of our Advanced Technology Group to produce WiMAX Baseband, Network and radio frequency integrated circuit products.

      Costs for the internal and external development of our PacketVideo software for the third quarter of 2007 were $5.2 million compared to $2.6 million for the third quarter of 2006, an increase of $2.6 million, of which $0.6 million is due to 2006 and 2007 acquisitions by PacketVideo and the remainder is due to an increase in headcount in the engineering development organization.

      Largely due to our planned increase in engineering personnel coupled with our business acquisitions to further our WiMAX related and other technology development initiatives, we expect our engineering, research and development expenses to increase over the next twelve months.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $16.0 million during the third quarter of 2007 when compared to 2006, of which $9.1 million resulted from our business acquisitions since October 2006, including IPWireless and GO Networks, which accounted for $7.2 million of the increase and WiMax Telecom AG, which accounted for $1.4 million of the increase.

      The increase in general and administrative expenses reflects increases in spending for compensation and associated costs of general and administrative personnel of $7.5 million, amortization of intangible assets of $6.5 million, professional fees of $1.6 million and share-based compensation of $0.4 million.

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

      SALES AND MARKETING. Sales and marketing expenses increased $4.5 million during the third quarter of 2007 when compared to 2006, of which $3.7 million resulted from our acquisitions since October 2006, including IPWireless and GO Networks, which accounted for $3.4 million of the increase, and WiMax Telecom AG, which accounted for $0.1 million of the increase.

      The increase in sales and marketing expenses reflects increases in spending for compensation and associated costs for marketing and sales personnel of $3.6 million, expenses associated with marketing and promotional activities of $0.5 million, share-based compensation of $0.3 million and amortization of intangible assets of $0.1 million.

      We expect sales and marketing expenses to increase in absolute terms with the growth of our global business in the upcoming year, primarily from the addition of international sales offices and related personnel costs to support company products and services.

      PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. Purchased in-process research and development costs during the third quarter of 2007 include IPWireless' next-generation backwards compatible chip for use in wireless devices, a development project valued at $11.2 million, which had not yet reached technological feasibility and had no alternative future uses at the date of acquisition. These costs were expensed at the date of acquisition.

      INTEREST INCOME. Interest income for the third quarter of 2007 was $4.9 million compared to $3.4 million for the third quarter of 2006, an increase of $1.5 million, and consisted of interest earned during the respective periods on our unrestricted and restricted cash, cash equivalents and marketable securities balances, which totaled $336.7 million and $299.0 million at September 29, 2007 and September 30, 2006, respectively.

      Interest income in the future will be affected by changes in short-term interest rates and changes in our cash, cash equivalents and marketable securities balances, which may be materially impacted by development plans, acquisitions and other financial or equity activities.

      INTEREST EXPENSE. Interest expense for the third quarter of 2007 was $12.0 million compared to $9.0 million for the third quarter of 2006, an increase of $3.0 million. Our issuance of $350.0 million in principal amount of 7% Senior Secured Notes in July 2006 accounted for $2.1 million of the increase and the accretion of discounted wireless spectrum license lease liabilities acquired during 2006 and 2007 accounted for $0.2 million of the increase. The remainder of the increase of $0.7 million consists primarily of interest on debt assumed in connection with our acquisitions during 2007 and the accretion of the value of the put/call option to acquire the WiMax Telecom AG minority interest.

      Our interest expense will continue to increase during 2007 primarily due to the accrual of interest for a full year on our 7% Senior Secured Notes, amortization of the discount and debt issue costs related to our 7% Senior Secured Notes, interest on debt assumed in connection with our 2007 acquisitions and interest accreted on our newly acquired spectrum lease liabilities and the value of the put/call option to acquire the WiMax Telecom AG minority interest.

      OTHER INCOME (EXPENSE), NET. Other expense, net, for the third quarter of 2007 was $1.6 million compared to $26,000 for the third quarter of 2006, an increase of $1.6 million. Net foreign currency exchange losses accounted for $1.2 million of the increase and the change in the estimated fair value of the Series A Senior Convertible Preferred Stock embedded derivatives accounted for the remaining $0.4 million of the increase.

      PROVISION FOR INCOME TAXES. During the third quarter of 2007, substantially all of our U.S. subsidiaries had net losses for tax purposes and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. Certain of our controlled foreign corporations had net income for tax purposes based on cost sharing and transfer pricing arrangements with our U.S. subsidiaries in relation to research and development expenses incurred. An income tax provision of $0.1 million was recorded during the third quarter of 2007 for these controlled foreign corporations. An additional income tax provision of $0.3 million was recorded for foreign withholding tax on accrued interest on intercompany debt between one of our United States subsidiaries and a German subsidiary and for royalty payments received from our PacketVideo customers.

      MINORITY INTEREST. Minority interest for the third quarter of 2006 of $0.3 million represents the minority shareholder's share of losses to the extent of their capital contributions in Inquam Broadband Holding Limited.

FIRST NINE MONTHS OF 2007 COMPARED TO THE FIRST NINE MONTHS OF 2006

      REVENUES. Revenues for the first nine months of 2007 were $38.3 million compared to $16.9 million for first nine months of 2006, an increase of $21.4 million. PacketVideo accounted for $8.7 million of the increase and reflects increases in revenue from unit sales growth and market penetration of mobile subscriber services by PacketVideo's customer base, which includes wireless operators and device manufacturers, and higher contract revenues which resulted from growth in technology development contracts, addressing an increasing number of wireless devices in which PacketVideo technology is embedded.

      Sales of infrastructure products by our newly acquired subsidiaries, IPWireless and GO Networks, accounted for $11.9 million of the increase in revenues. Our July 2007 acquisition of WiMax Telecom AG accounted for the remaining increase in revenues of $0.8 million during 2007.

      Sales to Verizon Wireless Communications and T-Mobile International accounted for 44% and 24%, respectively, of our revenues during the nine months ended September 29, 2007.

      OPERATING EXPENSES.

                                              NINE MONTHS ENDED
                                             SEPTEMBER  SEPTEMBER
                                                 29,        30,
                                              --------   --------
(in millions)                                   2007       2006      INCREASE
                                              --------   --------    --------
Cost of revenues                              $   31.5    $   8.0    $   23.5
Engineering, research and development            100.0       36.0        64.0
General and administrative                        70.3       35.5        34.8
Sales and marketing                               16.7        7.2         9.5
Purchased in-process research and
  development                                     12.1        1.6        10.5
                                              --------   --------    --------
  Total operating expenses                    $  230.6    $  88.3    $  142.3
                                              ========   ========    ========

      COST OF REVENUES. Cost of revenues from our infrastructure products sold by IPWireless and GO Networks accounted for $17.8 million of the increase during the first nine months of 2007 when compared to 2006.

      The increase in cost of revenues for our PacketVideo subsidiary accounted for $4.1 million of the increase during the first nine months of 2007 and includes higher amortization expenses of $0.7 million for the purchase of intangible assets related to our 2007 and 2006 business acquisitions.

      Our July 2007 acquisition of WiMax Telecom AG accounted for the remaining increase in cost of goods sold of $1.6 million during 2007.

      ENGINEERING, RESEARCH AND DEVELOPMENT. Costs for the internal and external development of our wireless broadband products and technologies, including our chipsets, for the first nine months of 2007 were $67.0 million compared to $28.2 million for the first nine months of 2006, an increase of $38.8 million which is due primarily to the expansion of the engineering development organization and development activities relating to the pre-commercialization of our 65 nanometer WiMAX baseband and RFIC integrated circuits.

      Our acquisitions of our infrastructure products subsidiaries, IPWireless and GO Networks in 2007, accounted for $17.2 million of the increase during the first nine months of 2007.

      Over the past twelve months, NextWave Broadband has progressed from early stage WiMAX development to pre-commercialization of its family of WiMAX integrated circuit products. To accomplish our business and financial objectives of commercializing these products in 2008 and beyond, we have added the required complement of engineering and product development staff. In addition to augmenting the staff of our Base Station Development teams in IPWireless and GO Networks, we have increased the staff of our Advanced Technology Group to produce WiMAX Baseband, Network and radio frequency integrated circuit products.

      Costs for the internal and external development of our PacketVideo software for the first nine months of 2007 were $15.8 million compared to $7.8 million for the first nine months of 2006, an increase of $8.0 million, of which $1.7 million is due to 2006 and 2007 business acquisitions by PacketVideo and the remainder is due primarily to an increase in headcount in the engineering development organization.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $34.8 million during first nine months of 2007 when compared to 2006, of which $13.4 million resulted from our acquisitions since October 2006, including IPWireless and GO Networks, which accounted for $10.4 million of the increase and WiMax Telecom AG, which accounted for $1.4 million of the increase.

      The increase in general and administrative expenses reflects increases in spending for compensation and associated costs of general and administrative personnel of $19.1 million, professional fees of $5.1 million, amortization of intangible assets of $10.2 million and share-based compensation of $0.4 million.

      SALES AND MARKETING. Sales and marketing expenses increased $9.5 million during the first nine months of 2007 when compared to 2006, of which $6.6 million resulted from our acquisitions since October 2006, including IPWireless and GO Networks, which accounted for $5.8 million of the increase and WiMax Telecom AG, which accounted for $0.1 million of the increase.

      The increase in sales and marketing expenses reflects increases in spending for compensation and associated costs for marketing and sales personnel of $7.6 million, expenses associated with marketing and promotional activities of $1.3 million, share-based compensation of $0.4 million and amortization of intangible assets of $0.2 million.

      PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. Purchased in-process research and development costs during the first nine months of 2007 include IPWireless' next-generation backwards compatible chip for use in wireless devices and six of SDC's video and audio software projects, valued at $11.2 million and $0.9 million, respectively, which had not yet reached technological feasibility and had no alternative future uses at the date of acquisition. We also purchased similar in-process project costs associated with one of our immaterial acquisitions during the second quarter of 2006 valued at $1.6 million. These costs were expensed at the respective dates of acquisition.

      INTEREST INCOME. Interest income for the first nine months of 2007 was $12.4 million compared to $9.8 million for the first nine months of 2006, an increase of $2.6 million, and consisted of interest earned during the respective periods on our unrestricted and restricted cash, cash equivalent and marketable securities balances, which totaled $336.7 million and $299.0 million at September 29, 2007 and September 30, 2006, respectively.

      INTEREST EXPENSE. Interest expense for the first nine months of 2007 was $34.6 million compared to $9.7 million for the first nine months of 2006, an increase of $24.9 million. Our issuance of $350.0 million in principal amount of 7% Senior Secured Notes in July 2006 accounted for $23.5 million of the increase and the accretion of discounted wireless spectrum license lease liabilities acquired during 2006 and 2007 accounted for $0.6 million of the increase. The remainder of the increase of $0.8 million consists primarily of interest on debt assumed in connection with our acquisitions during 2007 and the accretion of the value of the put/call option to acquire the WiMax Telecom AG minority interest.

      OTHER INCOME (EXPENSE), NET. Other expense, net, for the first nine months of 2007 was $1.3 million compared to other income, net of $0.1 million for the first nine months of 2006, an increase of $1.4 million. Net foreign currency exchange losses accounted for $0.7 million of the increase and the change in the estimated fair value of the Series A Senior Convertible Preferred Stock embedded derivatives accounted for an additional $0.6 million of the increase.

      PROVISION FOR INCOME TAXES. During the first nine months of 2007 substantially all of our U.S. subsidiaries had net losses for tax purposes and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. Certain of our controlled foreign corporations had net income for tax purposes based on cost sharing and transfer pricing arrangements with our U.S. subsidiaries in relation to research and development expenses incurred. An income tax provision of $0.2 million was recorded during the first nine months of 2007 for these controlled foreign corporations. An additional income tax provision of $0.6 million was recorded for foreign withholding tax on accrued interest on intercompany debt between one of our U.S. subsidiaries and a German subsidiary and for royalty payments received from our PacketVideo customers.

      MINORITY INTEREST. Minority interest for the first nine months of 2007 was $1.0 million compared to $1.1 million for the first nine months of 2006 and primarily represents the minority shareholder's share of losses to the extent of their capital contributions in Inquam Broadband Holding Limited.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception (April 13, 2005), we have incurred operating losses and negative cash flows and had an accumulated deficit of $366.5 million at September 29, 2007. We have funded our operations, strategic investments and wireless license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.1 million from the issuance of our 7% Senior Secured Notes in July 2006 and the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock in March 2007. Our total unrestricted cash, cash equivalents and marketable securities at September 29, 2007 totaled $261.7 million.

      The following table presents working capital, cash, cash equivalents and marketable securities:

                                                   INCREASE                 INCREASE
                                                  (DECREASE)               (DECREASE)
                                                    FOR THE                  FOR THE
                                                     THREE                     NINE
                                                    MONTHS                    MONTHS
                                                     ENDED                     ENDED
                           SEPTEMBER      JUNE     SEPTEMBER     DECEMBER    SEPTEMBER
                               29,         30,         29,          30,         29,
(in millions)                 2007        2007        2007         2006        2007
                            --------    --------    --------     --------    -------
Working capital             $  176.6    $  289.5    $ (112.9)    $  166.3    $  10.3
                            ========    ========    ========     ========    =======
Cash and cash equivalents       72.9       167.2       (94.3)        33.0       39.9
Marketable securities          188.8       189.0        (0.2)       167.7       21.1
                            --------    --------    --------     --------    -------
  Total cash, cash
   equivalents and
   marketable securities    $  261.7    $  356.2    $  (94.5)    $  200.7    $  61.0
                            ========    ========    ========     ========    =======

      The following table presents our utilization of cash, cash equivalents and marketable securities for the three and nine months ended September 29, 2007, compared to the three and nine months ended September 30, 2006:

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                --------------------    --------------------
                                SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                                   29,         30,         29,         30,
(in millions)                     2007        2006        2007        2006
                                --------    --------    --------    --------
Beginning cash, cash
  equivalents and marketable
  securities                    $  356.2    $  340.4    $  200.7    $  459.2
Proceeds from the issuance of
  Series A Senior Convertible
  Preferred Stock, net of
  costs to issue                      --          --       351.1          --
Proceeds from 7% Senior
  Secured Notes                       --       295.1         --        295.1
Payment to restricted cash
  account securing long-term
  obligation                          --       (75.0)        --        (75.0)

Cash paid for business
  combinations, net of cash
  acquired                         (20.9)       (0.1)      (80.3)       (5.0)
Cash paid for acquisition of
  wireless spectrum licenses
  and subsequent lease
  obligations                       (0.5)     (317.6)      (37.4)     (400.0)
Cash used by operating
  activities                       (66.0)      (17.4)     (148.7)      (40.6)
Cash paid for property and
  equipment                         (8.2)       (3.8)      (22.4)      (11.0)
Other, net                           1.1         0.6        (1.3)       (0.5)
                                --------    --------    --------    --------
Ending cash, cash equivalents
  and marketable securities     $  261.7    $  222.2    $  261.7    $  222.2
                                ========    ========    ========    ========

      The decrease in cash, cash equivalents and marketable securities of $94.5 million during the third quarter of 2007 is primarily due to $20.9 million paid for business combinations, $0.5 million paid for wireless spectrum licenses and subsequent lease obligations, cash used in operating activities of $66.0 million and $8.2 million in cash paid for capital expenditures.

      The increase in cash, cash equivalents and marketable securities of $61.0 million during the first nine months of 2007 is primarily due to the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock in March 2007, offset by $80.3 million paid for business combinations, $37.4 million paid for wireless spectrum licenses and subsequent lease obligations, cash used in operating activities of $148.7 million and $22.4 million in cash paid for capital expenditures.

      INVESTING ACTIVITIES

      During the first nine months of 2007, we consummated transactions to acquire licensed spectrum rights totaling $40.2 million, which includes the acquisition of all of the outstanding shares of common stock of 4253311 Canada Inc., a Canadian company whose assets are comprised almost entirely of wireless spectrum, for $26.2 million in cash and the acquisitions of spectrum in other locations, including Switzerland, Texas and Illinois, for a total of $8.4 million in cash and $5.6 million in future lease obligations.

      Capital expenditures totaled $22.4 million during the first nine months of 2007 and were primarily related to our acquisition of a build-to-suit office building in Las Vegas, Nevada and our lease facilities in San Diego, California. In connection with our San Diego facilities, we entered into an agreement in 2007 for the construction of interior improvements aggregating $2.4 million, of which $0.5 million remains to be paid under this contract at September 29, 2007.

      During the first nine months of 2007, we acquired ownership interests in five companies for net cash of $80.3 million which includes cash paid to the respective shareholders of $74.8 million, closing costs of $4.6 million, the assumption of $7.1 million in debt which was paid at closing, less cash acquired of $6.2 million.

      Additional purchase consideration of up to $135.0 million may be payable to the selling shareholders of IPWireless upon the achievement of certain revenue milestones between 2007 and 2009, as specified in the agreement, with potential payments of up to $50.0 million in late 2007 or 2008, up to $7.5 million in 2008, up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to $113.8 million of such additional consideration will be payable in cash or shares of common stock at our election and up to $21.2 million of such amounts will be payable in cash or shares of common stock at the election of representatives of IPWireless shareholders. Additional purchase consideration of up to $25.6 million and $0.1 million may be paid to the selling shareholders of GO Networks in shares of our common stock and cash, respectively, subject to the achievement of certain operational milestones in February and August 2008.

      Contemporaneously with the acquisition of WiMax Telecom AG, our then majority-owned subsidiary, Inquam Broadband GmbH, was granted an exclusive and irrevocable call option and the remaining minority shareholders of WiMax Telecom AG were granted an exclusive and irrevocable put option, both of which expire in December 2007, for the shares held by the remaining minority shareholders for
3.6 million Euros ($5.1 million at September 29, 2007).

      In October 2007, we acquired the remaining 44% interest in Inquam Broadband Holding Limited, a joint venture with Inquam-BMR GP, for a cash payment of $0.9 million and the assignment to Inquam-BMR GP of a $2.1 million receivable owned by Inquam Broadband Holding Limited. Additionally, in connection with the acquisition, our subsidiary Inquam Broadband GmbH agreed to provide certain project management and support services to a subsidiary of Inquam-BMR GP for a period of up to two years. The performance of the services by Inquam Broadband GmbH is secured by a $0.6 million cash deposit from NextWave.

      In October 2007, we acquired Websky Argentina S.A., a developer and operator of wireless broadband services over licensed frequencies in Argentina, for $12.5 million in cash from Websky, Inc. The change in control of the wireless licenses remains subject to governmental approval and approximately $2.4 million of the purchase price is held in escrow to cover, among other things, any liabilities relating to failure to obtain governmental approval. In connection with this acquisition, we also entered into a one-year advisory services agreement with Websky, Inc. under which we will pay to Websky, Inc. an aggregate of $2.5 million, payable in monthly installments, with up to $2.0 million upon the consummation of long-term contracts for wireless services as specified in the services agreement and royalties equal to 7% of revenues derived over a period of up to four years from any supply contracts with companies specified in the services agreement.

      In November 2007, we entered into definitive agreements to lease spectrum located in California for initial payments aggregating $20.0 million, plus annual lease payments approximating $0.8 million through 2017. The leases expire on various dates through 2017 and each provides for three consecutive 10-year renewals.

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

      Dividend Rights. Holders of the Series A Preferred Stock are entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until March 2011, we can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. From and after March 2011, we must declare dividends in cash each quarter, subject to applicable law. The dividend rate is subject to adjustment to 10% per annum if NextWave defaults on its dividend payment obligations or fails to cause its shelf registration statement filed with the Securities and Exchange Commission to be declared effective on or prior to November 30, 2007. The dividend rate is also subject to adjustment to 15% per annum if we fail to comply with the protective covenants of the Series A Preferred Stock described below and to 18% per annum if we fail to convert or redeem the Series A Preferred Stock when required to do so, as described below. We accrued for $6.9 million and $13.8 million in undeclared dividends during the three and nine months ended September 29, 2007, respectively.

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

      Conversion Rights and Redemption Rights. Each share of Series A Preferred Stock is convertible into a number of shares of our common stock equal to the liquidation preference then in effect divided by $11.05. The Series A Preferred Stock is convertible at any time at the option of the holder, or at our election after September 28, 2008, subject to the trading price of our common stock reaching $22.10 for a specified period of time, except that such threshold price will be reduced to $16.575 on the earlier of March 28, 2010, or our consummation of a qualified public offering. We will not be entitled to convert the Series A Preferred Stock at our election unless a shelf registration statement covering the shares of common stock issued upon conversion is then effective or the shares are no longer considered restricted securities under the Securities Act. At September 29, 2007, the liquidation preference totaled $368.8 million. If all shares of Series A Preferred Stock were converted at September 29, 2007, we would be obligated to issue 33.4 million shares of our common stock.

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

      During the nine months ended September 29, 2007, we paid $24.5 million in interest on our 7% Senior Secured Notes due 2010, principal amount of $350.0 million. We are obligated to pay interest of 7% per annum semiannually in January and July each year, or $24.5 million per year. The purchase agreement for the 7% Senior Secured Notes contains representations and warranties, affirmative and negative covenants including, without limitation, our obligation to not become liable to any additional indebtedness, subject to certain exceptions including the ability to enter into spectrum leases or to incur $25.0 million of acquired company debt or purchase money indebtedness. As of September 29, 2007, we have become liable for additional indebtedness totaling $16.9 million.

      During the nine months ended September 29, 2007, we paid $2.0 million in cash distributions that were accrued for in 2006 to the former NextWave Wireless LLC membership holders.

      LOOKING FORWARD

      As of September 29, 2007, we had $261.7 million of unrestricted cash, cash equivalents and marketable securities, and $75.0 million in restricted cash required to be reserved under our Senior Secured Notes financing.

      We anticipate that our businesses, other than the multimedia software business of our PacketVideo subsidiary, will require further substantial investment before our revenues are sufficient to fund our expenses and generate earnings:

      o Our wireless broadband products, services and technologies are in the pre-commercialization stage of development and will require a substantial investment before they may become commercially viable. Although we currently anticipate that our second generation NextWave Broadband WiMAX technologies designed for high volume commercial production will initially be available in the first half of 2008, we are currently unable to project when our chipsets, network components and related technology licensing agreements based on WiMAX and Wi-Fi technologies will be commercially deployed.

      o GO Networks, Inc., acquired in February 2007, develops high-performance mobile Wi-Fi systems for commercial and municipal service providers. GO Networks will continue to require working capital funding through 2008 to invest in establishing worldwide sales and distribution channels, along with high volume manufacturing capabilities and related administrative and information technology systems to support anticipated unit volume growth.

      o IPWireless, Inc., acquired in May 2007, is a leading supplier of TD-CDMA based mobile broadband network equipment and subscriber terminals. We expect increased investment through 2008 in augmenting sales and distribution channels, working capital, capital equipment and research and development with respect to the commercialization of TDtv, WiMAX, and additional public safety products.

      o Inquam Broadband GmbH and WiMax Telecom AG are strategic investments in European wireless spectrum and wireless broadband network operations and we are presently exploring alternative plans in order to further enhance these investments in 2008. If these plans are successful, we do expect further working capital investments will be needed to expand these businesses.

      Based upon our current plans, we believe that our existing cash, cash equivalents, working capital and strategic financing alternatives, together with the incremental gross margins forecasted from our newly acquired GO Networks and IPWireless wireless broadband network businesses, along with incremental margins from revenue growth in our PacketVideo multimedia software business, will be sufficient to cover our estimated liquidity needs for at least the next twelve months.

      We will need to secure significant additional capital to implement changes to, or expansions of, our business plan and to continue to fund our research and development activities and our operating losses until we become cash flow positive. We may also require additional cash resources for other future developments, including any investments or acquisitions we may pursue, such as investments or acquisitions of other business or technologies. To augment our existing working capital resources in order to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. Our Senior Secured Notes and our Series A Senior Convertible Preferred Stock prohibit our incurrence of additional indebtedness, subject to certain exceptions. The sale of equity securities or convertible debt securities could result in additional dilution to our stockholders.

      The incurrence of additional indebtedness would result in additional debt service obligations and the requirement that we comply with operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 30, 2006. There have been no significant changes in our critical accounting policies and estimates from December 31, 2006, other than as described below.

      Revenue Recognition. Included in revenue recognized during the nine months ended September 29, 2007 is revenue from sales of infrastructure products by our newly acquired IPWireless, Inc. and GO Networks, Inc. subsidiaries. These infrastructure products are generally integrated with software. For products where the software component is considered incidental and not essential to the functionality of the hardware, revenue from the sale of infrastructure products is recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met.

      For arrangements where the software is considered more than incidental and essential to the functionality of the hardware, revenue from the sale of infrastructure products is recognized pursuant to American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, and Emerging Issues Task Force ("EITF") Issue No. 00-21, Multiple Element Arrangements ("EITF No. 00-21"). Accordingly, we evaluate each deliverable in the arrangement to determine whether it represents a separate unit of accounting based on the following criteria: (i) whether the delivered item has value to the customer on a stand-alone basis, (ii) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (iii) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If objective and reliable evidence of fair value ("VSOE") exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is VSOE of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. So long as elements otherwise governed by separate authoritative accounting standards cannot be treated as separate units of accounting under the guidance in EITF No. 00-21, the elements are combined into a single unit of accounting for revenue recognition purposes and the associated revenue is deferred until all combined elements have been delivered or, once there is only one remaining element to be delivered, based on the revenue recognition guidance applicable to the last delivered element within the unit of accounting.

      Income Taxes. We adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"), effective December 31, 2006, the beginning of our 2007 fiscal year. FIN No. 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. We recognize the impact of an uncertain income tax position taken on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained.

RECENT ACCOUNTING PRONOUNCEMENTS

      In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal year that begins on December 30, 2007. We are in the process of evaluating the impact of the adoption of SFAS No. 157.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS No. 159 is effective for our fiscal year that begins on December 30, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS No. 159. We are currently evaluating whether or not to elect the option provided for in this standard.

CONTRACTUAL OBLIGATIONS

      The following table summarizes our contractual obligations at September 29, 2007 as well as significant contractual obligations entered into subsequent to that date, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                              PAYMENTS DUE BY PERIOD(1)
                                 -----------------------------------------------------
                                                                            YEARS 2012
                                           REMAINDER     YEARS      YEARS       AND
(in thousands)                     TOTAL    OF 2007    2008-2009  2010-2011 THEREAFTER
                                 --------   --------   --------   --------   --------
Long-term obligations            $397,966   $    739   $ 11,071   $356,832   $ 29,324
Services and other purchase
agreements                         30,438      6,592     16,785      7,061       --
Capital expenditures                  542        542       --         --         --
Operating leases                   36,067      2,508     18,889     12,358      2,312
Pending business investment(2)        853        853       --         --         --
Series A Senior Convertible
  Preferred Stock(3)              355,000       --         --         --      355,000
                                 --------   --------   --------   --------   --------
    Total                        $820,866   $ 11,234   $ 46,745   $376,251   $386,636
                                 ========   ========   ========   ========   ========

Significant contractual
 obligations entered into
 subsequent to September
 29, 2007:
Pending business investment(4)   $ 14,655   $ 12,780   $  1,875   $   --     $   --
Pending spectrum lease
obligations(5)                     27,571     20,131      1,754      1,612      4,074


(1) Amounts presented do not include interest or dividend payments. Please refer to the accompanying notes to the consolidated financials statements for information on respective interest rates, interest and dividend payment dates.

(2) In April 2007, Inquam-BMR GP, the minority shareholder of our majority-owned subsidiary, Inquam Broadband Holdinig Limited, exercised its contractual option to put its shares of Inquam Broadband Holding Limited to NextWave, thereby requiring NextWave to acquire the minority interest. In October 2007, we closed the acquisition of the remaining 44% interest in Inquam Broadband Holding Limited for a cash payment of $0.9 million and the assignment to Inquam-BMR GP of a $2.1 million receivable owned by Inquam Broadband Holding Limited. Additionally, in connection with the acquisition, Inquam Broadband GmbH agreed to provide certain project management and support services to a subsidiary of Inquam-BMR GP for a period of up to two years. The performance of the services by Inquam Broadband GmbH is secured by a $0.6 million cash deposit from NextWave.

(3) We will be required to redeem all outstanding shares of Series A Preferred Stock, if any, on March 28, 2017, at a price equal to the liquidation preference plus unpaid dividends. Each share of Series A Preferred Stock is convertible into a number of shares of our common stock equal to the liquidation preference then in effect divided by $11.05 and is convertible at any time at the option of the holder, or at our election after September 28, 2008, subject to the trading price of our common stock reaching $22.10 for a specified period of time, subject to adjustment. The Series A Preferred Stock is entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until March 28, 2011, we can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. At September 29, 2007, the liquidation preference totaled $368.8 million. If all shares of Series A Preferred Stock were converted at September 29, 2007, we would be obligated to issue
      33.4 million shares of our common stock.

(4) In October 2007, we acquired Websky Argentina S.A., a developer and operator of wireless broadband services over licensed frequencies in Argentina, from Websky, Inc. for $12.5 million in cash, of which $0.3 million was paid in September 2007. The change in control of the wireless licenses remains subject to governmental approval and approximately $2.4 million of the purchase price is held in escrow to cover, among other things, any liabilities relating to failure to obtain governmental approval. In connection with this acquisition, we also entered into a one-year advisory services agreement with Websky, Inc. under which we will pay to Websky, Inc. an aggregate of $2.5 million payable in monthly installments, with up to $2.0 million upon the consummation of long-term contracts for wireless services as specified in the services agreement and royalties equal to 7% of revenues derived over a period of up to four years from any supply contracts with companies specified in the services agreement.

(5) In November 2007, we entered into definitive agreements to lease spectrum located in California for initial payments aggregating $20.0 million, plus annual lease payments approximating $0.8 million through 2017. The leases expire on various dates through 2017 and each provides for three consecutive 10-year renewals.



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information called for by this item is provided in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 30, 2006. Our exposures to market risk have not changed materially since December 31, 2006, other than as described below.

      Foreign Currency Risk. In addition to our U.S. operations, we conduct business through subsidiaries in Europe, Israel, Asia-Pacific, Canada and South America. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the pound sterling, Euro and Swiss franc exchange rates. Additionally, a portion of our sales to customers located in foreign countries, specifically certain sales by our IPWireless subsidiary, are denominated in Euros, which subjects us to foreign currency risks related to those transactions. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We do not currently have hedging contracts in effect.



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

      As more fully described in Item 9A of our Annual Report on Form 10-K for the year ended December 30, 2006, in connection with the preparation of our annual financial statements, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 30, 2006. In particular, in connection with the restatement of our previously issued unaudited quarterly financial statements for the year ended December 30, 2006, management identified certain control deficiencies that represent a material weakness in our internal control over financial reporting, as more fully described below. Subsequently, we amended our quarterly report filed on Form 10-Q for the quarterly period ended on September 30, 2006, and included corrected interim unaudited condensed consolidated financial statements for the first three quarters of 2006, together with restatement adjustments, in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2007. Because all material information relating to the restatement was provided in our 2006 Form 10-K, and because our predecessor NextWave Wireless LLC has terminated its SEC reporting obligations, the Form 10-Qs filed by our predecessor NextWave Wireless LLC for the fiscal quarters ended April 1, 2006 and July 1, 2006 have not been amended to reflect the restatement and accordingly should not be relied upon.

      The material weakness in our internal control over financial reporting relates to revenue recognition pursuant to software contracts at our PacketVideo subsidiary. Our failure to properly apply software revenue recognition principles resulted from a lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to software revenue recognition. We will be required to provide an assessment of the effectiveness of our internal control structure and procedures for financial reporting when we files our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

      In 2007, in order to remediate the identified material weakness in our internal control over financial reporting at PacketVideo, we initiated the following remediation actions:

      (1) We hired two senior-level accounting employees in September and October 2007 who have significant expertise in financial controls and the application of generally accepted accounting principles relevant to our business, including software revenue recognition.

      (2) We implemented an enhanced sales contracts review process to include additional levels of analysis and review by legal and accounting personnel.

      Notwithstanding the initiation of these remediation actions, the identified material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, are tested and our management concludes that the new controls are operating effectively.

      In order to provide our assessment of the effectiveness of our internal control structure and procedures for financial reporting as of December 29, 2007, management has commenced a Sarbanes-Oxley Section 404 compliance project under which management has engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified (aside from the deficiency relating to our PacketVideo subsidiary described herein), validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

      As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that, although the remediation actions set forth above had been initiated as of September 29, 2007, these remediation actions had not been in operation for a sufficient period of time and had not yet been tested. Therefore, the identified material weaknesses in our internal control over financial reporting had not been fully remediated and, as a result, our disclosure controls and procedures were not considered to be effective as of September 29, 2007. As a result of the restatement of our previously issued unaudited quarterly financial statements and notwithstanding the material weaknesses described above, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      Except as described above, during the three months ended September 29, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 1A.    RISK FACTORS

      Our business involves a high degree of risk. You should carefully consider the following risks together with all of the other information contained in or incorporated by reference into this quarterly report before making a future investment decision with respect to our securities. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially adversely affected, and the value of our securities could decline.


                         RISKS RELATING TO OUR BUSINESS

WE HAVE LIMITED RELEVANT OPERATING HISTORY AND A HISTORY OF LOSSES.

      We emerged from our reorganization in April 2005 with a new business plan and have made several significant acquisitions and investments. As a result, we are at an early stage of our development and have had a limited relevant operating history and, consequently, limited historical financial information. Other than through our PacketVideo subsidiary, which we acquired in July 2005, and our IPWireless subsidiary, which we acquired in May 2007, we have never generated any material revenues and have limited commercial operations. While certain of our businesses are currently generating revenues, the revenues are not yet adequate to cover our operating expenses. In particular, although we currently anticipate that our second generation NextWave Broadband WiMAX technologies designed for high volume commercial production will initially be available in the first half of 2008, we are currently unable to project when our chipsets, network components and related technology licensing agreements based on WiMAX and Wi-Fi technologies will be commercially deployed and generated significant revenue. We, along with the companies we have acquired, have a history of losses. We will continue to incur significant expenses in advance of achieving broader commercial distribution of our IPWireless and GO Networks products and generating revenues from our NextWave Broadband businesses, particularly from our WiMAX/Wi-Fi semiconductor and network component products. We are expected to realize significant operating losses for the next few years. We are therefore subject to risks typically associated with a start-up entity.

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

      In connection with our close process and the audit of our consolidated financial statements for the year ended December 30, 2006, our management concluded that a material weakness existed relating to revenue recognition pursuant to software contracts at our PacketVideo subsidiary. Our failure to correctly apply software revenue recognition principles resulted from a lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to software revenue recognition. As a public company, our systems of internal controls over financial reporting are required to comply with the standards adopted by the SEC and the Public Company Accounting Oversight Board (the "PCAOB"). Both regulators currently define a material weakness as a single deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We believe we have taken measures to remedy the material weakness, some of which are still in progress. For a discussion of our internal control over financial reporting and a description of the identified material weakness and the related remedial measures, see Item 9A of our Annual Report on Form 10-K for the year ended December 30, 2006, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 30, 2007.

      We will be required to make our first annual certification on our internal controls over financial reporting in our Annual Report on Form 10-K for the year ended December 29, 2007. In preparing for such certification, we are presently evaluating our internal controls for compliance with applicable SEC and PCAOB requirements. In addition to the material weakness related to revenue recognition at our PacketVideo subsidiary, we may identify other internal control processes and procedures that are deficient and, as a result, we may be required to design enhanced processes and controls to address the control deficiencies identified. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. We have commenced a review of our existing internal control structure and plan to hire additional personnel. Although our review is not complete, we have taken steps to improve our internal control structure by hiring dedicated, internal compliance personnel to analyze and improve our internal controls, to be supplemented periodically with outside consultants as needed. However, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting as of the end of our fiscal year 2007. Moreover, although our management will continue to review and evaluate the effectiveness of our internal controls, we can give you no assurance that there will be no material weaknesses in our internal control over financial reporting. We may in the future have material weaknesses or other control deficiencies in our internal control over financial reporting as a result of our controls becoming inadequate due to changes in conditions, the degree of compliance with our internal control policies and procedures deteriorating, or for other reasons. If we have significant deficiencies or material weaknesses or other control deficiencies in our internal control over financial reporting, our ability to record, process, summarize and report financial information within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could materially and adversely impact our business, our financial condition and the market value of our securities.

IF WE FAIL TO EFFECTIVELY MANAGE GROWTH IN OUR BUSINESS, OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS WILL BE ADVERSELY AFFECTED.

      Our business and operations have expanded rapidly since the completion of our reorganization in April 2005. For example, from April 13, 2005 through September 29, 2007, the number of our employees increased from 50 to 991 as a result of organic growth and acquisitions. In addition to various immaterial acquisitions in 2007 and 2006, we acquired Websky Argentina S.A. in October 2007, a 65% interest in WiMax Telecom AG in July 2007, IPWireless, Inc. in May 2007, GO Networks, Inc. in February 2007, SDC Secure Digital Container AG in January 2007, CYGNUS Communications, Inc. in February 2006 and PacketVideo Corporation in July 2005. We are still in the process of integrating WiMax Telecom, IPWireless and GO Networks.

      To support our expanded research and development activities for our NextWave Broadband business and the anticipated growth in our WiMax Telecom, IPWireless, PacketVideo and GO Networks businesses, we must continue to successfully hire, train, motivate and retain our employees. We expect that further expansion of our operations and employee base will be necessary. Our recent acquisitions have also expanded the geographic reach of our operations to countries including Argentina, Israel, Germany, Switzerland, the United Kingdom, Finland, Slovakia and Croatia. In order to manage the increased complexity of our expanded operations, we will need to continue to expand our management, operational and financial controls and strengthen our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. Failure to fulfill any of the foregoing requirements could result in our failure to successfully manage our intended growth and development, and successfully integrate our acquired businesses, which would adversely affect our ability to develop and commercialize our products and achieve profitability.

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

THE SUCCESS OF OUR BUSINESSES DEPENDS ON THE ADOPTION OF DEVELOPING WIRELESS BROADBAND 4G TECHNOLOGIES, INCLUDING WIMAX AND TD-CDMA.

      The success of our businesses depends on the deployment and market acceptance of fourth generation (4G) wireless broadband technologies, including WiMAX and TD-CDMA. We plan to generate most of our revenue from the sale of 4G products and the licensing of 4G technologies. The market for 4G networks and compatible products and technologies, as well as the technologies themselves, are in an early stage of development and are continuing to evolve. In particular, there are currently no mobile WiMAX networks in commercial operation and there can be no assurance that commercial mobile WiMAX networks will prove to be commercially viable. In order for 4G technologies to gain significant market acceptance among customers, network operators and telecommunications service providers will need to deploy 4G networks. However, many of the largest wireless telecommunications providers have made significant expenditures in incumbent technologies and may choose to develop these technologies rather than utilize 4G technologies. Certification standards for 4G technologies are controlled by industry groups. Accordingly, standard setting for 4G technologies is beyond our control. If standards for 4G technologies such as WiMAX and TD-CDMA, for example, change, the commercial viability of these technologies may be delayed or impaired and our development efforts may also be delayed or impaired or become more costly. If our 4G technologies and products do not receive industry certification, we may not be able to successfully market, license or sell our products or technologies. The development of 4G networks is also dependent on the availability of spectrum. Access to spectrum suitable for 4G networks is highly competitive. Future 4G networks may utilize multiple frequencies and this multi-spectrum approach is technologically challenging and will require the development of new software, integrated circuits and equipment, which will be time consuming and expensive and may not be successful. In order for our business to continue to grow and to become profitable, 4G technology and related services must gain acceptance among consumers, who tend to be less technically knowledgeable and more resistant to new technology or unfamiliar services. If consumers choose not to adopt 4G technologies, we will not be successful in selling 4G products and technologies and our ability to grow our business will be limited.

OUR NEXTWAVE BROADBAND WIRELESS BROADBAND PRODUCTS AND TECHNOLOGIES ARE IN THE EARLY STAGES OF DEVELOPMENT AND WILL REQUIRE A SUBSTANTIAL INVESTMENT BEFORE THEY MAY BECOME COMMERCIALLY VIABLE.

      Many of our wireless broadband products and technologies are in the early stages of development and will require a substantial investment before they may become commercially viable. While we have announced the initial availability of our first generation WiMAX baseband chip-on-a-chip and matched multiband RFIC, these products are not expected to be commercially distributed or generate significant revenue. We currently anticipate that our second generation NextWave Broadband WiMAX technologies designed for high volume commercial production will initially be available in the first quarter of 2008. However, we may not able to meet this timeframe and therefore the commercial deployment of these products could be delayed, which could adversely affect our competitive position as well as our future profitability. In addition, unexpected expenses and delays in development could adversely affect our liquidity. Some of our other planned wireless broadband products and technologies have not been tested, even on a pre-commercial basis. Even if our new products and technologies function when tested, they may not produce sufficient performance and economic benefits to justify full commercial development efforts, or to ultimately attract customers. Failure to achieve high volume sales of our NextWave Broadband semiconductors and other wireless broadband products and technologies would adversely affect our ability to achieve profitability.

OUR CUSTOMER AGREEMENTS DO NOT CONTAIN MINIMUM PURCHASE REQUIREMENTS AND CAN BE CANCELLED ON TERMS THAT ARE NOT BENEFICIAL TO US.

      Our customer agreements with network providers and mobile phone and device manufacturers are not exclusive and many contain no minimum purchase requirements or flexible pricing terms. Accordingly, mobile phone and device manufacturers may effectively terminate these agreements by no longer purchasing our products or reducing the economic benefits of those arrangements. In many circumstances, we have indemnified these customers from certain claims that our products and technologies infringes third-party intellectual property rights. Our customer agreements are generally not exclusive and have a limited term of one to five years, in some cases with evergreen, or automatic renewal, provisions upon expiration of the initial term. These agreements set out the terms of our distribution relationships with the customers but generally do not obligate the customers to market or distribute any of our products or applications. In addition, in some cases customers can terminate these agreements early or at any time, without cause.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

      We operate or hold spectrum through various subsidiaries and joint ventures in Argentina, Austria, Canada, Croatia, Germany, Slovakia and Switzerland and have additional operations located in Denmark, Finland, Germany, Israel, South Korea, Switzerland and the United Kingdom. We expect to continue to expand our international operations and potentially enter new international markets through acquisitions, joint ventures and strategic alliances. For example, we recently launched business operations in Latin America, where a new business unit headquartered in Sao Paulo, Brazil will deliver our mobile broadband and wireless technology solutions to customers throughout the Latin American region. Our activities outside the United States operate in different competitive and regulatory environments than we face in the United States, with many of our competitors having a dominant incumbent market position and/or greater operating experience in the specific geographic market. In addition, in some international markets, foreign governmental authorities may own or control the incumbent telecommunications companies operating under their jurisdiction. Established relationships between government-owned or government-controlled telecommunications companies and their traditional local telecommunications providers often limit access of third parties to these markets. In addition, owning and operating wireless spectrum in overseas jurisdictions may be subject to a changing regulatory environment. In particular, our ownership of wireless broadband spectrum in Argentina remains subject to obtaining government approval. We can not assure you that changes in foreign regulatory guidelines for the issuance of wireless licenses, foreign ownership of spectrum licenses, the adoption of wireless standards or the enforcement and licensing of intellectual property rights will not adversely impact our operating results. Due to these competitive and regulatory challenges, our activities outside the United States may require a disproportionate amount of our management and financial resources, which could disrupt our operations and adversely affect our business.

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

OUR BUSINESSES WHICH CURRENTLY GENERATE REVENUE ARE DEPENDENT ON A LIMITED NUMBER OF CUSTOMERS.

      Our PacketVideo, GO Networks and IPWireless businesses currently generate revenue but are dependent on a limited number of customers. For the nine months ended September 29, 2007, revenues from Verizon Wireless Communications and T-Mobile International accounted for 44% and 24%, respectively, of our total revenues. We expect that our PacketVideo subsidiary will continue to generate a significant portion of its revenues through a limited number of mobile phone and device manufacturers and wireless carriers for the foreseeable future, although these amounts may vary from period-to-period. If any of these customers terminate their relationships with us, our revenues and results of operations could be materially adversely affected.

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

WE WILL NEED TO SECURE SIGNIFICANT ADDITIONAL CAPITAL IN THE FUTURE TO IMPLEMENT CHANGES TO, OR EXPANSIONS OF, OUR BUSINESS PLAN AND TO CONTINUE TO FUND OUR RESEARCH AND DEVELOPMENT ACTIVITIES AN OUR OPERATING LOSSES UNTIL WE BECOME CASH FLOW POSITIVE AND GENERATE EARNINGS.

      We will need to secure significant additional capital in the future to implement changes to, or expansions of, our business plan and to continue to fund our research and development activities and our operating losses until we become cash flow positive and generate earnings. We currently anticipate that our second generation NextWave Broadband WiMAX technologies designed for high volume commercial production will initially be available in the first quarter of 2008. However, we may not be able to meet this timeframe and therefore the commercial deployment of these products could be delayed, which could adversely affect our competitive position as well as our ability to become cash flow positive and show future profitability. Unexpected expenses and delays in development, or delays in the adoption of WiMAX and other 4G technologies by national telecommunications carriers and equipment manufacturers, could adversely affect our liquidity.

      In addition, part of our strategy is to pursue acquisitions of and investments in businesses and technologies to expand our business and enhance our technology development capabilities. In addition to our IPWireless, CYGNUS, GO Networks, PacketVideo and WiMAX Telecom acquisitions, we have made investments in a number of companies including Hughes Systique and Inquam Broadband, and anticipate future investments in other companies or other technologies, businesses or spectrum licenses. Our recent and future acquisitions could result in substantial cash expenditures, potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, a decrease in our profit margins and amortization of intangibles and potential impairment of goodwill. In addition, our investments could result in substantial cash expenditures, fluctuations in our results of operations resulting from changes in the value of the investments and diversion of management's time and attention.

      To augment our existing working capital resources in order to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. Our Senior Secured Notes and our Series A Senior Convertible Preferred Stock prohibit our incurrence of additional indebtedness, subject to certain exceptions. The sale of equity securities or convertible debt securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would also result in additional debt service obligations and the requirement that we comply with operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

COVENANTS IN THE INDENTURE GOVERNING OUR SENIOR SECURED NOTE SAND THE TERMS OF OUR SERIES A PREFERRED STOCK IMPOSE OPERATING AND FINANCIAL RESTRICTIONS ON US.

      Covenants in the indenture governing our senior secured notes and the terms of our Series A Preferred Stock impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

      O     pay dividends to our stockholders;

      O incur, or cause certain of our subsidiaries to incur, additional indebtedness;

      O permit liens on or conduct sales of any assets pledged as collateral;

      O sell significant amounts of our assets or consolidate or merge with or into other companies;

      O     issue shares of our common stock at less than fair market value;

      O     repay existing indebtedness; and

      O     engage in transactions with affiliates.

      A breach of any covenants contained in the indenture could result in a default under our senior secured notes. If we are unable to repay or refinance those amounts, the holders of our senior secured notes could proceed against the assets pledged to secure these obligations, which include a substantial portion of our spectrum assets and substantially all of our other assets.

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

      If, as a result of regulatory changes, we become subject to the general common carrier rules and regulations applicable to telecommunications service providers, commercial mobile radio service providers offering certain switched services on a common carrier basis, and/or enhanced service providers, including providers of interconnected Voice Over the Internet service, at the federal level or in individual states, we may incur significant administrative, litigation and compliance costs, or we may have to restructure our service offerings, exit certain markets or raise the price of our services, any of which could cause our services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.

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

WE HAVE NO GUARANTEE THAT THE LICENSES WE HOLD OR LEASE WILL BE RENEWED.

      The FCC generally grants wireless licenses for terms of ten or fifteen years, which are subject to renewal and revocation. FCC rules require all wireless licensees to comply with applicable FCC rules and policies and the Communications Act of 1934 in order to retain their licenses. For example, licensees must meet certain construction requirements, including making substantial service demonstrations, in order to retain and renew FCC licenses. Failure to comply with FCC requirements with respect to any license could result in revocation or non-renewal of a license. In general, most wireless licensees who meet their construction and/or substantial service requirements are afforded a "renewal expectancy," however, all FCC license renewals can be challenged in various ways, irrespective of whether such challenges have any legal merit. Such challenges, while uncommon, may impact the timing of renewal grants and may impose legal costs. Accordingly, there is no guarantee that licenses we hold or lease will remain in full force and effect or be renewed.

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

WIRELESS DEVICES UTILIZING WCS, BRS AND EBS SPECTRUM MAY BE SUSCEPTIBLE TO INTERFERENCE FROM SATELLITE DIGITAL AUDIO RADIO SERVICES ("SDARS").

      Since 1997, the FCC has considered a proposal to permanently authorize terrestrial repeaters for SDARS operations adjacent to the C and D blocks of the WCS band. The FCC has permitted a large number of these SDARS terrestrial repeaters to operate on a special temporary authorization since 2001. Permanently authorizing SDARS repeaters adjacent to the WCS band could cause interference to WCS, BRS and EBS receivers. The extent of the interference from SDARS repeaters is unclear and is subject to the FCC's final resolution of pending proceedings. Because WCS C and D block licenses are adjacent to the SDARS spectrum, the potential for interference to this spectrum is of greatest concern. There is a lesser magnitude concern regarding interference from SDARS to WCS A and B block licenses, and EBS and BRS licenses. Central to the FCC's evaluation of this proposal has been the technical specifications for the operation of such repeaters. SDARS licensees are seeking rule changes that would both unfavorably alter WCS technical operating requirements and permit all existing SDARS repeaters to continue to operate at their current operating parameters. Through their representative association, the WCS Coalition, the majority of affected WCS licensees, including NextWave, also have proposed technical rules for SDARS terrestrial repeaters and WCS operations to the FCC. Final technical rules will determine the potential interference conditions and requirements for mitigation. If SDARS repeaters result in interference to our WCS, BRS or WBS spectrum, our ability to realize value from this spectrum may be impaired.

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


             RISKS RELATING TO OUR PREFERRED STOCK AND COMMON STOCK

OUR DERIVATIVE SECURITIES AND CONTINGENT EARN-OUT PAYMENTS HAVE THE POTENTIAL TO DILUTE SHAREHOLDER VALUE AND CAUSE THE TRADING PRICE OF OUR COMMON STOCK AND SERIES A PREFERRED STOCK TO DECLINE.

      As of September 29, 2007, 92,665,556 shares of our common stock were outstanding. In addition, as of September 29, 2007, there were 70,531,742 shares reserved for future issuance, of which 33,376,841 shares are reserved for future issuance upon the conversion of the Series A Senior Convertible Preferred Stock, 22,362,471 shares are reserved for issuance upon the exercise of granted and outstanding options and warrants, 13,959,097 shares are reserved for future option grants under our existing stock incentive plans and 833,333 shares are issuable under an advisory contract. In addition, we may issue shares of our common stock with a value of up to $135.0 million as additional purchase consideration to former IPWireless shareholders and up to $7.0 million under the IPWireless Employee Stock Bonus Plan upon the achievement of certain revenue milestones related to IPWireless's public safety business and TDtv Business. We may also issue shares of our common stock with a value of up to $25.6 million as additional purchase consideration to former GO Networks shareholders and up to $5.0 million under the GO Networks Employee Stock Bonus Plan upon the achievement of certain milestones relating to customer acceptance of GO Network's Wi-Fi base station products and the continued employment of certain key management employees.

      In March 2007, we issued 355,000 shares of Series A Senior Convertible Preferred Stock at a price of $1,000 per share of convertible preferred stock in a private offering to investment funds and other institutional investors, as well as existing shareholders, including NextWave Wireless Chairman and CEO, Allen Salmasi, Douglas Manchester, a member of the NextWave Wireless Board of Directors, and Avenue Capital Group, of which Robert T. Symington, a member of the NextWave Board, is a portfolio manager. The Series A Senior Convertible Preferred Stock is convertible into shares of our common stock upon election of the holders at any time and at our election under certain circumstances. Assuming that we do not elect to pay dividends in cash prior to March 2011 and if all shares of Series A Senior Convertible Preferred Stock were converted at such time, we would be obligated to issue 43,476,673 million shares of our common stock.

      The exercise or conversion of these derivative securities into shares of common stock or the issuance of common stock pursuant to earn-outs may result in significant dilution to our current stockholders. While the milestones giving rise to our contingent earn-out payments may never be met or met only in part, these obligations to issue additional shares of common stock may result in a significant dilution to our current stockholders. In addition, sales of large amounts of common stock in the public market upon exercise or conversion of derivative securities or upon achievement of earn-outs could materially adversely affect the share price. We have agreed to register the resale of shares of common stock issuable upon exercise or conversion of our warrants and Series A Preferred Stock and upon achievement of earn-outs in connection with the IPWireless and GO Networks transactions. The registration of such resales could facilitate the sale of such shares into the market.

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

OUR COMMON STOCK IS THINLY TRADED AND THUS THE MARKET PRICE OF OUR COMMON STOCK IS PARTICULARLY SENSITIVE TO TRADING VOLUME AND THE TRADING PRICE OF OUR SERIES A PREFERRED STOCK MAY BE ADVERSELY AFFECTED.

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

      We do not intend to list the Series A Preferred Stock on any national securities exchange or to take any action to make it eligible for any automated quotation system other than the PortalSM Market. The Series A Preferred Stock is not currently eligible to trade on the PortalSM Market. Consequently, a liquid trading market for the Series A Preferred Stock may not develop and the market price of the Series A Preferred Stock may be volatile. As a result, you may be unable to sell your shares of Series A Preferred Stock at a price equal to or greater than that which you paid, if at all.

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

      In the event of a deemed liquidation event, including events such as a merger, sale of assets or change in control, you will have the right to receive an amount per share of Series A Preferred Stock equal to the greater of 120% of the liquidation preference or the amount that would have been received if such share was converted into our common stock, unless the holders of shares representing 75% of the shares of Series A Preferred Stock then outstanding elect to waive such deemed liquidation event, in which case the Series A Preferred Stock would remain outstanding or be converted into shares of a successor entity. We must redeem all outstanding shares of the Series A Preferred Stock for an amount equal to the liquidation preference on March 28, 2017, up to 50% of all outstanding shares of Series A Preferred Stock for an amount equal to 130% of the liquidation preference if we elect to convert the Series A Preferred Stock into shares of our common stock, and up to all outstanding shares of the Series A Preferred Stock for an amount equal to 120% of the liquidation preference if we elect to consummate certain asset sales without the requisite consent of the holders of the Series A Preferred Stock. We may not have sufficient cash to purchase your shares of preferred stock upon a deemed liquidation or a redemption event. Also, the terms of our senior secured notes contain limitations on our ability to pay the liquidation preference in cash while the senior secured notes remain outstanding.

      Pursuant to the terms of our senior secured notes, which are due July 14, 2010, we are not permitted to pay cash dividends on the shares of the Series A Preferred Stock. The terms of the Series A Preferred Stock permit us to add the per share dividend amount to the liquidation preference of the Series A Preferred Stock until March 28, 2011, in lieu of paying cash dividends, thereby increasing the amount of the liquidation preference and the number of shares of our common stock issuable upon conversion of each share of the Series A Preferred Stock. From and after March 28, 2011, the Company is obligated to pay quarterly cash dividends on the Series A Preferred Stock. Terms of our future indebtedness could restrict the payment of dividends and other obligations relating to our capital stock in cash. Even if the terms of the instruments governing our indebtedness at such time allow us to pay cash dividends and to redeem the preferred stock in cash, we can only make such payments when, as and if declared by our board of directors from legally available funds. Adequate funds may not be available to pay cash dividends to you or to redeem your shares of preferred stock.

      Further, because we are a holding company, our ability to pay the liquidation preference of the preferred stock for cash or to pay dividends on the preferred stock may be limited by restrictions on our ability to obtain funds through dividends from our subsidiaries.

OUR OPERATING RESULTS ARE SUBJECT TO SUBSTANTIAL QUARTERLY AND ANNUAL FLUCTUATIONS AND TO MARKET DOWNTURNS.

      We believe that our future operating results over both the short- and long-term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside management's control. These factors include:

      o     significant research and development costs:

      o     research and development issues and delays;

      o the ability of our businesses to generate revenue adequate to cover their expenses;

      o     spectrum acquisition costs;

      o     manufacturing issues and delays;

      o the status of plans for the adoption of WiMAX and other 4G technologies by national telecommunications carriers and equipment manufacturers;

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

      Allen Salmasi, our executive officers and other members of our Board of Directors beneficially own or control shares of our common stock and Series A Preferred Stock representing approximately 36.0% of the voting power of our capital stock as of September 29, 2007. Accordingly, Mr. Salmasi and the other members of the Board of Directors will be able to significantly influence matters that require stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or other significant corporate transactions. Our controlling stockholders may have interests that differ from your interests and may vote in a way with which you may disagree and which may be adverse to your interests. Corporate action may be taken even if other stockholders oppose them. These stockholders may also delay or prevent a change of control of us, even if that change of control would benefit our other stockholders, which could deprive our stockholders of the opportunity to receive a premium for their shares. The significant concentration of ownership of our common stock and Series A Preferred Stock may adversely affect the trading price of our common stock and Series A Preferred Stock due to investors' perception that conflicts of interest may exist or arise.

IF SECURITIES OR INDUSTRY ANALYSTS DO NOT PUBLISH RESEARCH OR REPORTS ABOUT OUR BUSINESS, IF THEY CHANGE THEIR RECOMMENDATIONS REGARDING OUR SHARES ADVERSELY OR IF OUR OPERATING RESULTS TO NOT MEET THEIR EXPECTATIONS, THE TRADING PRICE OF OUR COMMONSSTOCK AND SERIES A PREFERRED STOCK COULD DECLINE.

      The trading market for our common stock and the trading price of our Series A Preferred Stock will be influenced by the research and reports that industry and securities analysts publish about us or our business. Currently, we have no analysts coverage. If analysts fail to publish reports about us or if one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our common stock to decline. Moreover, if one or more analysts who cover us downgrade our common stock or if our operating results do not meet their expectations, the price of our common stock and Series A Preferred Stock could decline.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.     OTHER INFORMATION

Not Applicable.


ITEM 6.     EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   ------------------------------------------------------------------
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

                                          NEXTWAVE WIRELESS INC.
                                                    (Registrant)


            November 13, 2007             By:  /s/ George C. Alex
        -----------------------               ----------------------------------
                 (Date)                       George C. Alex
                                              Executive Vice President and
                                              Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   ------------------------------------------------------------------
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