Form 10-K
period 2007-12-29
NextWave Wireless Inc.
filed 2008-03-13
CIK 1374993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-51958
NextWave Wireless Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5361630
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

12670 High Bluff Drive, San Diego, California 92130
(Address of principal executive offices and ZIP code)

Registrant’s telephone number, including area code: (858) 480-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐       Accelerated Filer ☑       Non-Accelerated Filer ☐       Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $432,644,069.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court.  Yes ☑     No ☐

As of March 10, 2008, there were outstanding 92,713,778 shares of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III of this Form 10-K.

FORM 10-K

NEXTWAVE WIRELESS INC.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other reports, documents and materials we will file with the Securities and Exchange Commission (the “SEC”) contain, or will contain, disclosures that are forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words of similar meaning in connection with any discussion of the timing and value of future results or future performance. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks, uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from historical results or those anticipated. These risks include, but are not limited to:

•	our limited relevant operating history;

•	our ability to manage growth or integrate recent or future acquisitions;

•	our ability to execute our business plan and to become cash flow positive;

•	competition from alternative wireless technologies and other technology companies;

•	our ability to develop and commercialize mobile broadband products and technologies;

•	the ability of vendors to manufacture commercial WiMAX equipment and devices;

•	consumer acceptance of fourth generation wireless technologies, such as WiMAX;

•	consumer acceptance of mobile TV and mobile broadcast services;

•	changes in government regulations;

•	any loss of our key executive officers; and

•	other risks described under “Risk Factors” and elsewhere in the information contained or incorporated into this offering circular.

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

PART I.

Item 1. Business

In this Annual Report on Form 10-K, the words “NextWave”, the “Company”, “we”, “our”, “ours”, and “us” refer to NextWave Wireless Inc. and, except as otherwise specified herein, to our subsidiaries. Our fiscal year ended on December 29, 2007.

Our Company

We are a mobile broadband and multimedia technology company that develops, produces, and markets mobile multimedia and wireless broadband products, including fourth generation (“4G”) wireless broadband semiconductors, device-embedded software for mobile handsets, mobile TV systems, and mobile broadband network equipment. Our products and technologies are designed to power wireless networks and devices that enable cutting-edge mobile multimedia and wireless broadband services. At present, our customers include many of the largest mobile handset and wireless service providers in the world including Orange, Motorola, Nokia, NTT DoCoMo, Panasonic, Sony Ericsson, T- Mobile, and Verizon Wireless.

We believe that mobile multimedia applications such as Mobile TV, video-on-demand, and streaming audio will be the driving force behind global adoption of next-generation network technologies and end-user devices.  Our business activities are focused on developing the technologies and products that enable mobile operators and device manufacturers to deliver these types of advanced mobile multimedia services to customers.

To help drive sales of our mobile multimedia and wireless broadband products, we intend to make our significant spectrum holdings available, consistent with regulatory requirements, to network operators who build and operate wireless systems that utilize our technologies. Our spectrum holdings, include licenses in the United States which cover over 248 million persons, or POPs, in many of the largest metropolitan areas in the country, nationwide licenses in Austria, Croatia, Germany, Norway, Slovakia and Switzerland and significant spectrum holdings in Canada.

Our mobile multimedia and wireless broadband products and technologies are developed and marketed through our NextWave Network Products and NextWave Mobile Products operating units.  During the fourth quarter of 2007, we reorganized our businesses into four reportable business segments on the basis of products, services and strategic initiatives.  The four business segments are: Semiconductor, Multimedia, Networks, and Strategic Initiatives.  The financial results of NextWave Network Products and NextWave Mobile Products are reported in the Semiconductor, Multimedia, and Networks business segments.

We believe the breadth of products, technologies, spectrum assets and professional services we offer represents a unique platform to provide advanced mobile multimedia and wireless broadband solutions to the market. We believe that they will provide synergistic value to each other and collectively drive accelerated market penetration and share of the rapidly growing mobile multimedia and wireless broadband market.

NextWave Network Products

NextWave Network Products (“NNP”) includes the operations of IPWireless, which was acquired in May 2007, and GO Networks, which was acquired in February 2007. NNP markets mobile broadband network equipment and mobile TV and multimedia multicast systems, based on the global Universal Mobile Telecommunications System (“UMTS”) and Institute of Electrical and Electronics Engineers (“IEEE”) 802.11 standards, to mobile operators around the world.  In addition, NNP provides mobile operator customers with a comprehensive suite of professional and value added services.  The financial results of NNP are reported under our Network business segment.

Mobile Broadband Network Equipment. NNP mobile broadband network equipment, based on the UMTS TD-CDMA standard,  has been commercially deployed by mobile operators in more than a dozen countries, including the Czech Republic, Germany, New Zealand, South Africa, Sweden, United Kingdom and the United States. In 2006, NNP’s UMTS TD-CDMA mobile broadband technology was selected by New York City’s Department of Information Technology and Telecommunications as part of a five-year contract awarded to Northrop Grumman for the deployment of a citywide, public safety, mobile wireless network. To provide customers with an evolution path to emerging Fourth Generation (“4G”) network technologies, in February 2008 NNP announced its next-generation base station platform that will be field upgradeable to support Worldwide Interoperability for Worldwide Access (“WiMAX”)  and release 8 of the UMTS standard, also known as Long Term Evolution (“LTE”).

Mobile TV and Multimedia Multicast Systems. We believe that our Mobile TV and multimedia multicast solutions will provide mobile operators an opportunity to generate substantial incremental service and advertising revenues and significantly improve the return on investment on their spectrum and network infrastructure investments.  Our advanced Mobile TV systems are compatible with both UMTS and WiMAX networks and are designed to allow mobile operators to offer Mobile TV services using their existing spectrum and existing radio access network (“RAN”) infrastructure.

NNP’s TDtvTM mobile broadcast system, based on the Third Generation Partnership Project (“3GPP”) Multimedia Broadcast Multicast Service (“MBMS”) standard, provides UMTS operators with the ability to deliver multi-channel mobile TV and other multimedia services using an underutilized portion of their existing third generation (“3G”) spectrum.   Designed for easy integration into existing Wideband Code Division Multiple Access (“WCMDA”) networks and next-generation WCMDA handsets, TDtv is being offered in combination with PacketVideo’s MediaFusion advertising platform  to provide operators with the ability to generate targeted advertising revenues from TDtv subscribers.  On February 12, 2008, Orange and T-Mobile announced that they will conduct a six month commercial pilot of TDtv in London.  We believe that this commercial pilot, along with the rapid growth of the mobile TV market, will provide us with expanded opportunities to market our TDtv multicast solution to UMTS network operators and device manufacturers around the world.

NNP’s MXtvTM mobile broadband system, announced in March 2008, is based on the 802.16e WiMAX standard.  We believe that MXtv will provide WiMAX operators the ability to deliver a broad range of rich and personalized multimedia services including mobile TV, interactive services, and digital audio without having to invest in new spectrum or additional network infrastructure.  Similar to TDtv, MXtv will provide mobile operators the ability to use PacketVideo’s MediaFusion platform to generate revenues via the delivery of user-specific advertising.  NNP has executed joint development agreements with Huawei Technologies USA and Alcatel-Lucent under which these two global network infrastructure providers will integrate MXtv technology into their end-to-end WiMAX network solutions.

Carrier-Grade Mobile Wi-Fi Systems.  NNP’s family of carrier-class micro, pico and femto mobile Wi-Fi base stations have been deployed by numerous mobile operators, Internet Service Providers, and municipalities around the world.  All of NNP’s Wi-Fi platforms utilize advanced xRFTM adaptive-beamforming, smart-antenna technology and a cellular-mesh Wi-Fi architecture to deliver wide-area Wi-Fi network solutions with the performance and economics required by service providers.  In February 2008, NNP has announced its integration, and availability of its WiMAX and LTE capabilities into its line of micro and pico base stations including hybrid Wi-Fi/WiMAX and Wi-Fi/LTE network solutions.

Value-Added and Professional Services. To support sales of its mobile broadband and multimedia systems, NNP provides its customers with a full array of professional and value-added services, including RF and core network design services, network implementation and management services, and back-office service solutions, Voice-over-Internet-Protocol (“VoIP”) implementation and wireless backhaul solutions  To demonstrate the capabilities of its products and services, NNP has implemented a comprehensive test network in Las Vegas, Nevada.

NextWave Mobile Products.

NextWave Mobile Products (“NMP”) includes the operations of our PacketVideo subsidiary, the world’s largest independent supplier of mobile multimedia software solutions, and our Semiconductor business segment, which is developing advanced wireless semiconductors including OFDM-based WiMAX and LTE chipsets.

Multimedia Software. Our PacketVideo (“PV”) subsidiary supplies device-embedded multimedia software to many of the world's largest wireless carriers and wireless handset manufacturers, who use it to transform a mobile phone into a feature-rich multimedia device that provides people with the ability to stream, download and play video and music, receive live TV broadcasts, and engage in two-way video telephony. PV has been contracted by some of the world's largest carriers, such as Orange NTT DoCoMo, T-Mobile, Verizon Wireless and Vodafone to design and implement the embedded multimedia software capabilities contained in their handsets. In addition, PV is a founding member of the Open Handset Alliance (“OHA”), led by Google, and will be supplying the multimedia software subsystem for the OHA’s mobile device AndroidTM platform. We believe that by joining the OHA, PV will be uniquely positioned to market its full suite of enhanced software applications to Android application developers. PacketVideo’s software is compatible with virtually all network technologies including CDMA, GSM, WiMAX, LTE, and WCDMA.  To date, over 200 million PV-powered handsets have been shipped by PV’s service provider and device manufacturer customers. The financial results of our multimedia software business are reported under our Multimedia business segment.

To further enhance its market position, PV has invested in the development and acquisition of a wide range of technologies and capabilities to provide its customers with software solutions to enable home/office digital media convergence using communication protocols standardized by the Digital Living Network AllianceTM (“DLNATM”). An example is PacketVideo's PVConnectTM platform that provides for content search, discovery, organization and content delivery/sharing between mobile devices and consumer electronics products connected to an Internet Protocol (“IP”)-based network. This innovative platform is designed to provide an enhanced user experience by intelligently responding to user preferences based on content type, day-part, and content storage location. In addition, PV’s patented Digital Rights Management (“DRM”) solutions, already in use by many wireless carriers globally, represent a key enabler of digital media convergence by preventing the unauthorized access or duplication of multimedia content used or shared by PacketVideo-enabled devices.

We believe that the continued growth in global shipments of high-end handsets with multimedia capabilities, increasing demand for home/office digital media convergence solutions, and the acceleration of global deployments of mobile broadband networks optimized to support mobile multimedia applications will substantially expand the opportunity for PacketVideo to license its suite of multimedia software solutions to service providers and to handset and consumer electronic device manufacturers.

Multimedia Devices. To help drive market adoption of mobile TV technology and related PV products, PV recently introduced its Mobile Broadcast Receiver, a matchbox-size hardware device that enables virtually any mobile Wi-Fi device to play mobile broadcast TV. The mobile receiver decodes a digital TV signal, repurposes it for use on a mobile device, and then sends the mobile TV content over Wi-Fi to the handset. The PV receiver uses patented protocols to ensure optimum rendering of the TV signal on the playback device and provides secure access to premium channels.  This allows mobile subscribers to upgrade to advanced mobile TV services without a requirement to change their handsets.  PV intends to manufacture several versions of the Mobile Broadcast Receiver to support TDtv, MXtv, Digital Video Broadcasting – Handheld (“DVB-H”), and MediaFLO mobile TV systems. The financial results of our multimedia device business are reported under our Multimedia business segment.

Semiconductors.  Over 596 engineers at NMP are developing a family of mobile broadband semiconductor products based on OFDM technologies such as WiMAX and LTE. NMP’s initial focus is to market multi-band RF chips and high-performance, digital baseband WiMAX chips to wireless device and network equipment manufacturers who require an advanced platform to develop next-generation WiMAX mobile terminal and infrastructure products optimized for mobile multimedia applications such as mobile TV. Samples of our first-generation NW1000 chipset family, which includes a WiMAX baseband system-on-a-chip (“SOC”) and matched multi-band Radio Frequency Integrated Circuits (“RFIC”), became available in the third quarter of 2007. Initial availability of our second-generation NW2000 chipset family, which will contain our MXtv mobile multicast technology, is planned for the first half of 2008. The NW2000 chipset family will be NMP’s first chipset family designed for high-volume commercial production. In addition, NMP is developing a family of handset and media player reference designs to highlight the features of its subscriber station semiconductor products. Furthermore, in advance of prospective commercial deployments by network operators of NNP’s TDtv mobile broadcast system, NNP is preparing for high-volume, commercial production of a TDtv Device Integration Pack (“DIP”).  The TDtv DIP which includes a low-power TDtv System in Package (SiP), a complete MBMS software stack, and PV MediaFusionTM multimedia client software, is designed to provide device vendors an easy, low-cost way to integrate TDtv technology into their handset products.  The financial results of our semiconductor business are reported under our Semiconductor business segment.

The primary design objectives of NMP’s current and future semiconductor products and technologies, which are intended to be sold or licensed to network infrastructure vendors, device manufacturers and service providers worldwide, are to:

•
Improve the performance, service quality, and economics of mobile broadband networks and enhance their ability to cost-effectively handle the large volume of network traffic associated with bandwidth-intensive and/or Quality of Service (“QoS”), applications such as mobile TV, video-on-demand (“VOD”), streaming audio, two-way video telephony, VoIP telephony, and real-time interactive gaming;

•	Improve the performance, power consumption and cost characteristics of WiMAX and LTE subscriber terminals;

•	Improve the degree of interoperability and integration between Wi-Fi and WiMAX/LTE systems for both Local Area Networks (“LANs”) and Wide Area Networks (“WANs”); and

•	Improve service provider economics and roaming capabilities by enabling WiMAX and LTE enabled devices to seamlessly operate across multiple frequency bands including certain unlicensed bands.

Strategic Initiatives

To help drive sales of our products and technologies, we have acquired licensed spectrum in the United States, Canada, Argentina, Germany, Switzerland, Austria, Slovakia and Croatia.  We believe that our spectrum assets will provide for additional opportunities for selling products and services to the service providers, that require our spectrum assets for the provision of wireless broadband services, on a significantly larger scale than the typical opportunities being served. The financial results of our spectrum acquisition activities, both domestically and internationally, are reported under our Strategic Initiatives business segment.

To date, we have acquired licensed spectrum and entered into long-term leases that provide us with exclusive leasehold access to licensed spectrum throughout the United States.  Our spectrum portfolio covers approximately 248.9 million POPs across the United States, of which licenses covering 136.4 million POPs are covered by 20 MHz or more of spectrum, and licenses covering an additional 98.7 million POPs are covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York metropolitan region, are covered by 30 MHz or more of spectrum. While we believe that all of our spectrum assets can support commercially viable wireless broadband services, we expect that those licenses which have over 20 MHz of spectrum will provide operators with improved capacity and network performance. We believe that this spectrum footprint, which includes 15 of the top 20 Cellular Market Areas (“CMAs”) and eight of the top ten CMAs in the United States, will be attractive to service providers who wish to deploy wireless networks that utilize our advanced products and technologies. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Services (“AWS”) bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

Mobile Multimedia and Wireless Broadband Market

We believe that market demand for mobile multimedia and wireless broadband services will transform the global wireless communications industry from one driven primarily by circuit-switched voice to one driven by IP-based mobile broadband connectivity. In addition, we believe that mobile broadband will do for the Internet what cellular technology has done for wireline telephony — extend high-speed connectivity outside the home or office and enable people to remain connected to the information and multimedia content they need, wherever they go.

While the mobile multimedia transformation of the wireless communications market is still in an early stage of development, we believe that it is already having a profound effect on service providers, network infrastructure manufacturers, device manufacturers and content distributors, which will need to adapt their businesses to an industry model largely based on delivering multimedia content and wireless broadband services. Such adaptations will require major investments by network operators in new wireless broadband network infrastructure equipment and technologies, the introduction of new classes of mobile broadband handsets, and the development of next-generation device-embedded multimedia software, and new wireless communication technologies to maximize the use of available spectrum. We intend to focus our business activities to capitalize on these market trends.

We believe that several factors are already beginning to drive global market demand for next-generation mobile multimedia and broadband services:

•	Increasing global demand for easy and affordable access to the Internet and on-line multimedia content on a fully mobile basis;

•	A growing awareness of the limitations of existing 3G wireless networks to support the transmission of bandwidth-intensive multimedia content such as streaming video and mobile TV;

•	Growing interest by major multimedia content owners and aggregators to utilize wireless networks as a means to distribute their proprietary video, television, and music content;

•
The ability of wireless technologies such as WiMAX, LTE, and UMTS TD-CDMA to cost-effectivly deliver broadband services to millions of homes in the United States and hundreds of millions of homes and people abroad with no or limited (e.g., dial-up) Internet connectivity; and

•	Increasing market demand for fully integrated wireless LAN and WAN solutions that utilize both Wi-Fi and wide-area wireless technologies for converged devices, appliances and consumer electronics.

Competitive Strengths

Well established industry position. We believe that our PV subsidiary, reported in our Multimedia business segment, is the largest independent supplier of device-embedded multimedia software in the industry. PV’s customers include many of the world’s largest handset manufacturers such as, Motorola, Nokia, and Sony-Ericsson, as well as some of the world’s largest network operators including Orange, NTT DoCoMo, T-Mobile and Verizon Wireless. In addition, NNP has also established strong commercial relationships with several major network operators including T-Mobile, Vodafone, and Orange.

A unique portfolio of mobile TV/broadcast products and technologies. We expect mobile TV to soon evolve into one of the industry’s most popular mobile multimedia applications. According to Visiongain Research, the worldwide mobile TV market is expected to grow from $50 million in 2007 to over $7.5 billion by 2012. We believe that our TDtv and  MXtv mobile TV technologies, along with PacketVideo’s content and advertising platforms, will enable wireless operators to successfully capitalize on the rapid growth of this market.

A highly accomplished team of wireless technology professionals. Our technology development efforts are led by a team of highly accomplished engineering veterans with broad experience in the development of wireless communications technologies and solutions. Team members have led major development initiatives at leading technology companies, such as Cisco, Intel, Lucent, Motorola, Nokia, Nortel, QUALCOMM, Sony and Texas Instruments. Together they have been instrumental in developing some of today’s dominant wireless technologies. Several members of our team, including our Chief Executive Officer, Allen Salmasi, played key roles at QUALCOMM in the development and successful commercialization of the CDMA wireless technology which has become the de facto 3G standard used worldwide today. Additional support for our technology development efforts is provided by the NextWave Technical Development Steering Committee which is comprised of some of the most accomplished individuals in the wireless industry, including Dr. Andrew Viterbi who co-founded QUALCOMM.

Attractive wireless spectrum portfolio; well-suited to support mobile multimedia and wireless broadband services. To date, we have acquired licensed spectrum and entered into long-term leases that provide us with exclusive leasehold access to licensed spectrum throughout the United States. Our spectrum portfolio covers approximately 248.9 million POPs across the United States, of which licenses covering 136.4 million POPs are covered by 20 MHz or more of spectrum, and licenses covering an additional 98.7 million POPs are covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York metropolitan region, are covered by 30 MHz or more of spectrum. While we believe that all of our spectrum assets can support commercially viable wireless broadband services, we expect that those licenses which have over 20 MHz of spectrum will provide operators with improved capacity and network performance. We believe that this spectrum footprint, which includes 15 of the top 20 Cellular Market Areas (“CMAs”) and eight of the top ten CMAs in the United States, will be attractive to service providers who wish to deploy wireless networks that utilize our advanced products and technologies. Our domestic spectrum resides in the 2.3GHz Wireless Communication Services (“WCS”), 2.5GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Services (“AWS”) bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services. Our international spectrum portfolio, which will also be made available, consistent with regulatory requirements, to operators who deploy networks utilizing our products and technologies, includes nationwide spectrum assets in Austria, Croatia, Germany, Norway, Slovakia and Switzerland as well as significant spectrum assets in Canada.

Expertise and experience in developing OFDM technologies. Consistent with industry trends, we believe that “beyond 3G” and 4G wireless standards are primarily based on OFDM technologies. Our expertise in developing end-to-end WiMAX systems, which is expected to be the industry’s first widely deployed OFDM technology, combined with our experience in developing TD-CDMA technology and implementation of Release 7 of 36PP standards which has technical attributes very similar to LTE, provide us with an ability to quickly develop and deliver OFDM based wireless technologies such as LTE to mobile device and network equipment manufacturers.

Unique combination of silicon, software, systems, and spectrum. We have assembled a unique combination of assets, including innovative mobile TV technologies, industry-leading mobile multimedia software, a family of advanced semiconductors, proven mobile broadband network system solutions, and an attractive portfolio of licensed spectrum in the United States and abroad. We believe that the combination of these assets offers us an advantageous position to develop and deliver our mobile multimedia and wireless broadband products and technologies to customers.

An ability to support multiple wireless standards.  Unlike competitors focused on developing solutions based on a single wireless standard, our product development strategy is to support the dominant 3G and 4G wireless standards including WiMAX and LTE.  Similarly, our mobile TV solutions are designed for both WiMAX and 3GPP UMTS network operators.  We believe that our multi-standard strategy significantly increases the addressable market for our products and provides us an advantage when marketing our solutions to customers interested in products and services based on multiple industry standards.

Business Strategy

Our strategy is to deliver technologically advanced mobile multimedia and wireless broadband products and technologies to mobile subscriber terminal and wireless network equipment manufacturers, mobile network operators, wireless broadband service providers, and consumer electronics product companies. Our focus includes:

Develop our mobile TV offerings by leveraging the strengths of our NextWave Network Products and NextWave Mobile Products businesses. We intend to leverage the unique capabilities of our TDtv and MXtv mobile broadcast solutions to accelerate the deployment of mobile broadcast TV systems by network operators worldwide. According to Visiongain Research, the global market for mobile TV will grow to over $7.5 billion as operators deploy the additional network infrastructure required to deliver this advanced multimedia service. We expect that a successful commercial pilot of our TDtv solution in London by T-Mobile and Orange will lead to widescale deployments of TDtv in other parts of Europe. Similarly, we expect that our agreements with Alcatel-Lucent and Huawei, under which these companies will integrate MXtv technology into their WiMAX network solutions, will also result in deployments of MXtv-enabled networks by mobile operators.

Expand our NextWave Wireless Network business. At present, our UMTS TD-CDMA network equipment is being utilized by commercial network operators such as T-Mobile to deliver advanced mobile and fixed broadband services to consumers and businesses and by system integrators such as Northrop Grumman to provide mobile broadband and fixed services to the government and municipality customers for public safety applications. We intend to leverage the success of our UMTS based network equipment business to supply mobile operators with both WiMAX and LTE based network solutions.  We expect our recently announced, multi-standard V5 base station platform line and our next-generation WiMAX/Wi-Fi micro and pento base station products will provide network operators the opportunity to deploy cost-effective mobile broadband networks that can also seamlessly utilize multiple and diverse spectrum frequency bands.

Grow and extend the NextWave Multimedia business. We believe that the number of multimedia enabled smartphones as a percentage of global handsets shipped annually will rise significantly over the next several years. We will seek to maintain PacketVideo’s strong position in this growing market through the growth and extension of its existing multimedia software business and by leveraging its new multimedia convergence products and technologies. At present, the primary competitors for PacketVideo’s multimedia software products are the internal multimedia software design teams at the OEM handset manufacturers to whom PacketVideo markets its products and services. Furthermore, we believe that the deployment of mobile broadband networks will spawn the development of new categories of software applications that capitalize on the distinctive mobility features inherent in mobile broadband systems. While the competition from the OEM's internal multimedia design teams and other independent multimedia software may increase in the next few years, we believe that PacketVideo will be able to leverage its MediaFusion platform and its family of PVConnect applications to fortify its position in the mobile multimedia and converged media software business.

Grow our NextWave Semiconductor business. We believe that our NW2000 WiMAX chipset family, which will be available in the first half of 2008, will offer WiMAX device manufacturers a powerful platform to develop next-generation WiMAX mobile terminals to support mobile multimedia applications such as mobile TV.  As illustrated by our partnership with Elektrobit to develop a full-featured WiMAX handset reference design, we intend to work closely with leading device manufacturers to demonstrate how the low-power, multi-band, and MXtv multicast capabilities of our Wi-Fi/WiMAX and RFIC chipset can deliver the performance they require.   In addition, we intend to provide handset manufacturers interested in capitalizing on the TDtv market with our TDtv Device Integration Pack which includes our low-power TDtv baseband chip and matched RFIC.

Use the resources of Strategic Initiatives to form strategic relationships with service providers who want to offer next generation, rich, wireless broadband services. We intend to make our spectrum available, consistent with regulatory requirements, to service providers looking to deploy next-generation wireless broadband networks that utilize our advanced products and technologies. Potential service providers include wireless service providers, cable operators, multimedia content distributors, applications service providers and Internet service providers. We believe that arrangements under which service providers can utilize our spectrum to offer advanced wireless broadband services will help accelerate sales of our mobile broadband products and technologies.

Partner with leading device and infrastructure vendors.  We intend to enter into strategic development partnerships with leading handset and network infrastructure vendors in order to drive adoption of our various products and technologies.  To date, we have entered into several such partnerships with industry-leading companies such as Alcatel-Lucent, Huawei, and Elektrobit who have agreed to integrate NextWave technologies into their mobile devices and/or network infrastructure products.

Products and Technologies

Semiconductors

Our semiconductor products, many based on OFDM technologies such as WiMAX and LTE, are designed to enhance the performance and economics of fixed and mobile wireless broadband networks and provide advanced mobile multicast capabilities. Our low-power, high-performance semiconductor products are intended to enable fixed and mobile wireless broadband networks to more efficiently handle bandwidth-intensive and quality-of-service dependent applications such as mobile TV, VoIP telephony, streaming audio and video, video conferencing and real-time gaming. While these semiconductor products will include special features to allow them to fully utilize NextWave’s licensed spectrum (BRS/EBS, WCS, AWS), they are also being designed to operate on frequency bands most often allocated for mobile broadband use on a global basis.  In addition, our TDtv baseband chips, which are being offered as part of our TDtv Device Integration Pack, are designed to enable mobile device manufacturers to easily integrate the TDtv capabilities into their future handset and mobile device products.

Digital Baseband ASICs: An ASIC is an integrated circuit or chip customized for a specific purpose. Our family of WiMAX/Wi-Fi based digital baseband ASICs represents the core of our WiMAX system architecture. Our first baseband WiMAX ASIC, the NW1100, became available in the third quarter of 2007. This ASIC includes many of the enhancements that have been developed by our engineers and is designed to showcase and validate these innovations. In collaboration with Elektrobit, we have develop a complete mobile handset reference design based on our NW1000 WiMAX System-on-a-Chip (“SoC”) to stimulate adoption of a wider range of mobile devices based on our WiMAX semiconductors.

Our NW2000 family of WiMAX ASICs, expected to be commercially available in 2008, will be our first ASICs designed for high-production, commercial use.  By employing advanced 65 nanometer CMOS process technology to minimize size and reduce power consumption, these WiMAX Forum Wave 2 compliant SoC’s incorporate our MXtv mobile multicast technology and include features to support bandwidth intensive mobile-multimedia applications such streaming video, and video conferencing, and Quality-of-Service (QoS) sensitive applications such as VoIP.

In addition to our WiMAX ASICs, in February 2008, we announced the availability of our UMTS-based TDtv baseband ASIC which will be offered to handset manufacturers as part of our TDtv Device Integration Pack.  This low-power SoC is designed to provide device manufacturers the ability to easily integrate TDtv capabilities into their current and future mobile handset products.

Radio Frequency Integrated Circuits: An RFIC is part of the front-end of a radio system that receives a radio frequency signal, converts it to a lower frequency and modifies it for further processing. Designed to utilize multiple spectral bands to improve performance and flexibility, our RFICs are part of an advanced radio frequency subsystem that is matched to our family of baseband ASICs and is expected to enable a mobile device to operate over a wide range of operational frequencies without sacrificing overall performance. We believe that enabling WiMAX or LTE to operate over multiple frequency bands will significantly improve the economics of WiMAX/LTE network deployments for the following reasons:

•	Network operators will have the ability to assemble sufficient licensed spectrum using multiple frequency bands as opposed to having to acquire scarce spectrum in a single frequency band;

•	Carriers will have the ability to address network coverage and capacity issues via the acquisition of low-cost spectrum as opposed to costly cell splitting;

•	The ability of frequency-agile devices to roam between multiple networks will be facilitated; and

•	A single chipset family capable of addressing markets worldwide will permit economies of scale and result in lower device costs.

Our initial multi-band RFIC, the NW1200, is now available and operates in the 2.3-2.8 GHz and 3.3-3.8 GHz frequency bands and is designed for TDD operation. The NW 2200 RFIC, expected to be commercially available in the first half of 2008, will operate in the same frequency bands as the NW 1200, but additionally, will support the AWS band (1.7-2.1 GHz) and will operate in both time division duplex (“TDD”) and frequency division duplex (“FDD”) modes. Both RFICs are designed to operate with our current and future line of WiMAX and LTE baseband ASICS.

Multimedia Software

Our multimedia software products are developed and marketed through our PV subsidiary. Based in San Diego, CA, PV has approximately 637 employees and full-time equivalent contractors and is a global provider of embedded multimedia software products for mobile devices.  PV’s software, which it licenses to the world’s leading mobile device manufacturers and wireless carriers, transforms a mobile phone or other mobile device into a feature-rich multimedia device that allows people to stream, download, and play video and music, receive live TV, or engage in two way video telephony. PV’s innovations and engineering leadership have led to breakthroughs in content encoding, content delivery systems, and advanced multimedia-enabled handset development around the world.

For mobile device manufacturers, shorter product cycles and increasing demand for advanced technologies are driving collaboration with third party solution providers, such as PV, to aid their product development. We believe that PV’s technical capabilities and depth of knowledge are key reasons why PV has been chosen by the world’s largest device manufacturers and wireless carriers to help them quickly develop and introduce new multimedia enabled handsets and multimedia services to the market. Over 200 million handsets containing PV software have been shipped worldwide by device manufacturers including LGE, Sony-Ericsson, Motorola, Nokia and Samsung. In addition, PV provides multimedia software solutions to some of the world’s largest wireless carriers including Orange NTT DoCoMo, T-Mobile and Verizon Wireless. According to IDC, high-end mobile phones and converged mobile devices experienced a 42 percent increase in shipments in 2006, pushing past the 80 million mark for the year. (IDC Worldwide Quarterly Mobile Phone Tracker, Feb. 2007) We believe that this trend will enable PV to maintain its strong market share position.

PV’s current suite of device-embedded software solutions are based on a modular architecture to enable rapid integration with the industry’s leading hardware platforms and operating systems.

CORE™ Multimedia Framework. PV’s CORE software product powers the playback of video and music in millions of mobile phone handsets worldwide. The PV multimedia framework is an embedded client with modular options to enable the downloading, streaming, and playback of content files based on all major media formats. CORE codec modules include: WMA 9/10/Pro, WMV 9, AAC, HE-AAC, HE-AAC V2, AVC/H.264, MPEG-4, Real Audio, Real Video, MP3, MP3 PRO, AMR and WB-AMR.

OpenCORE™ Open-sourced Multimedia Sub-system. PV is a founding member of the Open Handset Alliance, an initiative led by Google to create a new mobile handset platform called Android. PV has open-sourced part of its code to provide the multimedia sub-system for Android, allowing developers to create basic audio and video applications for Android. Should device vendors, who have adopted the Android platform wish to create more sophisticated multimedia services in the future, they can migrate to CORE and its capabilities.

PVConnect™. PVConnect is a family of customizable software products that auto-detect and link popular devices through the home, allowing end-users to share and enjoy various forms of mobile-multimedia content on the devices of their choice. The PVConnect server is certified by the Digital Living Network Alliance (DLNA), a consortium of more than 300 consumer electronics and technology companies. The software is interoperable with hundreds of other DLNA-compatible home electronic and mobile devices as well as select non-compatible devices including Microsoft’s Xbox 360 and Sony’s PlayStation Portable.

PV Mobile TV Solutions. PV’s mobile TV solutions enable mobile broadcast TV. Features include live streaming TV, VOD, high-performance multimedia codecs, picture-in-picture, personal video recorder, fast channel changing, and support for PV’s own or third-party electronic service guides.

PV Multimedia Communications. PV’s two-way video telephony software solution is 324M-compliant real-time video telephony—for two-way voice and video conversations and video conferencing.

PV  Imaging Solutions. PV’s advanced imaging engine renders photos, organizes albums and edits pictures, all on the handset. PV’s imaging technology significantly improves the user experience with rapid access to images created by the mobile device’s camera, with the additional benefit of highly optimized memory. In addition, the software enables users to record their own audio, video and digital photos directly on the handset.

PV Digital Rights Management (DRM) Solutions. A mobile implementation of content protection and business rules for commercial media consumption. DRM types supported include: Windows Media DRM, OMA 1.0 and 2.0,  and DTCP-IP. In addition, PV owns, and is further developing a flexible Java DRM solution called Secure Digital Container or SDC which has been adopted by several major operators.

MediaFusion Server-Client Solution. MediaFusion is a platform that unites disparate media services on the back end and present a unified user interface on the device, adding value to a mobile operator’s existing content delivery services by managing and serving data about media content, rather than the media payload, and enabling a personalized music entertainment experience for users based on their demonstrated preferences.

The introduction of affordable, high-speed Internet service via DSL and cable broadband provided software developers with a unique opportunity to develop entire new categories of software applications. Many of these applications focused on the capture, manipulation, and transmission of multimedia content such as music, images, and video. Several, such as iTunes, Windows Media Player, Google Video, and peer-to-peer applications such as BitTorrent have achieved extremely high levels of popularity. We believe that a similar opportunity to develop innovative software applications, optimized for the mobile environment, exists with the wide scale introduction of affordable mobile broadband services.

The emergence of mobile broadband will necessitate the development of new categories of software applications optimized to take full advantage of the distinctive mobility features inherent in mobile broadband systems. To be successful, developers of these new software applications must accommodate the complexities such as variable connection rates and unique capabilities such as mobile positioning associated with wireless broadband and will need to overcome mobile device design restrictions such as limited memory, power limitation and on-board processing capabilities. In addition, mobile application software developers will need to fully understand underlying 4G wireless broadband network technologies such as WiMAX to ensure optimal performance of their multimedia software applications in a challenging wireless environment. We expect that global deployments of mobile broadband networks will create a unique opportunity for software developers such as PV to create innovative multimedia software applications and server platforms optimized for the mobile and converged media environment.

We believe that PV is well positioned to help develop these types of next-generation, mobile broadband software applications for the following reasons:

•	PV is already a global provider of device-embedded, mobile multimedia software and has broad experience in developing software for memory- and processor-limited mobile devices.

•
As part of NextWave, PV will have full access to our extensive mobile broadband technology development activities and will be able to develop new multimedia software applications that capitalize on the unique capabilities we are designing into our products and technologies.

•
Unlike the PC software environment, there are no dominant mobile device operating systems and, in fact, over two dozen such operating systems are currently in use by mobile handset manufacturers worldwide. PV works with virtually all of the most popular mobile device operating systems in use today. By maintaining this flexible approach, we believe that PV’s next generation of mobile broadband software will be well-positioned to enjoy continued wide scale industry adoption.

Network Products

We offer mobile multimedia and wireless broadband systems based on both UMTS and IEEE mobile broadband standards designed to provide superior economics and network performance to network operators who utilize either licensed or certain unlicensed spectrum.

Mobile Broadband Systems. Our end-to-end, UMTS TD-CDMA mobile broadband system has been deployed by network operators such as T-Mobile and utilizes advanced, performance-enhancement technologies which cancel out interference from neighboring cell sectors to significantly increase cell-edge performance and overall network capacity.  The system also provides a robust quality-of-service mechanism that allows operators to prioritize traffic based on both type and user class.

Our end-to-end mobile broadband solution includes the following network elements:

•
V5 Base Station (“BTS”): A high performance, base station supporting the 3GPP TD-CDMA standard with upgrade capability to WiMAX and 3GPP LTE. The V5 BTS platform is designed for wide-area cellular coverage and supports 3-sector deployment with one digital shelf and up to three radio shelves or remote RF radio heads.

•
Integrated Network Controller (“INC”): A high performance broadband wireless network controller supporting the international 3GPP TD-CDMA standard. The INC integrates the GGSN, SGSN and RNC functions in a compact rack mount hardware greatly reducing the cost of deploying a broadband wireless network. The INC aggregates Radio Access Network data and management traffic from several Node Bs towards a standard IP core Network.

•	Network Management Software ("NMS"): NMS is an advanced NPM v3-based element management system.

Carrier-Grade Mobile Wi-Fi Systems. Our carrier-grade Wi-Fi system, designed for wide-area deployment by commercial and municipal operators, combines our proprietary xRF smart-antenna technology with a cellular-mesh Wi-Fi architecture to deliver a cost-effective mobile broadband network solution using unlicensed spectrum. Our xRF adaptive smart-antenna technology is based on a patent-pending implementation of adaptive beamforming and smart-antenna signal processing algorithms and is one of the industry’s only smart-antenna implementations designed for cellular-mesh Wi-Fi solutions.  It is also one of the industry’s only smart antenna technologies that operate in a multi-channel access solution and supports both sectored and omni-directional base stations.

Our Wi-Fi product line is currently comprised of the following:

•
Series 2000 Micro Cellular-Mesh Wi-Fi Sector Base Station: The WLS 2100 is a 120 degree multi-radio sector panel designed for easy installation on building sides, rooftops, towers and utility poles. The WLS 2100 is equipped with two xRF-enabled 802.11 b/g access radios and a separate 802.11a channel for beamformed user access and high-performance mesh backhaul.

•
Series 1000 Pico Cellular-Mesh Wi-Fi- Base Station: The WLP 1100 is an omni-directional multi-radio weather-proof unit intended for street-level pole/utility pole Wi-Fi applications. The WLP 1100 is equipped with one xRF-powered 802.11 b/g access radio and a separate 802.11a channel for beamformed user access and high-performance mesh networking and backhaul.

•
Series 500 Femto Cellular-Mesh Wi-Fi- Base Station: The MBW 510 is an ultra-compact, omni-directional unit intended for street-level light/utility pole femto cell Wi-Fi applications. The MBW 510 is equipped with one 802.11b/g radio for subscriber access and a separate 802.11a channel for high-performance mesh networking.

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

•
Series 3000 Cellular-Mesh Wi-Fi- Base Station: Announced in February 2008, the Series 3000 will provide both Wi-Fi, WiMAX and/or LTE connectivity. Expected to be commercially available in late 2008, the Series 3000 is expected to utilize our Series 2000, 1000, and 500 platforms. Optimized to provide low-cost gap-filler and hot-spot coverage, the Series 3000 base stations, in combination with NextWave’s WiMAX-based or LTE-enabled V5 macro base station platform, are designed to significantly reduce the upfront network deployment and ongoing operational costs.

Mobile TV and Broadcast Systems: Our TDtv mobile broadcast system, based on 3GPP MBMS, provides UMTS operators the ability to deliver mobile TV, digital radio, and other multimedia services. TDtv operates in the universal unpaired (TDD) 3G spectrum bands that are available across Europe and Asia at 1900 MHz and 2010 MHz. It enables UMTS operators to utilize their existing TDD spectrum to offer subscribers attractive mobile TV and multimedia packages without impacting their 3G voice and data services which use universal paired (FDD) 3G spectrum. In addition, the technology supports spectrum pooling and network sharing to further reduce deployment and operational costs. A six month commercial pilot of TDtv technology in London by Orange and T-Mobile is planned for 2008.

TDtv supports key consumer requirements including fast channel change times, operation at high travel speeds, and seamless integration into small profile handsets.

Our TDtv system is comprised of the following network elements:

•
TDtv base station: The TDtv base station has a modular architecture consisting of a digital shelf and a separate radio shelf. The digital shelf consists of one control card and one sector card. The sector card controls 3 sectors. A single radio shelf is capable of supporting 3 sectors of two 5MHz carriers. The radio shelf can be located close to the antenna, up to 500 m from the digital shelf using a CPRI fiber interface, eliminating the RF cable loss. Sector cards and radio shelves are field replaceable.

•
TDtv INC:  TDtv INC is responsible for processing the TDtv streams and supplying them to the TDtv transmitters for transmission over the air. Up to 28 300Kbps TV channels can be configured in two 5MHz channels. Broadcast channels are user definable to accommodate different throughput requirements from radio channels to high quality TV at 512Kbps.

In March 2008, NextWave Network Products announced its MXtv mobile broadband system based on the 802.16e WiMAX standard. MXtv technology provides WiMAX operators the ability to deliver a broad range of rich and personalized multimedia services including mobile TV, interactive services, and digital audio without having to invest in new spectrum or additional network infrastructure.  Similar to TDtv, MXtv will provide mobile operators the ability to use NextWave’s MediaFusion platform to generate additional revenue through the delivery of user-specific targeted advertising.  NextWave has executed joint development agreements with Huawei Technologies USA and Alcatel-Lucent under which these two global network infrastructure providers will integrate NextWave’s MXtv MBS technology into their end-to-end WiMAX network solutions.

We believe MXtv technology will be adopted by WiMAX mobile network operators and achieve  commercial success for the following reasons:

•	MXtv requires no additional spectrum, no additional radio access network equipment, and no additional radios in end-user terminals which reduces CAPEX and OPEX for mobile operators;

•
It enables mobile operators to dynamically allocate portions of their spectrum for use by their two-way services (e.g., voice) or for use by their multi-channel broadcast service.  This enables operators to easily modulate the amount of their spectrum that is dedicated to being used for broadcast services based on content availability, time of day, location, and the popularity of live events such as news, sports, concerts, emergency broadcasts and reality shows;

•	Utilizing macro diversity technology, MXtv very efficiently supports up to 45 live 300 kbps channels using only 10 MHz of spectrum; and

•	Allows operators to unicast and broadcast multimedia content on the same spectrum.

Devices

In February, 2008, our PV subsidiary introduced its Mobile Broadcast Receiver, a matchbox-size hardware device that enables virtually any mobile Wi-Fi device to play mobile broadcast TV. The mobile receiver decodes a digital TV signal, repurposes it for use on a mobile device, and then sends the mobile TV content over Wi-Fi to the handset. The PV receiver uses patented protocols to ensure optimum rendering of the TV signal on the playback device and provides secure access to premium channels.  This allows mobile subscribers to upgrade to advanced mobile TV services without a requirement to change their handsets.  PV intends to manufacture versions of the Mobile Broadcast Receiver to support TDtv. MXtv, Digital Video Broadcasting – Handheld (“DVB-H”), and MediaFLO mobile TV systems.

In connection with sales of our UMTS TC-CDMA network equipment, we also market a family of TD-CDMA end-user devices to network operators including desktop modems and PCMCIA cards. These low-power, plug-and-play devices support multi-megabit downlink speeds, and are equipped with SIM card readers to support secure provisioning, authentication, and roaming.

Las Vegas Test Site

To demonstrate the features and capabilities of our various technologies, we have implemented a mobile test network in Las Vegas, Nevada that utilizes our licensed spectrum.  We intend to use this test network to demonstrate the performance of our NextWave Network Products technologies and our advanced IP core and back-office systems. We plan to further develop this test site with vendor partners and service providers and believe that the test network will be an important step towards successful commercialization of our products and technologies. The financial results of our Las Vegas test site is recorded under our Network business segment.

NextWave Strategic Initiatives Spectrum Portfolio

Domestic Spectrum Summary

To date, we have acquired spectrum and entered into long-term leases that provide us with exclusive leasehold access to licensed spectrum throughout the United States. We have compiled a spectrum portfolio covering approximately 248.9 million POPs across the country.  We have 20 MHz or more of spectrum covering 136.4 million POPs, and 10MHz of spectrum covering an additional 98.7 million POPs. In a number of markets, including much of the New York metropolitan area, we have 30 MHz or more of spectrum. We have mostly focused on acquiring authorizations to use licensed spectrum in the top 100 U.S. markets, which have population densities and demographics most suitable to drive adoption of wireless broadband. We also have acquired licenses to use spectrum in smaller markets mostly as a result of the coverage area defined by spectrum license terms.

To date, we have focused our efforts on obtaining licenses or other rights to use 2.3 GHz WCS spectrum, 2.5 GHz BRS and 2.5 GHz EBS spectrum. We also acquired 154 licenses in the 1.7GHz/2.1GHz band, known as the AWS spectrum. We believe these spectrum bands are suitable for the deployment of mobile WiMAX networks and we are engineering our products and technologies to take advantage of the acquired licenses.

Summary information about our current spectrum holdings in the United States is set forth below.

			Type of Spectrum
MEA	MEA Name	POPs (mm)	BRS/ EBS	WCS	AWS	Top Covered CMAs within MEA (POP Rank)
1	Boston	9.5		x	x	Boston (9), Providence (50)
2	New York City	31.9	x	x	x	New York (2), Hartford (40)
3	Buffalo	1.5		x		Buffalo (42), Chautauqua (113)
4	Philadelphia	8.8	x	x	x	Philadelphia (5), Wilmington (75)
5	Washington	0.8			x	Virginia 10 - Frederick (218)
6	Richmond	1.4			x	Highland (261), Roanoke (267)
7	Charlotte-Greensboro-Greenville-Raleigh	7.0			x	Greenville (68), Columbia SC (89)
8	Atlanta	4.6			x	Chattanooga (107), Augusta (115)
9	Jacksonville	2.8		x	x	Jacksonville (39), Tallahassee (184)
10	Tampa-St. Petersburg-Orlando	2.1			x	Florida 4 - Citrus (85), Sarasota (159)
11	Miami	1.2			x	Fort Myers (99), Florida 1 - Collier (168)
12	Pittsburgh	2.8			x	Pittsburgh (22), Johnstown (283)
13	Cincinnati-Dayton	1.2			x	Huntington (188), Charleston (255)
14	Columbus	0.7			x	Ohio 6 - Morrow (106), Ohio 9 -Ross (259)
15	Cleveland	5.2		x	x	Cleveland (25), Akron (73)
16	Detroit	11.0		x		Detroit (7), Grand Rapids (60)
17	Milwaukee	5.2		x		Milwaukee (33), Madison (117)
18	Chicago	14.2	x	x	x	Chicago (3), Gary (80)
19	Indianapolis	2.7			x	Indianapolis (31), Indiana 6 - Randolph (302)
20	Minneapolis-St. Paul	7.0		x		Minneapolis - St. Paul (14), Hubbard (202)
21	Des Moines-Quad Cities	2.9		x		Des Moines (108), Davenport (161)
22	Knoxville	1.4			x	Knoxville (86), Jonson City (110)
23	Louisville-Lexington-Evansville	2.0			x	Louisville (51), Kentucky 3 - Meade (167)
24	Birmingham	0.9			x	Montgomery (166), Butler (2388)
25	Nashville	1.0			x	Tennessee 3 - Macon (144), Clarksville (311)
26	Memphis-Jackson	1.6			x	Tennessee 5 - Fayette (143), Tenn. 1 - Lake (181)
27	New Orleans-Baton Rouge	2.0	x		x	New Orleans (41), Mobile (91)
28	Little Rock	2.8			x	Little Rock (84), Fayetteville (158)
29	Kansas City	3.3		x		Kansas City (26), Topeka (317)
30	St. Louis	5.0		x	x	St. Louis (18), Illinois 8 - Washington (173)
31	Houston	7.3		x	x	Houston (6), Louisiana 5 - Beauregard (137)
32	Dallas-Fort Worth	12.8	x	x	x	Dallas-Fort Worth (4), Austin (36)
33	Denver	5.4		x		Denver - Boulder (17), Colorado Springs (87)
34	Omaha	1.8		x		Omaha (72), Lincoln (228)
35	Wichita	1.2		x	x	Wichita (94), Kansas 14 - Reno (387)
36	Tulsa	1.4		x	x	Tulsa (58), Oklahoma 4 - Nowata (309)
37	Oklahoma City	1.9		x	x	Oklahoma City (46), Oklahoma 6 - Seminole (289)
38	San Antonio	4.1		x		San Antonio (27), McAllen (77)
39	El Paso-Albuquerque	2.7	x	x	x	EL Paso (71), Albuquerque (74)
40	Phoenix	5.6		x		Phoenix (13), Tucson (53)
41	Spokane-Billings	2.1		x	x	Spokane (120), Idaho 1 - Boundary (212)
42	Salt Lake City	3.5		x	x	Salt Lake City (34), Provo (128)
43	San Francisco-Oakland-San Jose	15.0	x	x	x	San Francisco (12), Sacramento (24)
44	Los Angeles-San Diego	24.9	x	x	x	Los Angeles (1), San Diego (15)
45	Portland	4.0		x	x	Portland (23), Salem (147)
46	Seattle	5.1		x		Seattle (20), Tacoma (69)
47	Alaska	0.6			x	Anchorage (215), Alaska 2 - Bethel (377)
48	Hawaii	1.3		x		Honolulu (55), Hawaii 3 - Hawaii (415)
49	Puerto Rico and U.S. Virgin Islands	3.8			x	San Juan (21), Puerto Rico 2 - Adjuntas (209)
	Total (excluding overlaps)	248.9 (approx)	x	x	x

__________________________________
(1)
WCS, AWS, BRS and EBS licenses are assigned by the FCC for geographic service areas of varying sizes and shapes.  WCS licenses are assigned by the FCC according to Major Economic Areas or Regional Economic Area Groupings (see further explanation below in “Business—WCS Spectrum”). AWS licenses are assigned by the FCC according to REAGs, EAs, or CMAs (see further explanation below in “Business—AWS Spectrum”). BRS spectrum is licensed both according to Geographic Service Areas with a 35-mile radius, subject to overlapping Geographic Service Areas of co-channel stations, and according to Basic Trading Areas (“BTAs”) of various sizes. Our BRS spectrum currently is composed of licenses with 35-mile radius Geographic Service Areas, subject to overlapping Geographic Service Areas of co-channel stations. EBS spectrum is only licensed according to Geographic Service Areas with a 35-mile radius, subject to overlapping Geographic Service Areas of co-channel stations (see further explanation below in “Business—BRS and EBS Spectrum”).

(2)
This data in this table is presented in terms of MEAs. MEAs are named for the largest metropolitan area contained within the licensed geographic service area, but are significantly larger than the metropolitan area for which they are named.

(3)
The source for our POP figure is derived from 2006 composite data contained in databases managed by Applied Geographic Solutions Inc. of Newbury Park, California, except for Puerto Rico which is derived from 2000 census figures.

(4)	Our AWS, WCS and BRS spectrum is held directly through FCC licenses. Our EBS spectrum has been leased on a long-term basis from current license holders.

(5)
We lease EBS spectrum from multiple parties in the greater New York, New York metropolitan area, including geographic areas in New York, New Jersey and Connecticut. These leases give us access to different amounts of spectrum in specific parts of the market area. The terms of these leases range from 20 to up to 60 years when their renewal options are included.

(6)
We lease EBS spectrum from The Orange Catholic Foundation in the Los Angeles, California (Orange County) area. This lease has an initial 10 year term and contains five renewal options for 10 years each to extend the term of the lease.

(7)
We lease EBS spectrum from The University of California in the San Francisco, California area. The lease has an initial 10 year term and contains 2 renewal options for 10 years each to extend the term of the lease.

(8)	We lease EBS spectrum from Bradley University in the Peoria, Illinois area. This lease has an initial 10 year term and contains two renewal options for 10 years each to extend the term of the lease.

(9)
We sublease EBS spectrum from the North American Catholic Educational Programming Foundation in the Mobile, Alabama area. This sublease has an initial 29 year term and no renewal options to extend the term of the sublease.

WCS Spectrum

We have acquired WCS spectrum from third parties pursuant to privately negotiated purchase agreements. The 2.3 GHz WCS band is divided into four frequency blocks, A through D. Blocks A and B have 10MHz of spectrum each and blocks C and D have 5 MHz each. We have acquired WCS licenses in the A, B, C and D frequency blocks. The WCS A and B blocks are licensed in 52 individual geographic regions covering the United States, including the Gulf of Mexico, and are called Major Economic Areas (“MEA”). The WCS C and D blocks are licensed in six larger geographic regions, also covering the United States and are called Regional Economic Area Groupings (“REAGs”). Both MEAs and REAGs are of various sizes in terms of population and geographic coverage.

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

BRS and EBS Spectrum

We have acquired BRS spectrum licenses from third parties pursuant to privately negotiated purchase agreements. Rights to lease and use EBS spectrum are acquired by commercial interests like us from educational entities through privately negotiated lease agreements. On April 27, 2006, the FCC released new rules governing EBS lease terms. EBS licensees are now permitted to enter into lease agreements with a maximum term of 30 years; lease agreements with terms longer than 15 years must contain a “right of review” by the EBS licensee every five years beginning in year 15. Because some of our long-term leases were executed prior to the effective date of these new leasing requirements, our long-term leases afford us exclusive leasehold access to the leased EBS spectrum for a total period of time ranging from 20 years up to 60 years when all renewal options are included.

Under current regulations, after giving effect to an FCC-mandated transition of the spectrum to a new band configuration, which must be complete by October 19, 2010 (barring disputes in the transition process), the total spectrum bandwidth licensed by the FCC for BRS and EBS spectrum is 194 MHz. Approximately 75% of this spectrum is licensed for the EBS and 25% is licensed for the BRS. Under FCC rules, regulations and policies (“FCC rules”), up to 95% of the spectrum dedicated to each EBS license can be leased for commercial purposes subject to compliance with FCC rules. After transitioning the BRS and EBS spectrum to the new band plan, individual channels and channel groups of BRS and EBS spectrum will range from 5.5 MHz to 23.5 MHz of spectrum. Most, but not all, BRS and EBS channel “groups” contain four channels and 23.5 MHz of spectrum.

Until 1996, BRS spectrum was licensed according to Geographic Service Areas with a 35-mile radius. These “incumbent” licenses continue to exist today, but are subject to overlapping Geographic Service Areas of co-channel stations. In 1996, the FCC conducted an auction and assigned licenses for available BRS spectrum according to BTAs of various sizes. These BTA licenses were granted subject to the prior rights of the incumbent BRS license holders. We have acquired licenses from incumbent BRS licensees, licensed for 35-mile Geographic Service Areas, subject to overlapping Geographic Service Areas of co-channel stations. We may in the future acquire BRS spectrum licensed for BTAs.

EBS spectrum is licensed only for Geographic Service Areas with a 35-mile radius, subject to overlapping Geographic Service Areas of co-channel stations. In the future, vacant EBS spectrum may be assigned by BTAs, or some other licensing construct chosen by the FCC. EBS spectrum is licensed exclusively to accredited educational institutions, governmental organizations engaged in the formal education of enrolled students (e.g., school districts), and nonprofit organizations whose purposes are educational.

The FCC’s rules for BRS and EBS spectrum were substantially revised in 2004 to provide more flexibility in how the spectrum is licensed and used; proceedings to revise the rules continue today. Use of the spectrum has evolved to include fixed and mobile, digital, two-way systems capable of providing high-speed, high-capacity broadband service, including two-way Internet access service via low-power, cellularized communication systems and single-cell high-power systems. On April 27, 2006, the FCC released an additional order to reform FCC rules related to BRS and EBS spectrum. Although these new, amended rules became effective on July 19, 2006, they are subject to petitions for reconsideration, which seek to modify some of these amendments. For a more detailed description of these new rules, see “Government Regulation - BRS/EBS License Conditions.”

AWS Spectrum

We acquired 154 AWS licenses in FCC Auction No. 66. The FCC granted AWS spectrum pursuant to Economic Area (“EA”) licenses, REAG licenses and CMA licenses. The AWS auction involved a total of 1,122 licenses: 36 REAG licenses, 352 EA licenses, and 734 CMA licenses. EA, REAG and CMA licenses vary widely in terms of population and geographic coverage.

In terms of spectral size, the AWS spectrum is divided into six spectrum blocks, A through F. There are three 10 MHz blocks, each consisting of paired 5 MHz channels, and three 20 MHz blocks, each consisting of paired 10 MHz channels. We have acquired both 20 MHz and 10 MHz licenses.

AWS licenses are allocated by the FCC for flexible use. This means that the spectrum can be used to provide any type of fixed, portable or mobile services to individuals and businesses, including the wireless broadband services we intend to offer. Any such offerings are subject to compliance with technical rules in Part 27, Title 47 of the Code of Federal Regulations as well as any applicable border treaties or agreement governing operations near the Canadian and Mexican borders.

International Spectrum

On December 15, 2006, our Inquam Broadband GmbH subsidiary acquired 3.5 GHz Broadband Wireless Access (“BWA”) spectrum in Germany. The acquisition includes 42MHz of spectrum in all service areas. The licenses vary widely in terms of population and geographic coverage, but include major cities, such as Koln/Dusseldorf, Stuttgart/Karlbsruhe, Berlin/Brandenburg, Munster and Rhein/Main.

On March 2, 2007, we acquired WCS spectrum in Canada. The acquisition includes 30MHz of spectrum in all service areas for which licenses were acquired. The licenses vary widely in terms of population and geographic coverage, but include major cities, such as Montreal, Ottawa, Edmonton, Quebec and Winnipeg. NextWave’s Canadian WCS licenses are held by our Canadian subsidiary, 4253311 Canada Inc. The licenses carry a 10-year license term with renewal expectancy of subsequent 10-year terms absent breach of license conditions. Because the licenses were issued by Industry Canada through two separate auctions, 63 licenses have an expiration date of November of 2014, while 25 licenses have an expiration date of April of 2015. The licenses are “radiocommunication user” licenses and cannot be used to provide service for compensation before the licenses are converted to either “radiocommunication service provider” licenses or “radiocommunication carrier” licenses. Conversion of the licenses will require compliance with Canadian ownership and control restrictions. In addition, each Canadian WCS license is subject to a 5 year usage implementation requirement, demonstrating that the spectrum is being used at a level that is acceptable to Industry Canada. Again, because the licenses were issued at two different times, there are two different implementation deadlines, November 2009 for 63 licenses, and April 2010 for the other 25 licenses.

On May 2, 2007, our Inquam Broadband GmbH subsidiary acquired 3.5 GHz spectrum in Switzerland. This acquisition includes 42 MHz of spectrum covering the country’s entire population of 7.5 million people.

Through our acquisition of WiMAX Telecom AG on July 3, 2007, we acquired 3.5 GHz spectrum in Austria, Slovakia and Croatia. These acquisitions include 49 MHz of spectrum covering Austria’s entire population of 8.3 million people, 56 MHz of spectrum covering Slovakia’s entire population of 5.5 million people and 39 MHz of spectrum covering 3 million people representing 68% of the Croatia’s population.

In October 2007, we acquired Websky Argentina SA, an Argentine corporation.  Websky is a developer and operator of wireless broadband services over licensed frequencies in Argentina and has obtained spectrum licenses for an aggregate of 42 MHz spectrum in the 2.5 GHz band covering the Buenos Aires metro region and 180 kilometers surrounding the city.  Transfer of control of the spectrum licenses held by Websky Argentina SA remains subject to regulatory approval.

International Investments

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

In February 2008, we executed a loan agreement with HSC for 6% senior secured convertible notes, whereby we committed to make available up to $1.5 million in additional funding.   All principal and interest is due three years from the date of the advance. At the maturity date or upon a default event, we have the option to convert any unpaid amounts into shares of preferred stock of HSC.

Sales and Marketing

We intend to promote industry awareness of our products and technologies via the deployment of our Las Vegas network site, and through industry trade shows, public relations initiatives, trade advertising and our company website. In addition, we intend to actively work with leading trade publications and industry analysts to educate potential customers on the benefits of our products and technologies.

NextWave Network Products and NextWave Semiconductor

We intend to market our network equipment products to device and network equipment manufacturers and to mobile operators worldwide primarily through our direct sales organization.  In addition, we intend to utilize third-party sales representatives and stocking distributors as additional channels to market and/or license our  network products, and technologies.

NextWave Mobile Products

We intend to market our network equipment products to device and network equipment manufacturers and to mobile operators worldwide primarily through our direct sales organization. Our PacketVideo subsidiary, included in the NextWave Multimedia segment, utilizes a team of strategic account managers to market its multimedia software products to device manufacturers and service provider customers in North America, Asia and Europe. At present, PacketVideo’s customers include Fujitsu, LGE, Mitsubishi, Motorola, NEC, Nokia, Panasonic, Sony-Ericsson, NTT DoCom, T-Mobile and Verizon Wireless.

Geographic Breakdown of Revenues

During the year ended December 29, 2007, we generated $31.8 million of revenues (54%) in the United States, $10.2 million (17%) in Asia-Pacific, $16.8 million (29%) in Europe and $0.3 million in other regions of the world.

During the year ended Decemeber 30, 2006, we generated $16.5 million of revenues (68%) in the United States, $4.6 million (19%) in Japan, $2.5 million (10%) in Europe and $0.7 million (3%) in other regions of the world.

Competition

NextWave Network Products

Our mobile broadband network systems based on UMTS and WiMAX standards will compete with alternative solutions available from well-established, international companies including Alcatel-Lucent, Ericsson, Huawei, LGE, Lucent, Motorola, Nokia, Siemen Networks, Nortel, QUALCOMM and Samsung ..  In addition, we will be competing indirectly with the same as well as additional well-established, international companies that are engaged in the development, manufacture and sale of products and technologies that support alternative wireless broadband standards.  Our Wi-Fi products will compete with small and medium size companies such as Tropos Networks, Strix Systems, and Belair Networks and with large-scale systems suppliers such as Cisco, Motorola, and Nortel. Some of these companies have significantly greater financial, technical development, and marketing resources than us, are already marketing carrier-class Wi-Fi systems, and have established a significant time-to-market advantage for their existing products.

In the Mobile TV market, we face competition from a set of technologies that are being backed by some of the largest players in the wireless industry.  DVB-H , which requires separate dedicated spectrum and network, is being backed by Nokia currently has an advantage in the number of handsets that support the technology as well as backing by telecom regulators in the European Union and in individual countries.  Despite the spectrum and apparent economic advantages that NextWave’s mobile  TV solutions offer, Nokia’s backing of the technology and current market leadership position in handsets will make it a formidable competitor.  NextWave’s mobile TV solutions also face competition from Qualcomm’s MediaFLO solution as well as proposed mobile TV solutions from Ericsson if adopted by the 36PP standards.

NextWave Mobile Products

Our WiMAX semiconductor products will be competing with numerous companies that are developing or marketing WiMAX chipsets including Beceem, Fujitsu, Intel, Motorola, Nortel, RunCom, Samsung, Sequans and WaveSat. Some of these companies have significantly greater financial, technical development, marketing and other resources than we do, are already marketing commercial WiMAX semiconductor products, and have established a significant time-to-market advantage in the computing segment of the market. Moreover, additional competition may emerge in the WiMAX semiconductor and components market from well-established companies such as Broadcom .

At present, the primary competitors for our multimedia software products are the internal multimedia design teams at the OEM handset manufacturers to whom PacketVideo markets its products and services. Importantly, these OEMs represent some of PacketVideo’s largest customers. In addition several companies, including Flextronics/Emuzed, Hantro, Nextreaming, Philips Software, Sasken and Thin Multimedia also currently provide software products and services that directly or indirectly compete with PacketVideo. As the market for embedded multimedia software evolves, we anticipate that additional competitors may emerge including Apple Computer, Real Networks and OpenWave.

Intellectual Property

In order to protect our proprietary rights in our products and technologies, we rely primarily upon a combination of patent, trademark, trade secret and copyright law as well as confidentiality, non-disclosure and assignment of inventions agreements. We have six U.S. patents, one of which is the subject of extensive foreign filing.  As part of our product and technology development process, we identify potential patent claims and file patent applications when appropriate in order to seek protection for our intellectual property assets.  We have numerous patent applications pending in the United States and in foreign jurisdictions.  Our registered PacketVideo trademark is the only trademark that is currently material to our business. We have additional trademarks and trademark applications that may become significant to our business based on the development and success of our product lines.

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

We license and will continue to seek licenses to certain technologies from others for use in connection with some of our products and technologies. While none of our current license agreements are material at the time of this offering circular, the inability to obtain such licenses or loss of these licenses could impair our ability to develop and market finished products to end-users. If we are unable to obtain or maintain the licenses that we need, we may be unable to develop and market our products or processes, or we may need to obtain substitute technologies of lower quality or performance characteristics or at greater cost.

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

The most important technological standards in our industry are developed by the IEEE. WiMAX is based on the IEEE standard 802.16e for broadband wireless access (“BWA”). The 802.16e mobile WiMAX standard is the latest generation of the IEEE 802.16 Air Interface standard, which is the state-of-the-art standard for wireless multimedia distribution. It was initially designed for multimedia distribution for outdoor fixed BWA markets where it addresses the “Last Mile” problem for the extension of fiber, cable and DSL networks. It takes the best features from earlier proprietary wireless access systems and combines them to provide a flexible wireless network solution capable of meeting the most stringent requirements for reliable multimedia communications.

NextWave has actively participated in the development of the IEEE 802.16 standard. Ken Stanwood, Executive Vice President of Technical and Standards Development, has participated in IEEE 802.16 from the very start, and is responsible for much of the core Media Access Control (“MAC”) layer technology in the standard. He recently finished a three year term as vice chair of IEEE 802.16. In addition, Dr. Roger Marks, Senior Vice President - Industry Relations at NextWave Network Products, currently serves as chairman of IEEE 802.16. Many additional NextWave personnel support the process as task group officers and participants.

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

In parallel with efforts by the IEEE and the WiMAX Forum, the Telecommunications Technology Association (“TTA”) in Korea developed WiBro, an 802.16-based standard, which emphasizes support for mobility based on the 802.16e amendment. Efforts supported by TTA and IEEE 802.16 to harmonize the WiBro standard with the IEEE 802.16e standard were successful. WiBro was converted from a wireless standard to a service requiring WiMAX certified equipment in the 2.3 GHz band.

Government Regulation

Overview

Communications industry regulation changes rapidly, and such changes could adversely impact us. The following discussion describes some of the major communications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here also may influence our business.

Communications services are regulated to varying degrees at the federal level by the FCC and at the state level by public utilities commissions. Our suite of wireless broadband products and services is subject to federal regulation in a number of areas, including the licensing, leasing and use of spectrum, and the technical parameters, certification, marketing, operation and disposition of wireless devices. Applicable consumer protection regulations also are enforced at the federal and state levels.

The following summary of applicable regulations does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are the subject of ongoing judicial proceedings, proposed legislation and administrative proceedings that could change the manner in which our industry is regulated and the manner in which we operate. We cannot predict the outcome of any of these matters or their potential impact on our business. See “Risks Relating to Government Regulation.”

Licensing and Use of Wireless Spectrum

The FCC regulates the licensing, construction, use, renewal, revocation, acquisition, lease and sale of our domestic licensed wireless spectrum holdings. Our wireless spectrum holdings currently include licensed spectrum in the WCS, AWS and BRS bands, and leased spectrum in the EBS band. We intend to make this spectrum available, consistent with regulatory requirements, to service providers who want to deploy and operate next-generation wireless broadband networks that utilize our advanced technologies and spectrum.

Certain general regulatory requirements apply to all licensed wireless spectrum. For example, certain build-out or “substantial service” requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. The Communications Act and FCC rules also require FCC prior approval for the acquisition, assignment or transfer of control of FCC licenses. In addition, FCC rules permit spectrum leasing arrangements for a range of wireless licenses after FCC notification or prior approval depending upon the type of spectrum lease. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum. The FCC sets rules, regulations and policies to, among other things:

•	grant licenses in the WCS, AWS, BRS and EBS bands;

•	regulate the technical parameters and standards governing wireless services, the certification, operation and marketing of radiofrequency devices and the placement of certain transmitting facilities;

•	impose build-out or performance requirements as a condition to license renewals;

•	approve applications for license renewals;

•	approve assignments and transfers of control of FCC licenses;

•	approve leases covering use of FCC licenses held by other persons and organizations;

•	resolve harmful radiofrequency interference between users of various spectrum bands;

•	impose fines, forfeitures and license revocations for violations of FCC rules; and

•	impose other obligations that it determines to be in the public interest.

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

WCS License Conditions

WCS licensees must comply with all applicable legal and technical rules imposed by the FCC, including those found in Part 27 of Title 47 of the Code of Federal Regulations (“CFR”). WCS licenses are granted for ten-year license terms, and licensees are required under applicable Part 27 rules to demonstrate that they are providing “substantial service” in their license area within the initial license term. Substantial service is defined as “service which is sound, favorable, and substantially above a level of mediocre service which just might minimally warrant renewal.” For WCS licensees, the FCC recently extended the substantial service build-out deadline until July 21, 2010. Failure to make the substantial service demonstration by that date, without seeking and obtaining an extension from the FCC, would result in license forfeiture. Extensions of time to meet substantial service demonstrations are not routinely granted by the FCC.

BRS/EBS License Conditions

Like WCS licenses, BRS and EBS licenses are granted for ten-year license terms, and licensees must comply with all applicable legal and technical rules imposed by the FCC, including those found in Part 27 of Title 47 of the CFR. Unlike WCS licenses, BRS and EBS licenses were granted at different times and, therefore, do not have a uniform expiration date. BRS and EBS licensees must also demonstrate that they are providing “substantial service” in their license areas by May 1, 2011.

From 2004 to 2006, the FCC adopted a number of rule changes which create more flexible BRS/EBS spectrum rules to facilitate the growth of new and innovative wireless technologies and services, including fixed and mobile wireless broadband services. Although the proceedings to reform BRS/EBS rules have largely been completed, they remain subject to legal challenges and petitions for reconsideration and, thus, are subject to additional revisions. The FCC ordered the 2.5 GHz band to be reconfigured into three segments: upper- and lower-band segments for low-power operations, and a middle-band segment for high-power operations. The new BRS/EBS band configuration eliminates the use of interleaved channels by licensees in favor of contiguous channel blocks. By creating contiguous channel blocks, and grouping high- and low-power users into separate portions of the BRS/EBS band, the new band plan reduces the likelihood of interference caused by incompatible uses and creates incentives for the development of low-power, cellularized broadband operations, which were inhibited by the prior band plan. The new BRS/EBS band plan will allow licensees to use the 2496-2690 MHz spectrum in a more economical and efficient manner and will support the introduction of next-generation wireless technologies. The new rules preserve the operations of existing licensees, including educational institutions currently offering instructional TV programming, but require that licensees transition to the new band plan by October 19, 2010 (barring disputes in the transition process), which includes relocating licensees from their current channel assignments to new spectrum designations in the band.

For each BRS and EBS licensee, the deadline for filing initial plans with the FCC - the first step in launching the transition process in a given market - is January 19, 2009. After the initial plan is filed with the FCC, licensees have a 90-day transition planning period, followed by an additional eighteen months to complete the transition. We and other parties intend to transition the 2.5 GHz band to the new configuration on a market-by-market basis. The process may require several years to complete nationally. When the transition is complete, which should occur by October 19, 2010, we believe that the 2.5 GHz band will be more suitable for providing NextWave’s suite of wireless broadband products and services. See, “Risks Relating to Government Regulation-We may not have complete control over our transition of BRS and EBS spectrum, which could impact compliance with FCC rules.”

AWS License Conditions

AWS licensees must comply with all applicable legal and technical rules imposed by the FCC, including those found in Part 27 of Title 47 of the CFR.  All of our AWS licenses are granted for a 15-year license term, with a renewal term of ten-years.  AWS licensees are required to demonstrate that they are providing “substantial service” in their license area within the initial 15-year license term. For our AWS licenses, the renewal deadline and the substantial service build-out deadline is December 18, 2021. Failure to make the substantial service demonstration, without seeking and obtaining an extension from the FCC, would result in license forfeiture. Extensions of time to meet substantial service demonstrations are not routinely granted by the FCC.

The AWS spectrum includes a large number of incumbent federal government and non-government operations that must be relocated to other spectrum. AWS licensees are required to coordinate their operations to avoid interfering with these incumbent stations until relocation is complete. A small number of these incumbent stations must be protected indefinitely. In certain cases, the AWS licensee must pay for the relocation of incumbent stations within the AWS licensee’s license area. AWS licensees are effectively prohibited from deploying TDD systems in the AWS spectrum.

Point-to-Point Microwave License Conditions

We hold a number of 18 GHz and 23 GHz point-to-point microwave licenses in Las Vegas that we intend to use as part of our network to transmit or “backhaul” wireless broadband communications traffic to our cell sites and network trial operations center. These licenses are granted based upon applications that demonstrate that the applicant is legally and technically qualified and that the proposed station will not cause impermissible interference to other stations or proposed stations that are entitled to interference protection. These licenses also have license terms of ten years, and are subject to satisfying construction deadlines that occur 18 months after the licenses are granted. Point-to-point microwave licensees must also comply with certain technical rules contained in Part 101 of Title 47 of the CFR.

New Spectrum Opportunities and Spectrum Auctions

 Ongoing FCC proceedings and initiatives may affect the availability of spectrum for commercial wireless services. These proceedings may make more wireless spectrum available to us and other new wireless competitors. We believe that additional spectrum bands may also be attractive for the deployment of mobile WiMAX networks, and in the future we may obtain spectrum in those bands through secondary markets acquisitions and leases and whatever mechanisms the FCC may establish including participation in FCC auctions.

Other FCC Requirements

Internet Access Services

Internet access services are generally not considered to be “telecommunications services,” and are therefore not automatically subject to the broad range of common carrier regulations that apply to telecommunications service providers under Title II of the Communications Act of 1934 (as amended). Such services, however, are nonetheless subject to certain regulatory requirements generally associated with common carriage under the FCC’s ancillary jurisdiction. For example, providers of facilities-based broadband Internet access services, and providers of interconnected VoIP services, as defined by the FCC, are required to comply with the Communications Assistance for Law Enforcement Act (“CALEA”). Providers of interconnected VoIP services also are required to comply with: Enhanced 911 (“E911”) regulations, which require routing of 911 calls to geographically appropriate public safety answering points based on the caller’s location; certain Universal Service Fund (“USF”) contribution, reporting and registration obligations; Customer Proprietary Network Information (“CPNI”) requirements, which are intended to protect the confidentiality of customer calling information and services purchased; disability access and Telecommunications Relay Services (“TRS”) obligations, which include making contributions to the FCC’s TRS fund and providing “711” abbreviated dialing to connect to TRS services; and Local Number Portability (“LNP”) rules. Certain consumer protection regulations also may apply at the state and federal levels. The regulatory treatment of other IP-enabled services is presently under consideration by the FCC.

Voice over Internet Protocol (“VoIP”)

The FCC has and continues to consider the regulatory status of various forms of VoIP services. In 2004, the FCC issued decisions in which it found that: (i) a computer-to-computer VoIP service for which no charge is assessed and conventional telephone numbers are not used, is an unregulated “information service,” rather than a “telecommunications service”; and (ii) long distance offerings in which calls originate from and terminate to the ordinary public switched telephone network, using regular telephones, but are transmitted in part through the use of IP, are “telecommunications services,” thereby rendering such services subject to the payment of access charges. The FCC also preempted states from exercising entry and related economic regulation of VoIP services that require the use of specialized end-user equipment to send/receive calls over a broadband connection to the Internet, and use North American Numbering Plan (“NANP”) numbers as the identification mechanism for the user’s IP address. This ruling did not address specifically whether this form of VoIP is an “information service” or a “telecommunications service,” or what regulatory obligations, such as intercarrier compensation, should apply. In 2005, as noted above and detailed below, the FCC subjected interconnected VoIP service providers to E911 and CALEA obligations. In 2006 the FCC subjected interconnected VoIP service providers to certain USF contribution, reporting, registration and contribution obligations (discussed below). In 2007, the FCC subjected “interconnected VoIP” service providers to CPNI, disability access and TRS, and LNP requirements (discussed below). Providers of interconnected VoIP service also are required to pay annual regulatory fees based on their international and interstate revenues reported to the FCC. Issues surrounding whether or how VoIP offerings should be regulated, including whether they should pay access charges, and whether interconnected VoIP services are “telecommunications services” or “information services,” as those terms are defined in the Communications Act, along with the regulatory treatment of other IP-enabled services, is presently under consideration by the FCC.

Enhanced 911 (“E911”)  Services

The FCC adopted E911 obligations for broadband service providers that offer interconnected VoIP service to end-users. E911 systems route 911 calls to a geographically appropriate public safety answering point based on the caller’s location. Unlike basic 911, which merely connects the caller with public safety entities, E911 provides public safety entities with the caller’s call back number and in many cases location information. The FCC order establishing this obligation was not clear as to whether the obligation, which has been effective since November 28, 2005, applies to both wholesale and retail providers of interconnected VoIP service. The obligation can be met through contracting with third parties or purchasing tariffed E911 services from local exchange carriers. The FCC also is examining whether to apply a range of additional E911 requirements to interconnected VoIP providers.

Communications Assistance for Law Enforcement Act (“CALEA”)  Requirements

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

Universal Service Fund (“USF”)

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

Customer Proprietary Network Information (“CPNI”)

In April 2007, the FCC adopted an order which subjects providers of interconnected VoIP service to the FCC’s CPNI rules. CPNI includes customer calling information, such as the phone numbers called, and the frequency, duration, and timing of such calls, and any services purchased, such as call waiting. Entities subject to the CPNI rules are required to protect the confidentiality of CPNI. The CPNI rules permit such entities to use, disclose, or permit access to customers’ CPNI only: (i) when customer approval is obtained; (ii) in the course of providing the telecommunications service from which such information is derived, or services necessary to or used in the provision of such telecommunications service, or (iii) as required by law. Entities subject to the CPNI rules also are required to establish safeguards to protect against unauthorized use or disclosure of CPNI. The FCC also adopted a number of new CPNI requirements designed to prevent pretexting, and currently is considering expanding these rules even further.

Disability Access and Telecomunications Relay Service (“TRS”)

In May 2007, the FCC applied the disability access requirements that currently apply to telecommunications service providers and equipment manufacturers to providers of interconnected VoIP services and to manufacturers of specially designed equipment used to provide those services. These rules require manufacturers of telecommunications equipment and customer premises equipment ("CPE") to ensure that their equipment is designed and fabricated so that the telecommunications functions of the equipment are accessible to and usable by individuals with disabilities, or compatible with peripherals or specialized CPE commonly used by individuals with disabilities to achieve access, where readily achievable. Network features, functions, and capabilities also must comply with these standards. The FCC also subjected providers of interconnected VoIP service to its TRS requirements. Specifically, providers of interconnected VoIP service will be required to: (i) provide TRS so that persons with hearing or speech disabilities will have equal access to the telecommunications network to communicate with voice telephone users; (ii) comply with 711 abbreviated dialing requirements, which ensure that TRS users can initiate a TRS call for access to relay services from any telephone, anywhere in the United States, and that such calls will be properly routed to the appropriate relay center by simply dialing “711”; and (iii) contribute to the TRS Fund.

Local Number Portability (“LNP”)

In November 2007, the FCC extended its LNP obligations to interconnected VoIP providers to ensure that customers of such VoIP providers may port their NANP telephone numbers when changing their underlying telephone providers or VoIP providers. The FCC also extended to interconnected VoIP providers the obligation to contribute to shared numbering administration costs. The FCC also is considering additional requirements related to the LNP porting process, and whether to require interconnected VoIP providers to comply with N11 code assignments (special, abbreviated dialing numbers which allow access to special services) or other numbering requirements.

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

Equipment Certification

Our equipment must conform to a variety of federal regulations that require compliance with administrative and technical requirements as a condition to marketing devices that emit radiofrequency energy.

Tower Siting

Wireless systems must comply with various federal, state and local regulations that govern the siting, marking, lighting and construction of transmitter towers and antennas, including regulations promulgated by the FCC and Federal Aviation Administration (“FAA”). FCC rules subject certain tower locations to environmental and historic preservation statutory requirements. To the extent governmental agencies impose additional requirements on the tower siting process, the time and cost to construct and deploy towers could be negatively impacted. The FAA has proposed modifications to its rules that would impose certain notification requirements upon entities seeking to (i) construct or modify any tower or transmitting structure located within certain proximity parameters of any airport or heliport, and/or (ii) construct or modify transmission facilities using the 2500-2700 MHz radiofrequency band, which encompasses virtually all of the BRS/EBS frequency band. If adopted, these requirements could impose new administrative burdens upon users of BRS/EBS spectrum.

Electronic Waste (“E-waste”) Legislation

Electronics waste laws, also known as “E-waste” laws, went into effect July 1, 2006 in California, China, Japan and the European Union and require electronics developers, manufacturers and distributors to eliminate hazardous substances, such as lead and mercury, in their products and to participate in, and finance, the recycling of E-waste. Congress is considering national legislation that would override state E-waste laws and provide for more consistent application of E-waste standards.

Employees

As of December 29, 2007, we had 1,105 employees, including 408 in NextWave Network Products, 493 in NextWave Mobile Products, 65 in Strategic Initiatives, and 139 in corporate operations and administration. In addition, we had 259 full-time equivalent contractors, including  79 in NextWave Network Products, 144 in NextWave Mobile Products, 4 in Strategic Initiatives and and 32 in corporate operations and administration. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good.

Our History

NextWave Telecom and the PCS Business

Old NextWave Wireless was formed in 1996 as a wholly owned operating subsidiary of NTI. NTI sought to develop a nationwide CDMA-based PCS network. In 1998, NextWave Telecom group, filed for protection under Chapter 11 of the United States Bankruptcy Code. During the seven-year pendency of the Chapter 11 case, Old NextWave Wireless continued its involvement in the build-out of NTI’s PCS network. Substantially all of the related assets, except the PCS licenses, were abandoned when NTI was sold to Verizon Wireless as part of the plan of reorganization of the NextWave Telecom group described below.

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

Our Recent Acquisitions

Since our emergence as a new wireless technology company, we have made several strategic investments and acquisitions, including most significantly:

•
In March 2008, we entered into an agreement to acquire 100% of the fully-diluted equity of Southarn Chile S.A. and CBC Ltda., holders of 2.5 GHz Spectrum in seven major cities in Chile for $7.8 million, consisting of the assumption of $3.3 million in debt payable during 2012-2015 and $4.5 million in cash at closing.

•
In October 2007, we acquired Websky Argentina SA, an Argentine corporation, for $12.6 million. Websky is a developer and operator of wireless broadband services over licensed frequencies in Argentina and has obtained spectrum licenses for an aggregate of 42 MHz spectrum in the 2.5 GHz band covering the Buenos Aires metro region and 180 kilometers surrounding the city.  Government approval for the change in control of the licenses is pending.

•
In September 2007, PacketVideo acquired Digital World Services AG, a Swiss corporation, for $5.8 million, including debt assumed and paid at closing of $0.3 million.  Digital World Services is a provider of software solutions and services for secure digital content delivery.

•
In July 2007, through our subsidiary Inquam Broadband GmbH, we acquired a 65.38% controlling interest in WiMax Telecom AG, a privately-held company domiciled in Zurich, Switzerland, for $19.5 million, including debt assumed and paid at close of $5.8 million. WiMax Telecom AG, through its subsidiaries, has obtained nationwide wireless broadband spectrum concessions in Austria and Slovakia, and a major spectrum concession in Croatia and currently operates WiMAX networks in Austria and Slovakia. Our Inquam Broadband GmbH subsidiary exercised its option to acquire the remaining minority interest in WiMax Telecom AG in December 2007 for $5.1 million.

•
In May 2007, we acquired all of the equity interests in IPWireless, Inc., a privately-held company that supplies TD-CDMA network equipment and subscriber terminals. The IPWireless TDtv solution, based on 3GPP Multimedia Broadcast Multicast Service (MBMS), is being designed to allow UMTS Operators to deliver mobile TV and other multimedia services using their existing 3G spectrum and networks, without impacting their current voice and data services.  The merger consideration consisted of approximately $100 million paid at closing, with $25 million paid in cash and $75 million paid in shares of our common stock.  As specified in the Merger Agreement, additional consideration of up to $135 million may be earned upon the achievement of certain revenue milestones relating to IPWireless's public safety business and TDtv business during the 2007 to 2009 timeframe, with potential payment of up to $50 million in late 2007 or 2008 and up to $7.5 million in 2008, up to $24.2 million in 2009, and up to $53.3 million in 2010. Of the $51.6 million in additional purchase consideration $21.0 million will be deposited into an escrow account to settle any potential contingencies existing at acquisition.

•
In March 2007, we acquired all of the outstanding shares of common stock of 4253311 Canada Inc., a Canadian company. The total cost of the acquisition was approximately $26.0 million in cash. The assets of the company are comprised almost entirely of wireless spectrum covering Canadian markets.

•
In February 2007, NextWave acquired all of the outstanding common stock and warrants of GO Networks, Inc., for $16.9 million. Additional purchase consideration of up to $25.7 million may be paid in shares of NextWave common stock, subject to the achievement of certain operational milestones in the 18-month period subsequent to the closing of the acquisition. NextWave also adopted the GO Networks Employee Stock Bonus Plan, whereby certain employees may receive up to an aggregate of $5.0 million in shares of NextWave common stock upon the achievement of the operational milestones referred to above.

•	In January 2007, PacketVideo acquired all of the shares of SDC Secure Digital Container AG for cash of $19.0 million.

•
In December 2006, we were awarded 154 spectrum licenses for an aggregate bid of $115.6 million in the AWS auction. These licenses significantly increased our domestic spectrum portfolio to cover approximately 249 million persons.

•
Since our emergence as a wireless technology company, we have consummated transactions to acquire licensed spectrum rights, including subsequent lease obligations, for amounts totaling approximately $497 million, including our acquisition of WCS Wireless Inc., which holds spectrum covering 188.8 million persons, or POPs, in the Central, Western, and Northeastern United States, for $160.5 million.

•	In July 2005, we acquired all of the outstanding shares of PacketVideo Corporation for $46.7 million in cash.

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

Available Information

We are a public company and are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Room 1580, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website ( http://www.sec.gov ) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically.

Our website address is http://www.nextwave.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.  Our Code of Business Conduct and Ethics is available free of charge on our website.

The certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, about the disclosure contained in this Report are attached hereto.

Item 1A. Risk Factors

We have limited relevant operating history and a history of losses.

We emerged from our reorganization in April 2005 with a new business plan and have made several significant acquisitions and investments. As a result, we are at an early stage of our development and have had a limited relevant operating history and, consequently, limited historical financial information. Other than through our PacketVideo subsidiary, which we acquired in July 2005, and our IPWireless subsidiary, which we acquired in May 2007, we have never generated any material revenues and have limited commercial operations. While certain of our businesses are currently generating revenues, the revenues are not yet adequate to cover our operating expenses. In particular,  we are currently unable to project when our NextWave Semiconductor products and technologies will be commercially deployed and generating significant revenue. We, along with the companies we have acquired, have a history of losses. We will continue to incur significant expenses in advance of achieving broader commercial distribution of our network equipment products and generating revenues from our semiconductor business.  We are expected to realize significant operating losses for the next few years. We are therefore subject to risks typically associated with a start-up entity.

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

Our business and operations have expanded rapidly since the completion of our reorganization in April 2005. For example, from April 13, 2005 through December 29, 2007, the number of our employees increased from 50 to 1,105 as a result of organic growth and acquisitions. In addition to various immaterial acquisitions in 2007 and 2006, we acquired WiMax Telecom AG in December 2007 (following our purchase of a majority-owned share in July 2007), Websky Argentina S.A. in October 2007, IPWireless, Inc. in May 2007, GO Networks, Inc. in February 2007, SDC Secure Digital Container AG (“SDC”) in January 2007, CYGNUS Communications, Inc. in February 2006 and PacketVideo Corporation in July 2005.

To support our expanded research and development activities and the anticipated growth in our NextWave Network Products and NextWave Mobile Products businesses, we must continue to successfully hire, train, motivate and retain our employees. We expect that further expansion of our operations and employee base will be necessary. Our recent acquisitions have also expanded the geographic reach of our operations to countries including Argentina, Austria, Croatia, Denmark, Finland Germany, Israel, Slovakia, South Korea, Switzerland and the United Kingdom. In order to manage the increased complexity of our expanded operations, we will need to continue to expand our management, operational and financial controls and strengthen our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. Failure to fulfill any of the foregoing requirements could result in our failure to successfully manage our intended growth and development, and successfully integrate our acquired businesses, which would adversely affect our ability to develop and commercialize our products and achieve profitability.

We have recently acquired private companies that were not subject to Sarbanes-Oxley regulations and, therefore, they may lack the internal controls  of a public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act .

We have recently acquired private companies that were not previously subject to Sarbanes Oxley regulations and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under the Sarbanes-Oxley Act of 2002.  Our assessment of and conclusion on the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007 did not include the internal controls of the recent acquisitions of SDC Secure Digital Container AG, acquired in January 2007, GO Networks, Inc., acquired in February 2007, IPWireless, Inc., acquired in May 2007, WiMax Telecom AG, acquired in July 2007, Digital World Services AG, acquired in September 2007, and Websky Argentina SA, acquired in October 2007, which are included in our 2007 consolidated financial statements  and constituted $64.3 million and $97.9 million of total assets and total liabilities, respectively, as of December 29, 2007 and $24.7 million and $94.1 million of total revenues and operating loss, respectively, for the fiscal year then ended. Management did not assess the effectiveness of internal control over financial reporting at the entities listed above because we did not have the ability to assess those controls due to the timing of the acquisitions.

We continue to evaluate and integrate these acquired entities into our existing internal control structure.  In connection with our financial statement close process for the fiscal year ended December 29, 2007 and our acquisition integration efforts, we identified several control deficiencies at a company we acquired in 2007 whose operations are primarily foreign. Specifically, there were deficiencies in information technology general controls and the availability of a sufficiently trained workforce in the accounting organization. Ernst & Young LLP, in connection with their audit for the year ended December 29, 2007, also identified control deficiencies in the revenue recognition and financial statement close processes at this same acquired company.  These deficiencies could rise to the level of one or more material weaknesses once the evaluation of these controls has been completed. We are in the process of implementing a number of measures to remedy these deficiencies including the implementation of our accounting and enterprise resource planning system. We believe the new controls and procedures will address the deficiencies identified. The evaluation of these controls is expected to be included in our report on internal control over financial reporting for the year ending December 27, 2008. We plan to continue to monitor the effectiveness of the acquired company’s controls, including the operating effectiveness of the newly implemented measures and plan to take further action, as appropriate.

Although our management will continue to review and evaluate the effectiveness of our internal controls in light of these acquisitions, we can give you no assurance that there will be no material weaknesses in our internal control over financial reporting.   Any significant deficiencies or material weaknesses in the internal control structure of our acquired businesses may cause significant deficiencies or material weaknesses in our internal control over financial reporting, which could have a material adverse effect on our business and our ability to comply with Section 404 of the Sarbanes-Oxley Act.

We may need to secure significant additional capital in the future to implement our business plan and to continue to fund our research and development activities and our operating losses until we become cash flow positive and generate earnings.

We may need to secure significant additional capital in the future to implement  our business plan and to continue to fund our research and development activities and our operating losses until we become cash flow positive and generate earnings.

Based on the operating plan for the year ended December 27, 2008 approved by our board of directors, management believes our existing cash, cash equivalent and marketable securities, the release of the $75 million of restricted cash based on the First Amendment to the Purchase Agreement for our 7% Senior Notes and cash forecasted to be generated by operations will be sufficient to meet the our estimated working capital and capital expenditures requirements through at least March 2009. Unexpected expenses and delays in development of our products and technologies, or delays in the adoption of WiMAX and other 4G technologies by national telecommunications carriers and equipment manufacturers, could adversely affect our liquidity.

In order for us to achieve positive operating results and positive cash flows, we will need to achieve a substantial increase in the level of revenues and achieve sufficient gross margins to cover our ongoing operating expenses and debt service costs. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and or the reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives.

To augment our existing working capital resources in order to satisfy our cash requirements, we may seek to sell debt baskets and securities or additional equity securities or to obtain a credit facility. Our Senior Secured Notes and our Series A Preferred Stock prohibit our incurrence of additional indebtedness, subject to certain exceptions. The sale of equity securities or convertible debt securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would also result in additional debt service obligations and the requirement that we comply with operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

We operate in an extremely competitive environment which could materially adversely affect our ability to win market acceptance of our products and achieve profitability.

We operate in an extremely competitive market and we expect such competition to increase in the future. Our NextWave Network Products and NextWave Semiconductor businesses are developing and selling products and technologies based on WiMAX, Wi-Fi and UMTS standards and will be competing with well established, international companies that are engaged in the development, manufacture and sale of products and technologies that support the same technologies, as well as alternative wireless standards such as High Speed Downlink Packet Access (“HSDPA”) and Ultra Mobile Broadband (“UMB”). Companies that support these alternative wireless technologies include well established industry leaders such as Alcatel, Ericsson, Lucent, Motorola, Nokia, Nortel, QUALCOMM, Samsung and Siemens.

Our mobile TV products, such as TDtv and MXtv, compete with alternative mobile broadcast technologies such as DVB-H and MediaFlo. These alternative technologies have already been commercially deployed by network operators in the United States and internationally and are supported by well-established industry leaders such as Alcatel, Ericsson, Nokia and QUALCOMM, all of which have significantly greater financial, technological development, marketing and other resources than we do.

We also will be competing with numerous companies that are currently developing or marketing WiMAX products and technologies including Airspan, Beceem, Fujitsu, Intel, Motorola, Nortel, RunCom, Samsung, Sequans and WaveSat. Some of these companies have significantly greater financial, technical development, and marketing resources than we do, are already marketing fully-commercial WiMAX semiconductor products, and have established a significant time to market advantage. Some of these companies are also our potential customers and partners and may not be available to us if they develop competing products.

Our NextWave Multimedia business products compete primarily with the internal multimedia design teams at the OEM handset manufacturers to whom we market our products and services. Importantly, these OEMs represent some of our largest customers. In addition several companies, including Flextronics/Emuzed, Hantro, Nextreaming, Philips Software, Sasken and Thin Multimedia also currently provide software products and services that directly or indirectly compete with our PacketVideo products and our TDtv solution. As the market for embedded multimedia software evolves, we anticipate that additional competitors may emerge including Apple Computer, Real Networks and OpenWave.

Our ability to generate earnings will depend, in part, upon our ability to effectively compete with these competitors.

The success of our businesses depends on the adoption of developing wireless broadband 4G technologies, including WiMAX and TD-CDMA.

The success of our semiconductor business depends on the deployment and market acceptance of 4G wireless broadband technologies, including WiMAX and LTE. The market for 4G networks and compatible products and technologies, as well as the technologies themselves, are in an early stage of development and are continuing to evolve. In particular, there are currently no mobile WiMAX or LTE networks in commercial operation and there can be no assurance that commercial mobile WiMAX or LTE networks will prove to be commercially viable. In order for 4G technologies to gain significant market acceptance among customers, network operators and telecommunications service providers will need to deploy 4G networks. However, many of the largest wireless telecommunications providers have made significant expenditures in incumbent technologies and may choose to develop these technologies rather than utilize 4G technologies. Certification standards for 4G technologies are controlled by industry groups. Accordingly, standard setting for 4G technologies is beyond our control. If standards for 4G technologies such as WiMAX, LTE, and TD-CDMA, for example, change, the commercial viability of these technologies may be delayed or impaired and our development efforts may also be delayed or impaired or become more costly. If our 4G technologies and products do not receive industry certification, we may not be able to successfully market, license or sell our products or technologies. The development of 4G networks is also dependent on the availability of spectrum. Access to spectrum suitable for 4G networks is highly competitive. Future 4G networks may utilize multiple frequencies and this multi-spectrum approach is technologically challenging and will require the development of new software, integrated circuits and equipment, which will be time consuming and expensive and may not be successful. In order for our business to continue to grow and to become profitable, 4G technology and related services must gain acceptance among consumers, who tend to be less technically knowledgeable and more resistant to new technology or unfamiliar services. If consumers choose not to adopt 4G technologies, we will not be successful in selling 4G products and technologies and our ability to grow our business will be limited.

Many of our products and technologies are in the early stages of development and will require a substantial investment before they may become commercially viable.

Many of our wireless broadband products and technologies are in the early stages of development and will require a substantial investment before they may become commercially viable. While we have announced the initial availability of our first generation WiMAX baseband system-on-a-chip and matched multiband RFIC, these products are not expected to generate significant revenue. We currently anticipate that our second generation WiMAX chipset, designed for high volume commercial production, will initially be available in the first half of 2008. In addition, we anticipate that our TDtv products will also become fully commercially available in 2008. However, we may not able to meet these timeframes and therefore the commercial deployment of these products could be delayed, which could adversely affect our competitive position as well as our future profitability. In addition, unexpected expenses and delays in development could adversely affect our liquidity. Some of our other planned wireless broadband products and technologies have not been tested, even on a pre-commercial basis. Even if our new products and technologies function when tested, they may not produce sufficient performance and economic benefits to justify full commercial development efforts, or to ultimately attract customers. Failure to achieve high volume sales of our semiconductors and other wireless broadband products and technologies would adversely affect our ability to achieve profitability.

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

We are currently designing and developing semiconductor products including digital baseband ASICs and multi-band RFICs. If we are successful in our design and development activities and a market for these products develops, these products will need to be manufactured. Due to the expense and complexity associated with the manufacturer of digital baseband ASICs and multi-band RFICs, we intend to depend on third-party manufacturers to manufacture these products. In addition, we have engaged third-party manufacturers to develop and manufacture its products and technologies including infrastructure equipment and end-user devices. The dependence on third-parties to manufacture, assemble and package these products involves a number of risks, including:

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

Our mobile broadband products and technologies are inherently complex and may contain defects and errors that are detected only when the products are in use. Further, because our products and technologies serve as critical functions in our customers’ products and/or networks, such defects or errors could have a serious impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects in our products and technologies or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability and that of our customers and licensees to ship products on a timely basis as well as customer or licensee demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. We and our customers or licensees may also experience component or software failures or defects which could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third-party manufacturers or those of our customers or licensees. Resolving any defect or failure related issues could consume financial and/or engineering resources that could affect future product release schedules. Additionally, a defect or failure in our products and technologies or the products of our customers or licensees could harm our reputation and/or adversely affect the growth of the market for mobile WiMAX, Wi-Fi, TD-CDMA, and other mobile broadband technologies.

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

We also expect to incur expenditures to defend against claims by other persons asserting that the technology that is used and sold by us infringes upon the right of such other persons. From time to time, we have received, and expect to continue to receive, notices from our competitors and others claiming that their proprietary technology is essential to our products and seeking the payment of a license fee. Any claims, with or without merit, could be time consuming to address, result in costly litigation and/or the payment of license fees, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have a material adverse effect upon our ability to commercially launch our products and technologies and on our ability to achieve profitability. If any of our products were found to infringe on another company’s intellectual property rights or if we were found to have misappropriated technology, we could be required to redesign our products or license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products or license such intellectual property rights used in our products, we could be prohibited from making and selling such products. In any potential dispute involving other companies’ patents or other intellectual property, our customers and partners could also become the targets of litigation. Any such litigation could severely disrupt the business of our customers and partners, which in turn could hurt our relations with them and cause our revenues to decrease.

Because mobile WiMAX and 3GPP based technologies such as LTE are emerging wireless technologies that are not fully developed, there is a risk that still unknown persons or companies may assert proprietary rights to the various technology components that will be necessary to operate a WiMAX or LTE -based wireless broadband network.

Because mobile technologies such as WiMAX and LTE are emerging wireless technologies that are not fully developed, there may be a greater risk that persons or entities unknown to us will assert proprietary rights to technology components that are necessary to operate WiMAX or LTE-based wireless broadband networks or products. Numerous companies have submitted letters of assurance related to IEEE 802.16 and amendments or various UMTS based technologies, including TD-CDMA, stating that they may hold or control patents or patent applications, the use of which would be unavoidable to create a compliant implementation of either mandatory or optional portions of the standard. In such letters, the patent holder typically asserts that it is prepared to grant a license to its essential IP to an unrestricted number of applicants on a worldwide, non-discriminatory basis and on reasonable terms and conditions. If any companies asserting that they hold or control patents or patent applications necessary to implement the relevant technologies do not submit letters of assurance, or state in such letters that they do not expect to grant licenses, this could have an adverse effect on the implementation of mobile broadband networks utilizing such technologies as well as the sale of our mobile WiMAX or future LTE based products and technologies. In addition, we can not be certain of the validity of the patents or patent applications asserted in the letters of assurance submitted to date, or the terms of any licenses which may be demanded by the holders of such patents or patent applications. If we were required to pay substantial license fees to implement our mobile WiMAX or LTE-based products and technologies, this could adversely affect the profitability of these products and technologies.

We anticipate that we will develop a patent portfolio related to our WiMAX and LTE based products and technologies. However, there is no assurance that we will be able to obtain patents covering WiMAX or LTE based products. Litigation may be required to enforce or protect our intellectual property rights. As a result of any such litigation, we could lose our proprietary rights or incur substantial unexpected operating costs. Any action we take to license, protect or enforce our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. In addition, failure to protect our trademark rights could impair our brand identity.

We are subject to risks associated with our international operations.

We operate or hold spectrum through various subsidiaries and joint ventures in Argentina, Austria, Canada, Croatia, Germany, Norway, Slovakia and Switzerland and have additional operations located in Brazil, Denmark, Finland, Germany, Israel, South Korea, Switzerland and the United Kingdom. We expect to continue to expand our international operations and potentially enter new international markets through acquisitions, joint ventures and strategic alliances. For example, we recently commenced business operations in Latin America, where a new business unit headquartered in Sao Paulo, Brazil will deliver our mobile broadband and wireless technology solutions to customers throughout the Latin American region. Our activities outside the United States operate in different competitive and regulatory environments than we face in the United States, with many of our competitors having a dominant incumbent market position and/or greater operating experience in the specific geographic market. In addition, in some international markets, foreign governmental authorities may own or control the incumbent telecommunications companies operating under their jurisdiction. Established relationships between government-owned or government-controlled telecommunications companies and their traditional local telecommunications providers often limit access of third parties to these markets. In addition, owning and operating wireless spectrum in overseas jurisdictions may be subject to a changing regulatory environment. In particular, our ownership of wireless broadband spectrum in Argentina remains subject to obtaining governmental approval. We can not assure you that changes in foreign regulatory guidelines for the issuance or use of wireless licenses, foreign ownership of spectrum licenses, the adoption of wireless standards or the enforcement and licensing of intellectual property rights will not adversely impact our operating results. Due to these competitive and regulatory challenges, our activities outside the United States may require a disproportionate amount of our management and financial resources, which could disrupt our operations and adversely affect our business.

Our businesses which currently generate revenue are dependent on a limited number of customers.

Our NextWave Network Products and NextWave Mobile Products businesses currently generate revenue but are dependent on a limited number of customers. For the year ended December 29, 2007, revenues from three customers accounted for 39%, 18% and 11% of our consolidated revenues, respectively.  We expect that our NextWave Multimedia business will continue to generate a significant portion of its revenues through a limited number of mobile phone and device manufacturers and wireless carriers for the foreseeable future, although these amounts may vary from period-to-period. If any of these customers terminate their relationships with us, our revenues and results of operations could be materially adversely affected.

We are dependent on a small number of individuals, and if we lose key personnel upon whom we are dependent, our business will be adversely affected.

Our future success depends largely upon the continued service of our board members, executive officers and other key management and technical personnel, particularly Allen Salmasi, our Chairman and Chief Executive Officer, William Jones, Chief Executive Officer of our NNP operating unit, and James Brailean, Chief Executive Officer of our NMP operating unit.

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

To augment our existing working capital resources in order to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. Our Senior Secured Notes and our Series A Preferred Stock prohibit our incurrence of additional indebtedness, subject to certain exceptions. The sale of equity securities or convertible debt securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would also result in additional debt service obligations and the requirement that we comply with operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

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

Covenants in the indenture governing our Senior Secured Notes and the terms of our Series A Preferred Stock impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

•       pay dividends to our stockholders;

•       incur, or cause certain of our subsidiaries to incur, additional indebtedness;

•       permit liens on or conduct sales of any assets pledged as collateral;

•       sell significant amounts of our assets or consolidate or merge with or into other companies;

•       issue shares of our common stock at less than fair market value;

•       repay existing indebtedness; and

•       engage in transactions with affiliates.

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

As of December 29, 2007, $102.2 million of our marketable securities were invested in auction rate securities (“ARS”).  None of the auctions involving our ARS holdings had failed as of December 29, 2007. Through March 10, 2008, auctions for eight ARS, including certain municipalities and education auction rate securities, with principal amounts aggregating $29.5 million, were not successful due to recent weakness in the auction markets.  The unsuccessful securities are District of Columbia Savrs freedom forum-A (insured by MBIA), Houston Tex Util Sys Rev Adj-Rfdg-Comb (insured by AMBAC), Education Loan Trust (insured by FFELP), Utah State Board of Rgts (insured by FFELP), Indiana Transportation Finance Authority (insured by CIFG), Indiana Secondary Market Education loans (insured by FFELP), Illinois Student Assist Comm (backed by student loan), and Kentucky Higher Education (insured by FFELP). The interest rates on these securities at the date of the failed auction range from 2.2% to 18.0%, with a weighted average rate of 6.0%.

As a result, we continue to hold these securities and the issuers are required pay interest on the securities at the maximum contractual rates.  We reduced our total ARS investments principally by investing in other short-term marketable securities, as individual ARS reset periods came due.  Unsuccessful auctions have caused us to hold these securities beyond their scheduled auction reset dates, limiting the short-term liquidity of these investments. Such developments may result in the classification of some or all of these securities as long-term in our consolidated balance sheets in 2008 or future periods. In addition, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may, in the future, be required to adjust the carrying value of these investments which would result in a charge to our consolidated statement of operations.

Based on current market conditions, there is no assurance that auctions on the remaining ARS in our investment portfolio will be successful. Unsuccessful auctions will cause us to hold securities beyond their next scheduled auction reset dates and limit the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. However, our ability to liquidate and fully recover the carrying value of our remaining ARS in the near term may be limited. These developments may result in the classification of some or all of these securities as long-term in our consolidated financial statements in 2008 or future periods. In addition, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may, in the future, be required to adjust the carrying value of these investments through an impairment charge.

Risks Relating to Government Regulation

Government regulation could adversely impact our development of wireless broadband products and services, our offering of products and services to consumers, and our business prospects.

The regulatory environment in which we operate is subject to significant change, the results and timing of which are uncertain. The FCC has jurisdiction over the grant, renewal, lease, assignment and sale of our domestic wireless licenses, the use of wireless spectrum to provide communications services, and the resolution of interference between users of various spectrum bands. Other aspects of our business, including construction and operation of our wireless systems, and the offering of communications services, are regulated by the FCC and other federal, state and local governmental authorities. States may exercise authority over such things as billing practices and consumer-related issues.

Various governmental authorities could adopt regulations or take other actions that would adversely affect the value of our assets, increase our costs of doing business, and impact our business prospects. Changes in the regulation of our activities, including changes in how wireless, mobile, and IP-enabled services are regulated, changes in the allocation of available spectrum by the United States and/or exclusion or limitation of our technology or products by a government or standards body, could have a material adverse effect on our business, operating results, liquidity and financial position.

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

If, as a result of regulatory changes, we become subject to general common carrier rules and regulations applicable to telecommunications service providers, commercial mobile radio service providers offering certain switched services on a common carrier basis, and/or enhanced service providers, including providers of interconnected VoIP service, at the federal level or in individual states, we may incur significant administrative, litigation and compliance costs, or we may have to restructure our service offerings, exit certain markets or raise the price of our services, any of which could cause our services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.

We may not have complete control over our transition of  BRS and EBS  spectrum, which could impact compliance with FCC rules.

The FCC’s rules require transition of BRS and EBS spectrum to the new band plan on a Basic Trading Area (“BTA”) basis. See “Government Regulation-BRS-EBS License Conditions.” We do not hold all of the BRS and EBS spectrum in the BTAs in which we hold spectrum. Consequently, we will need to coordinate with other BRS and EBS licensees in order to transition spectrum we hold or lease. Disagreements with other BRS or EBS licensees about how the spectrum should be transitioned may delay our efforts to transition spectrum, could result in increased costs to transition the spectrum, and could impact our efforts to comply with applicable FCC rules. The FCC rules permit us to self-transition to the reconfigured band plan if other spectrum holders in our BTAs do not timely transition their spectrum.

Our use of EBS spectrum is subject to privately negotiated lease agreements. Changes in FCC rules governing such lease agreements, contractual disputes with EBS licensees, or failures by EBS licensees to comply with FCC rules could impact our use of the spectrum.

All commercial enterprises are restricted from holding licenses for EBS spectrum. Eligibility for EBS spectrum is limited to accredited educational institutions, governmental organizations engaged in the formal education of enrolled students (e.g., school districts), and nonprofit organizations whose purposes are educational. Access to EBS spectrum can only be gained by commercial enterprises through privately-negotiated EBS lease agreements. FCC regulation of EBS leases, private interpretation of EBS lease terms, private contractual disputes, and failure of an EBS licensee to comply with FCC regulations all could impact our use of EBS spectrum and the value of our leased EBS spectrum. The FCC rules permit EBS licensees to enter into lease agreements with a maximum term of 30 years; lease agreements with terms longer than 15 years must contain a “right of review” by the EBS licensee every five years beginning in year 15. The right of review must afford the EBS licensee with an opportunity to review its educational use requirements in light of changes in educational needs, technology, and other relevant factors and to obtain access to such additional services, capacity, support, and/or equipment as the parties shall agree upon in the spectrum leasing arrangement to advance the EBS licensee’s educational mission. A spectrum leasing arrangement may include any mutually agreeable terms designed to accommodate changes in the EBS licensee’s educational use requirements and the commercial lessee’s wireless broadband operations. In addition, the terms of EBS lease agreements are subject to contract interpretation and disputes could arise with EBS licensees. There can be no assurance that EBS leases will continue for the full lease term, or be extended beyond the current term, or be renewed or extended on terms that are satisfactory to us. Similarly, since we are not eligible to hold EBS licenses, we must rely on EBS licensees with whom we contract to comply with FCC rules. The failure of an EBS licensee from whom we lease spectrum to comply with the terms of their FCC authorization or FCC rules could result in termination, forfeiture or non-renewal of their authorization, which would negatively impact the amount of spectrum available for our use.

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

The FCC generally grants wireless licenses for terms of ten or 15 years, which are subject to renewal and revocation. FCC rules require all wireless licensees to comply with applicable FCC rules and policies and the Communications Act in order to retain their licenses. For example, licensees must meet certain construction requirements, including making substantial service demonstrations, in order to retain and renew FCC licenses. Failure to comply with FCC requirements with respect to any license could result in revocation or non-renewal of a license. In general, most wireless licensees who meet their construction and/or substantial service requirements are afforded a “renewal expectancy,” however, all FCC license renewals can be challenged in various ways, regardless of whether such challenges have any legal merit. Under FCC rules, licenses continue in effect during the pendency of timely filed renewal applications. Challenges to license renewals, while uncommon, may impact the timing of renewal grants and may impose legal costs. Accordingly, there is no guarantee that licenses we hold or lease will remain in full force and effect or be renewed.

We hold 30 licenses issued by the FCC for WCS spectrum.  Renewal applications for all 2.3 GHz WCS licenses, including those issued to NextWave, were due to be filed with the FCC on July 21, 2007.  We filed our WCS renewal applications on April 23, 2007.  Under FCC rules, licenses continue in effect during the pendency of timely file renewal applications.  At least three parties about which we are aware made filings purporting to be “competing applications” in response to the renewal applications filed by our Company, AT&T and perhaps others.  The basis on which the third-party filings were made was the alleged failure of WCS licensees to deploy service on WCS spectrum and satisfy substantial service requirements by July 21, 2007.  However, on December 1, 2006, the FCC issued a waiver order extending the substantial service deadline for WCS licensees to July 21, 2010. The FCC’s rules contain no procedures for processing “competing applications” filed for WCS spectrum and it has not made any of the third-party filings available in the public record or accepted them for filing. We have no knowledge of the status of these filings and cannot predict how the FCC may address them or how these filings may impact our renewal applications.

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

Since 1997, the FCC has considered a proposal to permanently authorize terrestrial repeaters for SDARS operations adjacent to the C and D blocks of the WCS band. The FCC has permitted a large number of these SDARS terrestrial repeaters to operate on a special temporary authorization since 2001. Permanently authorizing SDARS repeaters adjacent to the WCS band could cause interference to WCS, BRS and EBS receivers. The extent of the interference from SDARS repeaters is unclear and is subject to the FCC’s final resolution of pending proceedings. Because WCS C and D block licenses are adjacent to the SDARS spectrum, the potential for interference to this spectrum is of greatest concern. There is a lesser magnitude concern regarding interference from SDARS to WCS A and B block licenses, and BRS and EBS licenses. Central to the FCC’s evaluation of this proposal has been the technical specifications for the operation of such repeaters. SDARS licensees are seeking rule changes that would both unfavorably alter WCS technical operating requirements and permit all existing SDARS repeaters to continue to operate at their current operating parameters. Through their representative association, the WCS Coalition, the majority of affected WCS licensees, including NextWave, also have proposed technical rules for SDARS terrestrial repeaters and WCS operations to the FCC. Final technical rules will determine the potential interference conditions and requirements for mitigation. If SDARS repeaters result in interference to our WCS, BRS or EBS spectrum, our ability to realize value from this spectrum may be impaired.

Increasing regulation of the tower industry may make it difficult to deploy new towers and antenna facilities.

The FCC, together with the FAA, regulates tower marking and lighting. In addition, tower construction and deployment of antenna facilities is impacted by federal, state and local statutes addressing zoning, environmental protection and historic preservation. The FCC adopted significant changes to its rules governing historic preservation review of new tower projects, which makes it more difficult and expensive to deploy towers and antenna facilities. The FCC also is considering changes to its rules regarding when routine environmental evaluations will be required to determine compliance of antenna facilities with its radiofrequency radiation exposure limits. If adopted, these regulations could make it more difficult to deploy facilities. In addition, the FAA has proposed modifications to its rules that would impose certain notification requirements upon entities seeking to (i) construct or modify any tower or transmitting structure located within certain proximity parameters of any airport or heliport, and/or (ii) construct or modify transmission facilities using the 2500-2700 MHz radiofrequency band, which encompasses virtually all of the BRS/EBS frequency band. If adopted, these requirements could impose new administrative burdens upon use of BRS/EBS spectrum.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in San Diego, California. The headquarters currently occupies leased facilities containing an aggregate of approximately 76,000 square feet.

We also have other leased and owned facilities. The owned facility is in Las Vegas, Nevada. In total, at December 29, 2007, we occupied the indicated square footage in the owned or leased facilities described below:

Number			Total
of			Square
Buildings	Location	Status	Footage	Primary Use

1	United States	Owned	30,000	Administrative and engineering offices.

20	United States	Leased	305,736	Administrative, finance and legal offices, research and development, and sales and marketing.

12	Europe	Leased	34,561	Administrative offices, research and development and sales and marketing.

1	Israel	Leased	4,462	Administrative offices, research and development and manufacturing.

4	Asia	Leased	8,063	Administrative offices, research and development, sales and marketing, service functions and network operating centers.

2	Latin America	Leased	656	Administrative offices, sales and marketing, service functions, manufacturing and network operating centers.

	Total square footage		383,478

We believe that our properties are adequate for our business as presently conducted.

Item 3. Legal Proceedings

We are currently involved in certain legal proceedings. Although there can be no assurance that unfavorable outcomes in any of these matters would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and intend to vigorously defend the actions. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. We have not recorded any accrual for contingent liability associated with our current legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions in our estimates of the potential liability could materially impact our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for our common stock is the NASDAQ Global Market, on which it began trading in the first quarter of 2007. During the pendency of our application to list our common stock on the NASDAQ Global Market, our common stock was quoted on the Over-the-Counter Bulletin Board for less than a full quarterly period following our November 2006 Corporate Conversion.

Market Information

The following table reflects the high and low sales prices, or high and low bid prices, as applicable, rounded to the nearest penny, of our common stock as reported by the NASDAQ Global Market, as applicable, for each quarterly period in 2007 in which our common stock was listed thereon, beginning with the listing date. Our common stock traded on the OTC Bulletin Board only for a period between November 16, 2006 and January 2, 2007. Subsequently, our common stock was listed on the Nasdaq Global Market, beginning on January 3, 2007 under the “ WAVE ” symbol, where it continues to trade.

	High	Low
2007:
First Quarter	$12.75	$9.73
Second Quarter	10.10	8.35
Third Quarter	8.20	5.72
Fourth Quarter	6.48	5.11

Dividend Policy

We have never paid a dividend on our common stock and do not anticipate paying one in the foreseeable future. Pursuant to the terms of the Purchase Agreement governing our 7% Senior Secured Notes, we are restricted from paying dividends and making distributions to holders of our capital stock. In addition, without the prior written consent of the holders of at least 75% of the outstanding shares of our Series A Senior Convertible Preferred Stock, so long as at least 25% of the issued shares remain outstanding, no cash dividends may be paid on our common stock. If we were to pay a dividend in cash or any other property on our common stock, the holders of our Series A Senior Convertible Preferred Stock will be entitled to participate in such dividend on an as-converted basis.

In the event we are permitted to pay a dividend on our common stock, the payment of any future dividends will be at the discretion of our Board and will depend upon, among other things, our financial condition and capital needs, legal or contractual restrictions on the payment of dividends and other factors deemed pertinent by our Board.

Holders of the Series A Preferred Stock are entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until March 2011, we can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. From and after March 2011, we must declare dividends in cash each quarter, subject to applicable law.  The terms of our 7% Senior Secured Notes due 2010 currently prevent the payment of cash dividends on the Series A Preferred Stock. The dividend rate is subject to adjustment to 10% per annum if we default on our dividend payment obligations or fails to cause our shelf registration statement filed with the Securities and Exchange Commission to be declared effective on or prior to November 30, 2007. The dividend rate is also subject to adjustment to 15% per annum if we fail to comply with the protective covenants of the Series A Preferred Stock described below and to 18% per annum if we fail to convert or redeem the Series A Preferred Stock when required to do so, as described below.

We accrued for $20.8 million in undeclared dividends during the year ended December 29, 2007.

For additional information on payment of and restrictions on dividends, please also see Item 8. Financial Statements and the notes thereto.

 Repurchases of Common Stock

We did not repurchase any of our common stock during the year ended December 29, 2007.

Stock Performance Graph

The following performance graph compares the Company’s cumulative total stockholder return on our common stock with the cumulative total return of the same investment in each of the following: S&P 500 Index, Nasdaq Composite Index, Nasdaq Telecommunications Index and the Nasdaq Global Market Composite Index. The performance graph does not include our peer group because peer group information is represented in the Nasdaq Global Market Composite Index. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the our common stock and each of the listed indexes as of December 29, 2006. Shareholder returns over the period indicated should not be considered indicative of future shareholder returns.

The information contained in the Performance Graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

Holders
As of March 10, 2008, there were approximately 1,080 holders of record of our common stock.

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

In addition, the information required by this Item concerning the securities authorized for issuance under equity compensation plans is incorporated herein by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders.

Item 6. Selected Financial Data

The following consolidated statement of operations data for the years ended December 29, 2007, December 30, 2006 and for the period from the date of our inception as a new wireless technology company pursuant to the plan of reorganization of Old NextWave Wireless described below (April 13, 2005) to December 31, 2005 and selected consolidated balance sheet data as of December 29, 2007, December 30, 2006 and December 31, 2005 was derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. Effective January 1, 2006, we changed our fiscal year end and quarterly reporting periods from quarterly calendar periods ending on December 31 to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. The financial information presented below includes the results of operations of acquired companies from the date of the respective acquisitions.

(in thousands, except per share data)	Year Ended December 29, 2007	Year Ended December 30, 2006(1)	Inception (April 13, 2005) to December 31, 2005(2)
Consolidated Statement of Operations Data:
Revenues:
Technology licensing and service	$38,246	$24,284	$4,144
Hardware	20,861	—	—
Total revenues	59,107	24,284	4,144
Operating expenses:
Cost of technology licensing and service revenues	22,080	12,054	4,573
Cost of hardware revenues	41,017	—	—
Engineering, research and development	149,645	54,304	17,508
Sales and marketing	29,727	9,992	2,960
General and administrative	92,992	50,043	15,159
Purchased in-process research and development	12,060	3,538	6,600
Business realignment costs (credits)	—	(7,121)	13,031
Total operating expenses	347,521	122,810	59,831
Loss from operations	(288,414)	(98,526)	(55,687)
Other income (expense):
Interest income	16,076	12,533	11,051
Interest expense(3)	(46,408)	(20,647)	(1,006)
Other expense, net	(1,777)	(23)	(20)
Total other income (expense), net	(32,109)	(8,137)	10,025
Loss before provision for income taxes and minority interest	(320,523)	(106,663)	(45,662)
Income tax benefit (provision)	(635)	35	(417)
Minority interest	1,048	1,608	127
Net loss	(320,110)	(105,020)	(45,952)
Less: Preferred stock dividends(4)	(20,810)	—	—
Accretion of issuance costs on preferred stock(4)	(210)	—	—
Net loss applicable to common shares	$(341,130)	$(105,020)	$(45,952)
Basic and diluted net loss per share	$(3.81)	$(1.28)	N/A (6)
Weighted average shares used in per share calculation	89,441	81,841	N/A

	At December 29, 2007	At December 30, 2006 (1)		At December 31, 2005 (1) (2)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$166,734	$200,685		$459,231
Restricted cash(3)	75,000	75,000		—
Wireless spectrum licenses, net	633,881	527,998	(5)	45,467
Goodwill	171,056	32,184		24,782
Other intangible assets, net	82,388	18,570		18,100
Total assets	1,258,738	897,079		579,774
Long-term obligations, net of current portion	320,782	298,030	(3)	14,934
Redeemable Series A Senior Convertible Preferred Stock(4)	371,986	—		—
Total stockholders’ equity(1)	228,765	469,178		—
Total members’ equity(1)	—	—		539,364

(1)
On November 13, 2006, we completed a corporate conversion merger, whereby a wholly-owned subsidiary of NextWave Wireless Inc. was merged with and into NextWave Wireless LLC (“Corporate Conversion Merger”). As a result of the merger, NextWave Wireless LLC became a wholly-owned subsidiary of NextWave Wireless Inc. Under the terms of the merger agreement, NextWave Wireless Inc. issued one share of NextWave Wireless Inc. common stock for each six membership units of NextWave Wireless LLC.

(2)
On April 13, 2005, pursuant to the plan of reorganization of the NextWave Telecom group, our equity securities were distributed to the NextWave Telecom, Inc. (“NTI”) equity holders and we were reconstituted as a company with a new capitalization and a new wireless technology business plan. A summary of the assets and liabilities contributed to us on April 13, 2005 is provided in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. For more information on our emergence as a new wireless technology company, see “Item 1. Business-Our History.”

(3)
On July 17, 2006, we issued 7% Senior Secured Notes due 2010 (the “Notes”) in the aggregate principal amount of $350.0 million. The Notes were issued at a fifteen percent (15%) original issue discount, resulting in gross proceeds of $297.5 million. We are required to maintain a minimum balance of $75.0 million in cash or cash equivalents from funds other than the proceeds of the Notes in a restricted collateral account at all times while the Notes remain outstanding.

(4)
On March 28, 2007, we issued and sold 355,000 shares of our Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $1,000 per share. We received $351.1 million in net proceeds from the sale of the Series A Preferred Stock. We will be required to redeem all outstanding shares of Series A Preferred Stock, if any, on March 28, 2017, at a price equal to the liquidation preference plus unpaid dividends. Each share of Series A Preferred Stock is convertible into a number of shares of our common stock equal to the liquidation preference then in effect divided by $11.05 and is convertible at any time at the option of the holder, or at our election after September 28, 2008, subject to the trading price of our common stock reaching $22.10 for a specified period of time, subject to adjustment. The Series A Preferred Stock is entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until March 2011, we can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. At December 29, 2007, the liquidation preference totaled $375.8 million. If all shares of Series A Preferred Stock were converted at December 29, 2007, we would be obligated to issue 34.0 million shares of our common stock.

(5)
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

(6)	Loss per share information is not presented for the period from inception (April 13, 2005) to December 31, 2005 as it would not be meaningful due to the Corporate Conversion Merger.

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

OVERVIEW

2007 Highlights

•	Our revenues for 2007 totaled $59.1 million compared to $24.3 million for 2006.

•	During 2007, we completed the following acquisitions:

o
IPWireless, Inc.:  IPWireless is a supplier of TD-CDMA network equipment and subscriber terminals.  We acquired IPWireless in May 2007 for $151.2 million, which includes net cash paid of $25.1 million, the fair value of common shares issued of $74.5 million and additional cash and stock consideration of $51.6 million that was earned in 2007 upon the achievement by IPWireless of certain operational milestones.  Of the 51.6 million in additional purchase consideration, $21.0 million will be deposited into an escrow account to settle any potential contingencies existing at acquisition. Additional purchase consideration of up to $77.5 million may be paid to the selling shareholders of IPWireless in shares of our common stock and cash subject to the achievement of specified operational milestones in 2008 and 2009. IPWireless is included in our Networks business segment

o
WiMax Telecom AG: WiMax Telecom has obtained nationwide wireless broadband spectrum concessions in Austria and Slovakia, and a major spectrum concession in Croatia and currently operates WiMAX networks in Austria and Slovakia. We acquired WiMax Telecom for net cash totaling $19.5 million, including debt assumed and paid at closing of $5.8 million. WiMax Telecom is included in our Strategic Initiatives business segment

o
GO Networks, Inc.:  GO Networks is a developer of advanced mobile Wi-Fi network solutions for service providers.  We acquired GO Networks in February 2007 for net cash totaling $16.7 million, including debt assumed and paid at closing of $1.3 million. Additional purchase consideration of up to $25.7 million may be paid to the selling shareholders of GO Networks in shares of our common stock and cash subject to the achievement of specified operational milestones in February and August 2008. GO Networks is included in our Networks business segment

o
SDC Secure Digital Container AG (“SDC”):  SDC is a developer of Java music clients for mobile phones.  In January 2007, we acquired SDC for net cash totaling $17.8 million. SDC is included in our Multimedia business segment

o
Digital World Services AG (“DWS”):  DWS is a provider of software solutions and services for secure digital content delivery.  In September 2007, we acquired DWS for net cash totaling $5.8 million, including debt assumed and paid at closing of $0.3 million. DWS is included in our Multimedia business segment

o
Websky Argentina S.A. (“Websky”):  Websky is a developer and operator of wireless broadband services over licensed frequencies in Argentina.  In October 2007, we acquired Websky for net cash paid at acquisition of $13.2 million, plus an additional $1.8 million payable in equal monthly installments over the one-year period following the acquisition date. Websky is included in our Strategic Initiatives business segment

•	In March 2007, we issued 355,000 shares of our redeemable Series A Senior Convertible Preferred Stock, receiving net cash proceeds of $351.1 million.

•
During 2007, we increased our gross wireless spectrum license assets both domestically and internationally by an aggregate of $113.8 million, of which $46.0 million was acquired through business acquisitions and $40.1 million was acquired directly for cash of $34.5 million and future lease commitments of $5.6 million.  The remaining increase was due to non-cash deferred tax liabilities and the effects of foreign currency translation.  In November 2007, we also paid deposits totaling $20.0 million to lease wireless spectrum located in California.

Our Business and Operating Segments

We are a mobile  broadband and multimedia technology company that develops, produces, and markets mobile multimedia and wireless broadband products, including device-embedded software for mobile handsets, mobile TV systems, fourth generation (“4G”) wireless broadband semiconductors and mobile broadband network equipment. Our products and technologies are designed to power wireless networks and devices that enable cutting-edge mobile multimedia and wireless broadband services. At present, our customers include many of the largest mobile handset and wireless service providers in the world including Orange, Motorola, Nokia, NTT DoCoMo, Panasonic, Sony Ericsson, T- Mobile, and Verizon Wireless.

We believe that mobile multimedia applications such as Mobile TV, video-on-demand, and streaming audio will be the driving force behind global adoption of next-generation network technologies and end-user devices. Our business activities are focused on developing the technologies and products that enable mobile operators and device manufacturers to deliver these types of advanced mobile multimedia services to customers.

Our spectrum holdings, include licenses in the United States which cover over 248 million persons, or POPs, in many of the largest metropolitan areas in the country, nationwide licenses in Austria, Croatia, Germany, Norway, Slovakia and Switzerland and significant spectrum holdings in Canada.

Our mobile multimedia and wireless broadband products and technologies are developed and marketed through our NextWave Network Products and NextWave Mobile Products operating units. During the fourth quarter of 2007, we reorganized our businesses into four reportable business segments on the basis of products, services and strategic initiatives. The four business segments are: Semiconductor, Multimedia, Networks, and Strategic Initiatives. The financial results of NextWave Network Products and NextWave Mobile Products are reported in the Semiconductor, Multimedia, and Networks business segments. We believe the breadth of products, technologies, spectrum assets and professional services we offer represents a unique platform to provide advanced mobile multimedia and wireless broadband solutions to the market. While our business units are intended to be profitable on a standalone basis, we believe that they will provide synergistic value to each other and collectively drive accelerated market penetration and share of the rapidly growing mobile multimedia and wireless broadband market.

NextWave Network Products

NextWave Network Products (“NNP”) includes the operations of IPWireless, which was acquired in May 2007, and GO Networks, which was acquired in February 2007. NNP markets mobile broadband network equipment and mobile TV and multimedia multicast systems, based on the global Universal Mobile Telecommunications System (“UMTS”) and Institute of Electrical and Electronics Engineers (“IEEE”) 802.11 standards, to mobile operators around the world.  In addition, NNP provides mobile operator customers with a comprehensive suite of professional and value added services.

Mobile Broadband Network Equipment.  NNP mobile broadband network equipment, based on the UMTS TD-CDMA, standard,  has been commercially deployed by mobile operators in more than a dozen countries, including the Czech Republic, Germany, New Zealand, South Africa, Sweden, United Kingdom and the United States. In 2006, NNP’s UMTS TD-CDMA mobile broadband technology was selected by New York City’s Department of Information Technology and Telecommunications as part of a five-year contract awarded to Northrop Grumman for the deployment of a citywide, public safety, mobile wireless network. To provide customers with an evolution path to emerging Fourth Generation (“4G”) network technologies, in February 2008 NNP announced its next-generation base station platform that will be field upgradeable to support  Worldwide Interoperability for Worldwide Access (“WiMAX”)  and release 8 of the UMTS standard, also known as Long Term Evolution (“LTE”).

Mobile TV and Multimedia Multicast Systems. NNP’s TDtvTM mobile broadcast system, based on the Third Generation Partnership Project (“3GPP”) Multimedia Broadcast Multicast Service (“MBMS”) standard, provides UMTS operators the ability to deliver multi-channel mobile TV and other multimedia services using an underutilized portion of their existing third generation (“3G”) spectrum.   Designed for easy integration into existing Wideband Code Division Multiple Access (“WCMDA”) networks and next-generation WCMDA handsets, TDtv is being offered in combination with PacketVideo’s MediaFusion advertising platform which will provide operators the ability to generate targeted advertising revenues from TDtv subscribers.  On February 12, 2008, Orange and T-Mobile announced that they will conduct a six month commercial pilot of TDtv in London.  We believe that this commercial pilot along with the rapid growth of the mobile TV market will provide us with expanded opportunities to market our TDtv multicast solution to UMTS network operators and device manufacturers around the world.

NNP’s MXtvTM mobile broadband system, announced in March 2008, is based on the 802.16e WiMAX standard  and provides WiMAX operators the ability to deliver a broad range of rich and personalized multimedia services including mobile TV, interactive services, and digital audio without having to invest in new spectrum or additional network infrastructure.  Similar to TDtv, NextWave MXtv will provide mobile operators the ability to use PacketVideo’s MediaFusion platform to generate revenues via the delivery of user-specific advertising.  NNP has executed joint development agreements with Huawei Technologies USA and Alcatel-Lucent under which these two global network infrastructure providers will integrate MXtv technology into their end-to-end WiMAX network solutions.

Carrier-Grade Mobile Wi-Fi Systems.  NNP’s family of carrier-class micro, pico and femto mobile Wi-Fi base stations have been deployed by numerous mobile operators, Internet Service Providers, and municipalities around the world.  All of NNP’s Wi-Fi platforms utilize advanced xRFTM adaptive-beamforming, smart-antenna technology and a cellular-mesh Wi-Fi architecture to deliver wide-area Wi-Fi network solutions with the performance and economics required by service providers.  NNP has announced its roadmap to integration and availability of it WiMAX LTE capabilities into its line of micro and pico base stations including hybrid Wi-Fi/LTE network solutions.

Value-Added and Professional Services. To support sales of its mobile broadband and multimedia systems, NNP provides its customers with a full array of professional and value-added services, including RF and core network design services, network implementation and management services, and back-office service solutions, Voice-over-Internet-Protocol (“VoIP”) implementation, and wireless backhaul solutions  To demonstrate the capabilities of its products and services, NNP had implementing a comprehensive test network in Las Vegas, Nevada.

NextWave Mobile Products.

NextWave Mobile Products (“NMP”) includes the operations of our Multimedia business segment, which solely consists of our PacketVideo subsidiary, the world’s largest independent supplier of mobile multimedia software solutions, and our Semiconductor business segment, which is developing advanced wireless semiconductors including OFDM-based WiMAX and LTE chipsets.

Multimedia Software. Our PacketVideo subsidiary supplies device-embedded multimedia software to many of the world's largest wireless carriers and wireless handset manufacturers, who use it to transform a mobile phone into a feature-rich multimedia device that provides people with the ability to stream, download and play video and music, receive live TV broadcasts, and engage in two-way video telephony. PacketVideo has been contracted by some of the world's largest carriers, such as Orange, NTT DoCoMo, T-Mobile, Verizon Wireless and Vodafone to design and implement the embedded multimedia software capabilities contained in their handsets. In addition, PacketVideo is a founding member of the Open Handset Alliance (“OHA”), led by Google, and will be supplying the multimedia software subsystem for the OHA’s mobile device AndroidTM platform. We believe that by joining the OHA, PacketVideo will be uniquely positioned to market its full suite of enhanced software applications to Android application developers. PacketVideo’s software is compatible with virtually all network technologies including CDMA, GSM, WiMAX, LTE, and WCDMA.  To date, over 200 million PV-powered handsets have been shipped by PacketVideo’s service provider and device manufacturer  customers.

To further enhance its market position, PacketVideo has invested in the development and acquisition of a wide range of technologies and capabilities to provide its customers with software solutions to enable home/office digital media convergence using communication protocols standardized by the Digital Living Network AllianceTM (“DLNATM”). An example is PacketVideo's PVConnectTM platform that provides for content search, discovery, organization and content delivery/sharing between mobile devices and consumer electronics products connected to an Internet Protocol (“IP”)-based network. This innovative platform is designed to provide an enhanced user experience by intelligently responding to user preferences based on content type, day-part, and content storage location. In addition, PacketVideo’s patented Digital Rights Management (“DRM”) solutions, already in use by many wireless carriers globally, represent a key enabler of digital media convergence by preventing the unauthorized access or duplication of multimedia content used or shared by PacketVideo-enabled devices.

We believe that the continued growth in global shipments of high-end handsets with multimedia capabilities, increasing demand for home/office digital media convergence solutions, and the acceleration of global deployments of mobile broadband networks optimized to support mobile multimedia applications will substantially expand the opportunity for PacketVideo to license its suite of multimedia software solutions to service providers and to handset and consumer electronic device manufacturers.

Multimedia Devices. To help drive market adoption of mobile TV technology and related PacketVideo products, PacketVideo recently introduced its Mobile Broadcast Receiver, a matchbox-size hardware device that enables virtually any mobile Wi-Fi device to play mobile broadcast TV. The mobile receiver decodes a digital TV signal, repurposes it for use on a mobile device, and then sends the mobile TV content over Wi-Fi to the handset. The PacketVideo receiver uses patented protocols to ensure optimum rendering of the TV signal on the playback device and provides secure access to premium channels.  This allows mobile subscribers to upgrade to advanced mobile TV services without a requirement to change their handsets.  PacketVideo intends to manufacture several versions of the Mobile Broadcast Receiver to support TDtv, MXtv, Digital Video Broadcasting – Handheld (“DVB-H”), and MediaFLO mobile TV systems.

Semiconductors.  Over 596 engineers at NMP are developing a family of mobile broadband semiconductor products based on OFDM technologies such as WiMAX and LTE. NMP’s initial focus is to market multi-band RF chips and high-performance, digital baseband WiMAX chips to wireless device and network equipment manufacturers who require an advanced platform to develop next-generation WiMAX mobile terminal and infrastructure products optimized for mobile multimedia applications such as mobile TV. Samples of our first-generation NW1000 chipset family, which includes a WiMAX baseband system-on-a-chip (“SOC”) and matched multi-band Radio Frequency Integrated Circuits (“RFIC”), became available in the third quarter of 2007. Initial availability of our second-generation NW2000 chipset family, which will be contain our MXtv mobile multicast technology, is planned for the first half of 2008. The NW2000 chipset family will be NMP’s first chipset family designed for high-volume commercial production. In addition, NMP is developing a family of handset and media player reference designs to highlight the features of its subscriber station semiconductor products. Furthermore, in advance of prospective commercial deployments by network operators of NMP’s TDtv mobile broadcast system, NMP is preparing for high-volume, commercial production of a TDtv Device Integration Pack (“DIP”).  The TDtv DIP which includes a low-power TDtv System in Package (SiP), a complete MBMS software stack, and PV MediaFusionTM multimedia client software, is designed to provide device vendors an easy, low-cost way to integrate TDtv technology into their handset products.

The primary design objectives of NMP’s current and future semiconductor products and technologies, which are intended to be sold or licensed to network infrastructure vendors, device manufacturers and service providers worldwide, are to:

•
Improve the performance, service quality, and economics of mobile broadband networks and enhance their ability to cost-effectively handle the large volume of network traffic associated with bandwidth-intensive and/or Quality of Service (“QoS”), applications such as mobile TV, video-on-demand (“VOD”), streaming audio, two-way video telephony, VoIP telephony, and real-time interactive gaming;

•	Improve the performance, power consumption and cost characteristics of WiMAX and LTE subscriber terminals;

•	Improve the degree of interoperability and integration between Wi-Fi and WiMAX/LTE systems for both Local Area Networks (“LANs”) and Wide Area Networks (“WANs”); and

•	Improve service provider economics and roaming capabilities by enabling WiMAX and LTE enabled devices to seamlessly operate across multiple frequency bands including certain unlicensed bands.

Strategic Initiatives

To help drive sales of our products and technologies, we have acquired licensed spectrum in the United States, Canada, Argentina, Germany, Switzerland, Austria, Slovakia and Croatia.  We believe that our spectrum assets will provide for additional opportunities for selling products and services to the service providers, that require our spectrum assets for the provision of wireless broadband services, on a significantly larger scale than the typical opportunities being served. The financial results of our spectrum acquisition activities, both domestically and internationally, are reported under our Strategic Initiatives business segment.

To date, we have acquired licensed spectrum and entered into long-term leases that provide us with exclusive leasehold access to licensed spectrum throughout the United States. Our spectrum portfolio covers approximately 248.9 million POPs across the United States, of which licenses covering 136.4 million POPs are covered by 20 MHz or more of spectrum, and licenses covering an additional 98.7 million POPs are covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York metropolitan region, are covered by 30 MHz or more of spectrum. While we believe that all of our spectrum assets can support commercially viable wireless broadband services, we expect that those licenses which have over 20 MHz of spectrum will provide operators with improved capacity and network performance. We believe that this spectrum footprint, which includes 15 of the top 20 Cellular Market Areas (“CMAs”) and eight of the top ten CMAs in the United States, will be attractive to service providers who wish to deploy wireless networks that utilize our advanced products and technologies. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Services (“AWS”) bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

The financial results of our spectrum acquisition activities, both domestically and internationally, are reported under our Strategic Initiatives business segment.

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

Comparison of Our Fiscal Year Ended December 29, 2007 to Our Fiscal Year Ended December 30, 2006

Revenues

Total revenues for 2007 were $59.1 million, as compared to $24.3 million for 2006, an increase of $34.8 million.  Total revenues for 2006 consisted entirely of revenues generated by our PacketVideo subsidiary.  The $34.8 million increase in revenues in 2007 was attributable to the following:

•
$20.9 million of hardware revenues recognized in 2007 from sales of wireless broadband and mobile broadcast network products and services by our Networks business segment, including our IPWireless and GO Networks subsidiaries, acquired in 2007;

•
$12.0 million increase in technology licensing and service revenues in the Multimedia segment from unit sales growth and market penetration of mobile subscriber services by PacketVideo's customer base, which includes wireless operators and device manufacturers; and

•
$1.9 million of technology licensing and service revenues recognized in 2007 primarily from customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary, acquired in 2007, which is included in our Strategic Initiatives segment.

Sales to three customers accounted for 39%, 18% and 11% of our consolidated revenues during 2007.

In general, the financial consideration received from wireless carriers and mobile phone and wireless device manufacturers is primarily derived from a combination of technology development contracts, royalties, software support and maintenance and wireless broadband products.

Since our inception in April 2005 through December 29, 2006, all of our revenues were generated by our PacketVideo subsidiary.  In 2007, we also generated revenues through our newly acquired subsidiaries, IPWireless and GO Networks. We believe that PacketVideo, IPWireless and GO Networks will continue to account for a substantial portion of our revenues in 2008. Following the development and expected commercialization of our mobile broadband semiconductors, network components, and technologies by our Semiconductor segment, we believe that the sale or licensing of our proprietary chipsets, network components and device technologies will become an additional source of recurring revenue.

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

Operating Expenses

	Year Ended
(in millions)	December 29, 2007	December 30, 2006	Increase
Cost of technology, licensing and service revenues	$22.1	$12.1	$10.0
Cost of hardware revenues	41.0	—	41.0
Engineering, research and development	149.6	54.3	95.3
Sales and marketing	29.7	10.0	19.7
General and administrative	93.0	50.0	43.0
Purchased in-process research and development costs	12.1	3.5	8.6
Business realignment costs (credits)	—	(7.1)	7.1
Total operating expenses	$347.5	$122.8	$224.7

Cost of Revenues

Of the increase in cost of revenues in 2007, $41.0 million was attributable to hardware cost of revenues associated with sales of wireless broadband and mobile broadcast network products and services by our Networks business segment, which includes our IPWireless and GO Networks subsidiaries acquired in 2007.  The Networks segment outsources its product manufacturing to third-party subcontractors and these costs make up the substantial majority of cost of revenues for the Networks business segment. Included in hardware cost of revenues is approximately $1.4 million related to the step-up in the basis of inventory acquired from IPWireless that was sold in 2007.

The increase in technology licensing and services cost of revenues in 2007 is partially due to a $5.1 million increase in cost of revenues in our Multimedia segment, resulting from higher purchased intangible asset amortization expense of $1.0 million from certain business acquisitions in 2007 and 2006. Technology licensing and services cost of revenues for the Multimedia segment primarily includes direct engineering labor expenses, allocated overhead costs, costs associated with offshore contract labor costs, other direct costs related to the execution of technology development contracts as well as amortization of acquired software and other costs. The remaining $4.9 million increase in technology licensing and services cost of revenues in 2007 primarily relates to costs to operate and maintain the WiMAX network being operated by our WiMax Telecom subsidiary, acquired in July 2007, which is included in our Strategic Initiatives segment.

Included in cost of revenues in 2007 and 2006 is $13.5 million and $1.5 million, respectively, of purchased intangibles amortization expense primarily resulting from our acquisitions of Packet Video in 2005, and IPWireless, GO Networks and WiMax Telecom in 2007.  Also included in cost of revenues in 2007 and 2006 is $0.4 million and $17,000, respectively, of share-based compensation expense.

We believe that cost of revenues as a percentage of revenue for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments by us on licensed technologies, changes in average selling prices, and our ability to make productivity improvements through continual cost reduction programs.

Engineering, Research and Development

Engineering, research and development expenses primarily consist of the costs for the internal and external development of our wireless broadband products and technologies, including our chipsets.  Of the $95.3 million increase in engineering, research and development expenses in 2007, $51.1 million is due primarily to the expansion of the engineering development organization and development activities in our Semiconductor segment relating to the pre-commercialization of our 65 nanometer WiMAX baseband and RFIC integrated circuits.

The increase in engineering, research and development expenses in 2007 is also due to the research and development activities at our Networks segment, including the IPWireless and GO Networks subsidiaries, which were acquired in 2007, and which accounted for $35.2 million of the increase.

The remaining $9.0 million increase in engineering, research and development expenses in 2007 is attributable to costs for the internal and external development of our PacketVideo multimedia software applications at the Multimedia segment.  Of this increase, $3.1 million is due to business acquisitions in 2007 and 2006 and the remainder is due to increased engineering headcount.

Included in engineering, research and development expenses in 2007 and 2006 is $0.9 million and $0.4 million, respectively, of purchased intangibles amortization expense primarily resulting from our acquisitions of GO Networks and IPWireless in 2007.  Also included in engineering, research and development expenses in 2007 and 2006 is $8.6 million and $2.1 million, respectively, of share-based compensation expense.

Over the past fifteen months, the Semiconductor segment has progressed from early stage WiMAX development to pre-commercialization of its family of WiMAX integrated circuit products. To accomplish our business and financial objectives of commercializing these products in 2008 and beyond, we have added the required complement of engineering and product development staff. In addition to augmenting the staff of our Base Station Development teams in the Networks segment, primarily through IPWireless and GO Networks, we have increased the staff of our Semiconductor segment to produce WiMAX baseband, network and radio frequency integrated circuit products.

Largely due to our planned increase in engineering personnel coupled with our business acquisitions to further our WiMAX related and other technology development initiatives, we expect our engineering, research and development expenses to increase over the next twelve months.

Sales and Marketing

Of the increase in sales and marketing expenses, $13.7 million directly resulted from our business acquisitions since October 2006, primarily our acquisitions of IPWireless, GO Networks and WiMax Telecom in 2007.

Overall, the increase in sales and marketing expenses reflects increases in spending for compensation and associated costs for marketing and sales personnel of $13.4 million, expenses associated with marketing and promotional activities of $3.0 million, share-based compensation of $2.1 million and amortization of intangible assets of $1.2 million.

Included in sales and marketing expenses in 2007 and 2006 is $2.0 million and $0.8 million, respectively, of purchased intangibles amortization expense primarily resulting from our acquisitions of Packet Video in 2005, and IPWireless, GO Networks, and WiMax Telecom in 2007.  Also included in sales and marketing expenses in 2007 and 2006 is $2.4 million and $0.3 million, respectively, of share-based compensation expense.

We expect sales and marketing expenses to increase in absolute terms with the growth of our global business in the upcoming year, primarily from the addition of international sales offices and related personnel costs to support company products and services.

General and Administrative

Of the increase in general and administrative expenses during 2007, $11.1 million directly resulted from our business acquisitions since October 2006, primarily our acquisitions of IPWireless, GO Networks and WiMax Telecom.

Overall, the increase in general and administrative expenses reflects increases in spending for compensation and associated costs of general and administrative personnel of $31.1 million, amortization of intangible assets of $4.8 million, professional fees of $5.7 million, and share-based compensation of $2.0 million, offset by $0.6 million in lower losses on disposal of property and equipment.

Included in general and administrative expenses in 2007 and 2006 is $6.3 million and $2.9 million, respectively, of amortization of finite-lived wireless spectrum licenses, and $1.6 million and $0.2 million, respectively, of purchased intangibles amortization expense primarily resulting from our acquisitions of Packet Video in 2005, and GO Networks and IPWireless in 2007.  Also included in general and administrative expenses in 2007 and 2006 is $4.7 million and $2.7 million, respectively, of share-based compensation expense.

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

Purchased In-Process Research and Development Costs

Purchased in-process research and development costs totaled $12.1 million and $3.5 million during 2007 and 2006, respectively.  In 2007, purchased in-process research and development consisted of the assigned value of IPWireless’s SoC3 wireless device chip development project of $11.2 million and SDC’s video and audio software for handsets development project of $0.9 million.  In 2006, purchased in-process research and development consisted of the assigned value of CYGNUS Communications Inc.’s (“CYGNUS”) 802.16e base station and low power ASIC products development project of $1.9 million and Tusonic’s server and database applications for delivering music-related content using web services development project of $1.6 million.  The values allocated to purchased in-process research and development costs were based on projects that had not reached technological feasibility and had no alternative future uses and were determined through established valuation techniques used in the high technology industry.  These costs were expensed at the respective dates of acquisition.

Interest Income

Interest income for 2007 was $16.1 million, as compared to $12.5 million for 2006, an increase of $3.6 million, and consisted of interest earned during the respective periods on our unrestricted and restricted cash, cash equivalents and marketable securities balances, which totaled $241.7 million and $275.7 million at the end of 2007 and 2006, respectively.

Interest income in the future will be affected by changes in short-term interest rates and changes in our cash, cash equivalents and marketable securities balances, which may be materially impacted by development plans, acquisitions and other financial or equity activities.

Interest Expense

Interest expense for 2007 was $46.4 million, as compared to $20.6 million for 2006, an increase of $25.8 million. Our issuance of $350.0 million in principal amount of 7% Senior Secured Notes in July 2006 accounted for $23.7 million of the increase and the accretion of discounted wireless spectrum license lease liabilities acquired during 2006 and 2007 accounted for $0.8 million of the increase. The remainder of the increase of $1.3 million consists primarily of interest on debt assumed in connection with our acquisitions during 2007 and the accretion of the value of the put/call option to acquire the WiMax Telecom minority interest.

Our interest expense will continue to increase during 2008 primarily due to higher amortization of the discount and debt issue costs related to our 7% Senior Secured Notes, accrual of interest for a full year on debt assumed in connection with our 2007 acquisitions and interest accreted on our newly acquired spectrum lease liabilities.

Other Income (Expense), Net

Other expense, net, for 2007 was $1.8 million compared to $23,000 in 2006, an increase of $1.8 million.  The change in the estimated fair value of the Series A Senior Convertible Preferred Stock embedded derivatives accounted for $0.8 million of the increase and net foreign currency exchange losses accounted for $0.2 million of the increase.

Provision for Income Taxes

The effective income tax rate for 2007 was 0.2%, resulting in a $0.6 million income tax provision in 2007 on our pre-tax loss of $320.5 million which primarily relates to income taxes in foreign jurisdictions. The effective tax rate in 2007 was unfavorably impacted by the recording of $100.0 million of valuation allowances on the increase in our U.S. net deferred tax asset balance. The effective income tax rate for 2006 was 0.0%, resulting in no income tax provision in 2006 on our pre-tax loss of $106.7 million. The effective tax rate in 2006 was unfavorably impacted by the recording of a $41.3 million of valuation allowance on the increase in our U.S. net deferred tax asset balance.

Minority Interest

Minority interest during 2007 and 2006 of $1.0 million and $1.6 million, respectively, primarily represents the minority shareholder's share of losses to the extent of their capital contributions in Inquam Broadband Holding Limited (“Inquam”). In October 2007, we acquired the remaining minority interest ownership in Inquam.

Comparison of Our Fiscal Year Ended December 30, 2006 to Our Period From Inception (April 13, 2005) to December 31, 2005

Revenues

Revenues for 2006 were $24.3 million compared to $4.1 million for the period from inception (April 13, 2005) to December 31, 2005, an increase of $20.2 million. The increase in revenue resulted primarily from unit sales growth and market penetration of mobile subscriber services by PacketVideo’s customer base, which includes wireless operators and device manufacturers, and from higher contract revenues from our PacketVideo subsidiary, which resulted from growth in technology development contracts, addressing an increasing number of wireless devices in which PacketVideo technology is embedded, in addition to the inclusion of PacketVideo’s revenues for a full twelve months in 2006. Additionally, certain revenues reported by PacketVideo licensees during the period from our acquisition in July 2005 to December 31, 2005, were not recognizable by us under Emerging Issues Task Force ("EITF") Issue No. 01-3, Accounting in a Business Combination for Deferred Revenue of an Acquiree, as these represented customer revenues that were generated prior to our acquisition of PacketVideo.

Operating Expenses

(in millions)	Year Ended December 30, 2006	Inception (April 13, 2005) to December 31, 2005	Increase (Decrease)
Cost of revenues	$12.1	$4.6	$7.5
Engineering, research and development	54.3	17.5	36.8
Sales and marketing	10.0	3.0	7.0
General and administrative	50.0	15.1	34.9
Purchased in-process research and development	3.5	6.6	(3.1)
Business realignment costs	(7.1)	13.0	(20.1)
Total operating expenses	$122.8	$59.8	$63.0

Cost of Revenues

The $7.5 million increase in cost of revenues for our PacketVideo subsidiary during 2006 includes higher amortization expenses of $0.9 million for the purchase of intangible assets related to the acquisition of PacketVideo, resulting from a full year of amortization in 2006. Cost of revenues includes direct engineering labor expenses, allocated overhead costs, costs associated with offshore contract labor costs, other direct costs related to the execution of technology development contracts as well as amortization of acquired software and other costs.

Engineering, Research and Development

Costs for the internal and external development of our wireless broadband products and technologies, including our chipsets, for 2006 were $42.9 million compared to $15.2 million for the period from inception (April 13, 2005) to December 31, 2005, an increase of $27.7 million which is due primarily to the expansion of the engineering development organization and inclusion of expenses for a full twelve months in 2006 and higher losses incurred by our strategic investment of $1.3 million.

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

Share-based compensation within engineering, research and development for 2006 totaled $2.1 million.

Sales and Marketing

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

General and Administrative

NextWave and PacketVideo accounted for $31.9 million and $3.0 million of the increase in 2006, respectively. These increases, which are affected by the inclusion of expenses for a full twelve months in 2006, are comprised primarily of increased spending for compensation and associated costs of general and administrative personnel of $24.6 million, professional fees of $6.2 million, amortization of intangible assets of $1.4 million, and share-based compensation of $2.7 million.

Purchased In-Process Research and Development Costs

Purchased in-process research and development costs totaled $3.5 million and $6.6 million during 2006 and 2005, respectively.  In 2006, purchased in-process research and development consisted of the assigned value of CYGNUS’s 802.16e base station and low power ASIC products development project of $1.9 million and Tusonic’s server and database applications for delivering music-related content using web services development project of $1.6 million.  In 2005, purchased in-process research and development represents the assigned value of PacketVideo’s music on demand software, reference design platform and internet signaling protocol project.  The values allocated to purchased in-process research and development costs were based on projects that had not reached technological feasibility and had no alternative future uses and were determined through established valuation techniques used in the high technology industry.  These costs were expensed at the respective dates of acquisition.

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

Interest Income

Interest income for 2006 was $12.5 million compared to $11.1 million for the period from inception (April 13, 2005) to December 31, 2005, an increase of $1.4 million, and consisted of interest earned during the respective periods on our unrestricted and restricted cash and investment balances, which totaled $275.7 million and $459.2 million at the end of 2006 and 2005, respectively.

Interest Expense

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

Provision for Income Taxes

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

Minority Interest

Minority interest for 2006 was $1.6 million compared to $0.1 million for the period from inception (April 13, 2005) to December 31, 2005. Minority interest in 2006 primarily represents our minority partner’s share of losses in Inquam Broadband. Minority interest in 2005 represents the minority shareholders’ share of losses in CYGNUS.

Segment Results

During the fourth quarter of 2007, we reorganized our businesses into four reportable business segments on the basis of products, services and strategic initiatives.  The four business segments are: Semiconductor, Multimedia, Network and Strategic Initiatives.  Results for our reportable operating segments for 2007 are as follows.  Segment information for all periods prior to 2007 has not been provided as it would be impracticable to do so.

(in millions)	Semi- conductor	Multimedia	Networks	Strategic Initiatives	Other or Unallocated	Consolidated
Revenues from external customers	$—	$36.3	$20.9	$1.9	$—	$59.1
Depreciation and amortization expense	1.1	5.0	18.1	4.2	7.9	36.3
Purchased in-process research and development costs	—	0.9	11.2	—	—	12.1
Loss from operations	(67.9)	(24.8)	(142.3)	(13.3)	(40.1)	(288.4)

Liquidity and Capital Resources

We have funded our operations, acquisitions, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of our 7% Senior Secured Notes in July 2006 and the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock in March 2007. Our total unrestricted cash, cash equivalents and marketable securities at December 29, 2007 totaled $166.7 million.

The following table presents working capital, cash, cash equivalents and marketable securities:

(in millions)	December 29, 2007	Increase (Decrease) for the Year Ended December 29, 2007	December 30, 2006	Decrease for the Year Ended December 30, 2006	December 31, 2005
Working capital	$56.1	$(110.2)	$166.3	$(290.1)	$456.4
Cash and cash equivalents	53.0	20.0	33.0	(60.6)	93.6
Marketable securities	113.7	(54.0)	167.7	(197.9)	365.6
Total cash, cash equivalents and marketable securities	$166.7	$(34.0)	$200.7	$(258.5)	$459.2

Uses of Cash, Cash Equivalents and Marketable Securities

The following table presents our utilization of cash, cash equivalents and marketable securities for the years ended December 29, 2007, December 30, 2006 and for the period from inception (April 13, 2005) to December 31, 2005:

	Years Ended		Inception (April 13, 2005) to
(in millions)	December 29, 2007	December 30, 2006	December 31, 2005
Beginning cash, cash equivalents and marketable securities	$200.7	$459.2	$555.1
Proceeds from the issuance of Series A Senior Convertible Preferred Stock, net of issuance costs	351.1	—	—
Proceeds from 7% Senior Secured Notes	—	295.0	—
Payment to restricted cash account securing long-term obligation	—	(75.0)	—
Cash paid for business combinations, net of cash acquired	(99.2)	(8.4)	(51.1)
Cash paid for acquisition of wireless spectrum licenses and subsequent lease obligations	(57.5)	(402.7)	(18.8)
Cash used by operating activities	(196.3)	(56.3)	(18.7)
Purchases of property and equipment	(29.9)	(13.0)	(7.3)
Other, net	(2.2)	1.9	—
Ending cash, cash equivalents and marketable securities	$166.7	$200.7	$459.2

The decrease in cash, cash equivalents and marketable securities of $34.0 million during 2007 is primarily due to $99.2 million in net cash paid in business combinations, $57.5 million in cash paid for wireless spectrum licenses and subsequent lease obligations, cash used in operating activities of $196.3 million and purchases of property and equipment of $29.9 million, offset by the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock in March 2007.

The decrease in cash, cash equivalents and marketable securities of $258.5 million during 2006, primarily reflects $402.7 million in cash paid for wireless spectrum licenses and subsequent lease obligations, $75.0 million paid into a restricted cash account to secure our 7% Senior Secured Notes, cash used in operating activities of $56.3 million, purchases of property and equipment of $13.0 million and $8.4 million in net cash paid in business combinations offset by the net proceeds of $295.0 million from our issuance of 7% Senior Secured Notes.

The decrease in cash, cash equivalents and investments of $95.9 million during the period from inception (April 13, 2005) to December 31, 2005, primarily reflects $51.1 million in net cash paid to acquire PacketVideo and to capitalize our joint venture investment, $18.8 million in cash paid for wireless spectrum licenses and subsequent lease obligations, cash used in operating activities of $18.7 million and purchases of property and equipment of $7.3 million.

Significant Investing Activities in 2007

During 2007, we completed six business combinations resulting in net cash paid of $97.9 million, which includes cash paid to the selling shareholders and closing costs of $97.0 million and the assumption of $7.4 million in debt which was paid at closing, less cash acquired of $6.4 million.  In addition, we paid an aggregate of $1.3 million to acquire the minority interest in Inquam Broadband and for certain escrow holdbacks and deferred earn out payments related to one of our 2006 acquisitions.

At December 29, 2007, we have accrued for $51.6 million in additional purchase consideration payable to the selling shareholders of IPWireless as a result of the achievement of certain revenue milestones in 2007 as specified in the acquisition agreement.  Of the total amount accrued, $1.3 million is expected to be paid in cash and $50.3 million is expected to be paid through the issuance of shares of our common stock.  The actual number of shares to be issued will be based on the average closing price of our common stock for the 30 consecutive trading days ending with the third trading day immediately preceding the actual payment date.  We anticipate that the substantial majority of the amount due will be paid in March 2008.

Additional purchase consideration of up to $77.5 million may be paid to the selling shareholders of IPWireless based upon the achievement of certain revenue milestones in 2008 and 2009, inclusive, as specified in the acquisition agreement, with potential payments of up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to $56.3 million of such additional consideration will be payable in cash or shares of common stock at our election, up to $18.7 million of such amounts will be payable in cash or shares of common stock at the election of the representative of IPWireless shareholders and up to $2.5 million is required to be paid in cash.

Additional purchase consideration of up to $25.6 million and $0.1 million may be paid to the selling shareholders of GO Networks in shares of our common stock and cash, respectively, subject to the achievement of certain operational milestones in February and August 2008.  We expect to complete our analysis of the February 2008 milestone measurement by March 30, 2008.

During the 2007, we also consummated transactions to acquire licensed wireless spectrum rights totaling $54.5 million, which includes the acquisition of all of the outstanding shares of common stock of 4253311 Canada Inc., a Canadian company whose assets are comprised almost entirely of wireless spectrum, for $26.2 million in cash, and the acquisitions of spectrum in other locations, including Switzerland, Texas and Illinois, for a total of $8.3 million in cash and $5.6 million in future lease obligations. In November 2007, we entered into definitive agreements to lease wireless spectrum located in California for initial payments aggregating $20.0 million, plus annual lease payments approximating $0.8 million through 2017. The leases expire on various dates through 2017 and each provides for three consecutive 10-year renewals.

Capital expenditures totaled $29.9 million during 2007 and were primarily related to our acquisition of a build-to-suit office building in Las Vegas, Nevada, interior improvements to our leased facilities in San Diego, California and expansions of our lab facilities and semiconductor test equipment assets.

Significant Financing Activities in 2007

On March 28, 2007, we issued and sold 355,000 shares of our Series A Senior Convertible Preferred Stock (the "Series A Preferred Stock") at a price of $1,000 per share resulting in net proceeds of $351.1 million. Costs incurred to issue the shares totaled $3.9 million. The net proceeds are used to fund operations, accelerate the development of new wireless technologies, expand our business, and enable future strategic acquisitions. Holders of the Series A Preferred Stock are entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until March 2011, we can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. From and after March 2011, we must declare dividends in cash each quarter, subject to applicable law. We accrued for $20.8 million in undeclared dividends during 2007. We will be required to redeem all outstanding shares of Series A Preferred Stock, if any, on March 28, 2017, at a price equal to the liquidation preference plus unpaid dividends. If we elect to convert the Series A Preferred Stock after our common stock price has reached the qualifying threshold, we must redeem the shares of holders of Series A Preferred Stock who elect not to convert into common stock at a price equal to 130% of the liquidation preference.

During 2007, we paid $24.5 million in interest on our 7% Senior Secured Notes due 2010. We are obligated to pay interest of 7% per annum semi-annually in January and July each year, or $24.5 million per year. The Purchase Agreement for the 7% Senior Secured Notes contains representations and warranties, affirmative and negative covenants including, without limitation, our obligation to not become liable to any additional indebtedness, subject to certain exceptions including the ability to enter into spectrum leases or to incur $25.0 million of acquired company debt or purchase money indebtedness. As of December 29, 2007, we have become liable for additional indebtedness totaling $4.4 million, and were in compliance with all note covenants.

During 2007, we paid $2.0 million in cash distributions that were accrued for in 2006 to the former NextWave Wireless LLC membership holders.

Looking Forward

As of December 29, 2007, we had $166.7 million of unrestricted cash, cash equivalents and marketable securities, and $75.0 million in restricted cash required to be reserved under our 7% Senior Secured Notes.  On March 2, 2008, we amended the original purchase agreement for the Notes.  Under the amended purchase agreement, we may withdraw up to the full amount of the $75.0 million cash reserve account for use in funding our business plan, subject to the payment of a consent fee of $3.5 million per $25.0 million withdrawn.  The amended purchase agreement also permits us to incur an additional $25.0 million of indebtedness to fund a working capital line of credit subject to specified subordination terms, and an additional $100.0 million of second lien indebtedness our ability incur the second lien indebtedness remains subject to negotiation of intercreditor terms that are reasonably satisfactory to the holders of at least two-thirds in aggregate principal amount of the Notes and the provider of such funding must be reasonably satisfactory to the holders of a majority in aggregate principal amount of the notes.  In addition, the amended purchase agreement restricts the types of investments that can be held in the cash reserve account to exclude auction rate or similar securities.

As of December 29, 2007, $102.2 million of our marketable securities were invested in auction rate securities (“ARS”).  None of the auctions involving our ARS holdings had failed as of December 29, 2007. Through March 10, 2008, auctions for eight ARS, including certain municipalities and education auction rate securities, with principal amounts aggregating $29.5 million, were not successful due to recent weakness in the auction markets.  The unsuccessful securities are District of Columbia Savrs freedom forum-A (insured by MBIA), Houston Tex Util Sys Rev Adj-Rfdg-Comb (insured by AMBAC), Education Loan Trust (insured by FFELP), Utah State Board of Rgts (insured by FFELP), Indiana Transportation Finance Authority (insured by CIFG), Indiana Secondary Market Education loans (insured by FFELP), Illinois Student Assist Comm (backed by student loan), and Kentucky Higher Education (insured by FFELP). The interest rates on these securities at the date of the failed auction range from 2.2% to 18.0%, with a weighted average rate of 6.0%.

As a result, we continue to hold these securities and the issuers are required pay interest on the securities at the maximum contractual rates.  We reduced our total ARS investments principally by investing in other short-term marketable securities, as individual ARS reset periods came due.  Unsuccessful auctions have caused us to hold these securities beyond their scheduled auction reset dates, limiting the short-term liquidity of these investments. Such developments may result in the classification of some or all of these securities as long-term in our consolidated balance sheets in 2008 or future periods. In addition, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may, in the future, be required to adjust the carrying value of these investments which would result in a charge to our consolidated statement of operations.

Based on current market conditions, there is no assurance that auctions on the remaining ARS in our investment portfolio will be successful. Unsuccessful auctions will cause us to hold securities beyond their next scheduled auction reset dates and limit the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. However, our ability to liquidate and fully recover the carrying value of our remaining ARS in the near term may be limited. These developments may result in the classification of some or all of these securities as long-term in our consolidated financial statements in 2008 or future periods. In addition, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may, in the future, be required to adjust the carrying value of these investments through an impairment charge.

Excluding ARS, at February 26, 2008, we had approximately $143.3 million in cash, cash equivalents and marketable securities.

In February 2008, we executed a loan agreement with Hughes Systique Corporation, our equity method investee, for 6% senior secured convertible notes, whereby we have committed to make available up to $1.5 million in funding.  The commitment expires in February 2011 and all principal and interest is due three years from the date of the advance. At the maturity date or upon a default event, we have the option to convert any unpaid amounts into shares of preferred stock of Hughes Systique.

We anticipate that our businesses, other than the multimedia software business of our PacketVideo subsidiary, will require further substantial investment before our revenues are sufficient to fund our expenses and generate earnings:

•
Our wireless broadband products, services and technologies, which are in the Semiconductor segment, are in the pre-commercialization stage of development and will require a substantial investment before they may become commercially viable. Although we currently anticipate that our second generation WiMAX Semiconductor technologies designed for high volume commercial production will initially be available in the first half of 2008, we are currently unable to project when our chipsets, network components and related technology licensing agreements based on WiMAX and Wi-Fi technologies will be commercially deployed.

•
GO Networks, Inc., acquired in February 2007, which is in the Networks segment, develops high-performance mobile Wi-Fi products and services for commercial and municipal service providers. GO Networks will continue to require working capital funding through 2008 to invest in establishing worldwide sales and distribution channels, along with high volume manufacturing capabilities and related administrative and information technology products and services to support anticipated unit volume growth.

•
IPWireless, Inc., acquired in May 2007, which is in the Networks segment, is a leading supplier of TD-CDMA based mobile broadband network equipment and subscriber terminals. We expect increased investment through 2008 in augmenting sales and distribution channels, working capital, capital equipment and research and development with respect to the commercialization of TDtv, WiMAX, and additional public safety products.

•
Inquam Broadband and WiMax Telecom, which are in the Strategic Initiatives segment,  are strategic investments in European wireless spectrum and wireless broadband network operations and we are presently exploring alternative plans in order to further enhance these investments in 2008. If these plans are successful, we do expect further working capital investments will be needed to expand these businesses.

If we are unable to liquidate our ARS when we need such liquidity for business purposes, we may need to change or postpone such business purposes or find alternative financing for such business purposes, if available. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Based on the operating plan for the year ended December 27, 2008 approved by our board of directors, management believes our existing cash, cash equivalents and marketable securities, the release of the $75 million of restricted cash and cash forecasted to be generated by operations will be sufficient to meet our estimated working capital and capital expenditures requirements through at least March 2009.

If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives.

Our long term operating success will depend on our ability to develop, introduce and market enhancements to our existing products and services, to introduce new products and services in a timely manner, which meet customer requirements and to respond to competitive pressures and technological advances.  In order for us to achieve positive operating results and positive cash flows, we will need to achieve a substantial increase in the level of revenues and achieve sufficient gross margins to cover our ongoing operating expenses and debt service costs.

We may also require additional cash resources for other future developments, including any investments or acquisitions we may pursue, such as investments or acquisitions of other business or technologies. To augment our existing working capital resources in order to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. Our Senior Secured Notes and our Series A Senior Convertible Preferred Stock prohibit our incurrence of additional indebtedness, subject to certain premitted baskets. The sale of equity securities or convertible debt securities could result in additional dilution to our stockholders.

The incurrence of additional indebtedness would result in additional debt service obligations and could impose operating and financial covenants that could restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

We have been approached by a number of wireless carriers with preliminary indications of interest in acquiring certain of our wireless spectrum licenses.  We plan to entertain such offers to the extent we deem the terms to be attractive and have met with a nationally recognized investment banking firm to discuss our plans for a disposition of spectrum. There can be no assurance that any spectrum disposition will be consummated.

Critical Accounting Policies and Estimates

  Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. Our accounting policies are described in more detail in Note 1 to our consolidated financial statements included elsewhere in this Form 10-K. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Revenue Recognition

We derive revenues primarily from contracts to provide embedded multimedia software products for mobile devices and related royalties through our PacketVideo subsidiary.  In 2007, we also began to derive revenues from sales of wireless broadband and mobile broadcast network products and services by our newly acquired subsidiaries, IPWireless and GO Networks. The wireless broadband and mobile broadcast network products and services sold by IPWireless and GO Networks generally include embedded software.  We also recognize revenue from customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary.

For arrangements that do not contain software or embedded software that is more than incidental to the arrangement, we recognize revenue in accordance with the basic principles in Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, that is, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured.

For software arrangements, or in cases where the software is considered more than incidental and is essential to the functionality of the hardware products, revenue is recognized pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, and SOP No. 98-9, a Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions, and Emerging Issues Task Force (“EITF”) Issue No. 03-5, Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. In the case of loss contracts, we also consider the provisions of SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

 We evaluate each deliverable in the arrangement to determine whether it represents a separate unit of accounting. If objective and reliable evidence of fair value exists (vendor specific objective evidence or “VSOE”) for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on those relative fair values. If VSOE of fair value exists for all undelivered elements, but not for delivered elements, the residual method would be used to allocate the arrangement consideration.

To date, we have not been able to establish VSOE for any of the elements included in our revenue arrangements, as the software or hardware products or services have not yet been sold separately, nor has a standard price list been established. As a result, once the software or technology is delivered and the only undelivered element is services, the entire non-contingent contract value is recognized ratably over the remaining service period. Costs directly attributable to providing these services are also deferred and amortized over the remaining service period of the respective revenues.

For arrangements in which customers pay one contracted amount for multiple products and services, or a combination of products and services, we also consider EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Our software arrangements can include a software or technology license, non-recurring engineering (“NRE”) services and post-contract support (“PCS”).  Our sales of hardware can include PCS on the embedded software.

If elements cannot be treated as separate units of accounting, they are combined into a single unit of accounting and the associated revenue is deferred until all combined elements have been delivered or, until there is only one remaining element to be delivered.

Services sold separately are generally billed on a time and materials basis at agreed-upon billing rates, and revenue is recognized as the services are performed.

We earn royalty revenues on licensed embedded multimedia products sold by our licensees. Generally, royalties are paid by licensees on a per unit or contingent usage basis. The licensees generally report and pay the royalty in the quarter subsequent to the period of delivery or usage. We recognize royalty revenues based on royalties reported by licensees.

If we receive non-refundable advanced payments from licensees that are allocable to future contracts periods or could be creditable against other obligations of the licensee to us, the recognition of the related revenue is deferred until such future periods or until such creditable obligations lapse.

When royalty arrangements also provide for ongoing PCS that does not meet the criteria to be accrued on delivery of the software, the royalty is recognized ratably from the date the royalty report is received through the stated remaining term of the PCS arrangement.

In limited situations, we have determined that PCS revenue can be recognized upon delivery of the hardware or software. In these situations, we have determined that if PCS is for one year or less, the estimated cost of providing PCS during the arrangement is insignificant and unspecified upgrades or enhancements offered for the particular PCS arrangement historically has been and are expected to continue to be minimal and infrequently provided. In these limited situations, we have accrued all the estimated costs of providing the services, which to date have been insignificant.

Arrangements generally do not allow for product returns and we have no history of product returns. Accordingly, no allowance for returns has been provided. In instances where we have noted extended payment terms revenue is recognized in the period the payment becomes due. If an arrangement includes specified upgrade rights, revenue is deferred until the specified upgrade has been delivered.

The timing and amount of revenue recognition depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable.

Wireless Spectrum Licenses

 We capitalize as intangible assets wireless spectrum licenses that we acquire from third parties or through government auctions.  For wireless spectrum licenses purchased directly from third parties or through spectrum auctions, the cost basis of the wireless spectrum asset includes the purchase price paid for the license at the time of acquisition plus legal costs incurred to acquire the license. For wireless spectrum licenses acquired through a business combination or through the acquisition of a business where the assets of the business are comprised almost entirely of wireless spectrum, the cost basis of the wireless spectrum asset is determined through an allocation of the total purchase price to the tangible and identifiable intangible assets and liabilities of the acquired business or asset(s) and includes any deferred tax liabilities determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-11, Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.  For leased wireless spectrum rights, the asset and related liability are recorded at the net present value of future cash outflows using our incremental borrowing rate at the time of acquisition.

We have determined that certain of our wireless spectrum licenses meet the definition of indefinite-lived intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, because the licenses are either perpetual or may be renewed periodically for a nominal fee, provided that we continue to meet the service and geographic coverage provisions. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these wireless spectrum licenses. As of December 29, 2007, indefinite-lived wireless spectrum licenses that are not subject to amortization totaled $524.1 million.

Wireless spectrum licenses for which we have acquired lease rights from third parties are considered to have finite lives. The wireless license asset is then amortized over the contractual life of the lease. We have also acquired the rights to wireless spectrum licenses in Europe where the renewal terms are not yet well established.  We amortize these assets on a straight-line basis over the initial license period.  Amortization expense on wireless spectrum licenses is charged to general and administrative expense. As of December 29, 2007, amortized wireless spectrum licenses, net of accumulated amortization, totaled $109.7 million.

Valuation of Goodwill

At December 29, 2007, the aggregate carrying value of our goodwill was $171.1million. In accordance with SFAS No. 142, we do not amortize goodwill. In lieu of amortization, we are required to perform an annual review for impairment, or more frequently if impairment indicators arise. Goodwill is considered to be impaired if we determine that the carrying value of the goodwill exceeds its fair value.

We test goodwill for impairment annually at a reporting unit level using a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we then perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  We determined that our reporting units, as that term is defined in SFAS No. 142, are one level below our identified operating segments because discrete financial information is available. At December 29, 2007, our goodwill resides in three reporting units.

We primarily utilize an income approach that includes the discounted cash flow method to determine the fair value of our goodwill.  The discounted cash flow method determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period.  Both values are discounted to reflect the degree of risk inherent in an investment in the reporting unit and achieving the projected cash flows.  A weighted average cost of capital is determined for each reporting unit to be used as the discount rate.  The residual value is generally determined by applying a constant terminal growth rate to the estimated net cash flows at the end of the projection period.  Alternatively, the present value of the residual value may be determined by applying a market multiple at the end of the projection period.  For the goodwill impairment test performed during the fourth quarter of 2007, the discounted cash flows used to estimate fair value were based on discrete financial forecasts of five years for each of the reporting units. These forecasts were developed by management for planning purposes. Cash flows beyond these periods were estimated using terminal value calculations. The future cash flows were discounted to present value using discount rates ranging from 15% to 29% and terminal growth rates ranging from 4% to 6%. Based on the analysis, we concluded that our goodwill was not impaired.

We cannot assure you that the underlying assumptions used to forecast the cash flows will materialize as estimated. For example, if our projections of future customer order growth do not materialize, the fair value of our goodwill may fall below its carrying value. Therefore, we cannot assure you that when we complete our future reviews of our goodwill for impairment that a material impairment charge will not be recorded.  A variance in the discount rate or in management’s forecasts would have a significant impact on the estimated fair value of the reporting unit and consequently the amount of identified goodwill impairment, if any.

Valuation of Indefinite-Lived Intangible Assets

 In accordance with SFAS No. 142, we do not amortize indefinite-lived intangible assets. In lieu of amortization, we are required to perform an annual review for impairment, or more frequently if impairment indicators arise. Indefinite-lived intangible assets are considered to be impaired if we determine that the carrying value of the asset exceeds its fair value.

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

At December 29, 2007, the aggregate carrying value of our indefinite-lived wireless spectrum licenses was $524.1 million. For our indefinite-lived wireless spectrum licenses, we primarily utilize a market approach which determines fair value based on observed prices paid for equivalent licenses in the market.  There are established primary and secondary markets for our wireless spectrum licenses which provide sufficient data upon which to estimate fair market values.  We also considered other factors, such as trends in spectrum prices in general and evolving technology, consumer market and regulatory issues, that may potentially affect the value of our spectrum. We believe the market approach provides a more accurate estimate of the fair value of our indefinite lived wireless spectrum licenses as compared to an income approach. For purposes of performing our annual impairment assessment of indefinite-lived wireless spectrum licenses, we have segregated our indefinite lived intangible wireless spectrum licenses into five separate units of accounting using the guidance provided by EITF Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, based on the type of spectrum and location. Based on this analysis, we concluded that our indefinite-lived wireless spectrum licenses were not impaired.

At December 29, 2007, the aggregate carrying value of our other indefinite-lived intangible assets, which primarily consist of purchased tradenames and trademarks, was $2.4 million. For our other indefinite-lived intangible assets, we primarily utilize an income approach that includes the discounted cash flow method to determine fair value.  The discounted cash flow method determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period.  Both values are discounted to reflect the degree of risk inherent in an investment in the reporting unit and achieving the projected cash flows.  A weighted average cost of capital is determined for each reporting unit to be used as the discount rate.  The residual value is generally determined by applying a constant terminal growth rate to the estimated net cash flows at the end of the projection period.  Alternatively, the present value of the residual value may be determined by applying a market multiple at the end of the projection period.  For the indefinite-lived intangible asset impairment test performed during the fourth quarter of 2007, the discounted cash flows used to estimate fair value were based on discrete financial forecasts of five years for each of the reporting units. These forecasts were developed by management for planning purposes. Cash flows beyond these periods were estimated using terminal value calculations. The future cash flows were discounted to present value using a discount rate of 15% and a terminal growth rate of 6%. Based on this analysis, we concluded that our indefinite-lived intangible assets were not impaired.

We cannot assure you that the underlying assumptions used to forecast the cash flows will materialize as estimated. For example, if our projections of future customer order growth do not materialize, the fair value of our indefinite-lived intangible assets may fall below their carrying value. Therefore, we cannot assure you that when we complete our future reviews of our indefinite-lived intangible assets for impairment that a material impairment charge will not be recorded.  A variance in the discount rate or in management’s forecasts would have a significant impact on the estimated fair value of the reporting unit and consequently the amount of identified indefinite-lived intangible asset impairment, if any.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets to be held and used, including acquired intangible assets subject to amortization and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, the loss of legal ownership or title to the asset, significant negative industry or economic trends or the presence of other indicators that would indicate that the carrying amount of an asset or asset group is not recoverable.

A long-lived asset is considered to be impaired if the estimated undiscounted future cash flows resulting from the use of the asset and its eventual disposition are not sufficient to recover the carrying value of the asset. In order to estimate an asset’s undiscounted future cash flows, we utilize our internal forecast of our future operating results and cash flows, our strategic business plans and anticipated future economic and market conditions. There are inherent estimates and assumptions underlying this information and management’s judgment is required in the application of this information to the determination of an asset’s undiscounted future cash flows. No assurance can be given that the underlying estimates and assumptions utilized in our determination of an asset’s undiscounted future cash flows will materialize as anticipated. During 2007, we did not identify any conditions that would necessitate an impairment assessment of our long-lived assets.

Valuation of Share-Based Awards

We account for the grant of employee share-based awards under provisions of SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”).  Accordingly, we estimate the fair value of our share-based stock awards on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of certain input variables, as follows:

Expected Volatility. Volatility is a measure of the amount the stock price will fluctuate during the expected life of an award. We determine expected volatility based on an average of the historical stock price volatilities of certain of our peer companies due to lack of trading history of our common stock.

Risk-Free Interest Rate. Our assumption of the risk-free interest rate is based on the implied yield available on U.S. constant rate treasury securities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the share-based award.

Expected Dividend Yield. Because we have not paid any cash dividends since our inception and do not anticipate paying dividends in the foreseeable future, we assume a dividend yield of zero.

Expected Award Life. As none of the plans have sufficient history for estimating the term from grant date to full exercise of the option, we consider expected terms applied, in part, by certain of our peer companies to determine the expected life of each grant.

Under SFAS No. 123R, we are also required to estimate at the grant date the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”), and revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on industry and employee turnover data as well as an historical pre-vesting forfeitures occurring over the previous year. Under the true-up provisions of SFAS No. 123R, we recognize additional share-based compensation expense if the actual forfeiture rate is lower than estimated and a recovery of previously recognized share-based compensation expense if the actual forfeiture rate is higher than estimated.

We believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS No. 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes option-pricing model, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123R and the SAB No. 107, Share-Based Payment, using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer and willing seller market transaction. If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods than those currently applied, the share-based compensation expense that we recognize in the future may differ significantly from what we have reported historically.

Purchased In-Process Research and Development Costs

The values allocated to purchased in-process research and development costs were based on projects that had not reached technological feasibility and had no alternative future uses and were determined through established valuation techniques used in the high technology industry.  These costs were expensed at the respective dates of acquisition. The fair values assigned to purchased in-process research and development projects were determined by applying the income approach using the excess earnings methodology which involves estimating the future discounted cash flows to be derived from the currently existing technologies.

The following table summarizes our significant assumptions at the acquisition dates underlying the valuations of in-process research and development for our acquisitions completed in 2007, 2006 and 2005:

(dollars in millions)	Project	Weighted Average Estimated Percent Complete	Average Estimated Time to Complete	Estimated Cost to Complete	Risk Adjusted Discount Rate	Estimated Fair Value
2007 Acquisitions:
IPWireless	SoC3 wireless device chip	50%	1.0	$9.0	19%	$11.2
SDC	Video and audio software for handsets	50%	0.5	0.7	26%	0.9
2006 Acquisitions:
CYGNUS	802.16e base station and low power ASIC products	40%	2.0	19.8	20%	1.9
2005 Acquisition:
PacketVideo	Music on demand software, reference design platform and internet signaling protocol	35%	1.7	2.3	21%	6.6

Additionally, we acquired Tusonic’s server and database applications for delivering music-related content using web services development project which was determined to have an estimated fair value of $1.6 million using a risk adjusted discount rate of 19%.  At December 29, 2007, the SoC3 wireless device chip development project at IPWireless was still in process.  All other acquired in-process research and development projects were substantially completed.  Actual results to date have been consistent, in all material respects, with our assumptions at the time of the respective acquisitions.  The assumptions consist primarily of expected completion dates for the in-process research and development projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market.

Litigation

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

Income Taxes

We adopted Financial Accounting Standards Board ("FASB") Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, effective December 31, 2006, the beginning of our 2007 fiscal year. FIN No. 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position.  The initial application of FIN No. 48 to our tax positions had no impact on stockholders’ equity.  We did not record a cumulative effect adjustment related to the adoption of FIN No. 48.  We did not have any unrecognized tax benefits as of December 29, 2007.

Contractual Obligations

The following table summarizes our cash contractual obligations at December 29, 2007 as well as significant cash contractual obligations entered into subsequent to that date, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
(in thousands)	Total	2008	Years 2009- 2010	Years 2011- 2012	Years 2013 and Thereafter
Long-term obligations(1)	$397,471	$6,745	$358,077	$6,565	$26,084
Pending spectrum lease obligations(2)	7,985	902	1,574	1,652	3,857
Services and other purchase agreements	24,885	12,767	7,757	4,361	—
Operating leases	34,534	11,306	15,852	7,236	140
Series A Senior Convertible Preferred Stock(3)	375,811	—	—	—	375,811
Accrued purchase consideration payable in cash(4)	3,568	3,568	—	—	—
Total	$844,254	$35,288	$383,260	$19,814	$405,892

Significant contractual obligation entered into subsequent to December 29, 2007:
Convertible loan agreement(5)	$1,500	$1,500	$—	$—	$—
Business acquisition(6)	$4,500	$4,500	$—	$—	$—

(1)	Amounts presented do not include interest payments. We are required to make semiannual interest payments of approximately $12.3 million under the 7% Senior Secured Notes through 2010.
(2)
In November 2007, we entered into definitive agreements to lease spectrum located in California for initial payments aggregating $20.0 million, plus annual lease payments approximating $0.8 million through 2017. The leases expire on various dates through 2017 and each provides for three consecutive 10-year renewals.  At December 29, 2007, the transfers of control of the leases were pending final approval from the FCC.

(3)
We will be required to redeem all remaining outstanding shares of Series A Preferred Stock on March 28, 2017, at a price equal to the liquidation preference plus unpaid dividends. Each share of Series A Preferred Stock is convertible into a number of shares of our common stock equal to the liquidation preference then in effect divided by $11.05 and is convertible at any time at the option of the holder, or at our election after September 28, 2008, subject to the trading price of our common stock reaching $22.10 for a specified period of time, subject to adjustment. The Series A Preferred Stock is entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until March 28, 2011, we can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. At December 29, 2007, the liquidation preference totaled $375.8 million. If all shares of Series A Preferred Stock were converted at December 29, 2007, we would be obligated to issue 34.0 million shares of our common stock. For the purposes of the contractual obligations table, we have assumed that the Series A Preferred Stock will be redeemed for cash on March 28, 2017.

(4)
In addition to amounts payable in cash, we have accrued for $50.3 million at December 29, 2007, in additional purchase consideration payable through the issuance of shares of our common stock to the selling shareholders of IPWireless as a result of the achievement of certain revenue milestones in 2007 as specified in the acquisition agreement.  The actual number of shares to be issued will be based on the average closing price of our common stock for the 30 consecutive trading days ending with the third trading day immediately preceding the actual payment date.  We anticipate that the substantial majority of the amount due will be paid in March 2008.  Additional purchase consideration of up to $77.5 million may be paid to the selling shareholders of IPWireless based upon the achievement of certain revenue milestones in 2008 and 2009, inclusive, as specified in the acquisition agreement, with potential payments of up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to $56.3 million of such additional consideration will be payable in cash or shares of common stock at our election, up to $18.7 million of such amounts will be payable in cash or shares of common stock at the election of the representative of the IPWireless shareholders and up to $2.5 million is required to be paid in cash.  Additional purchase consideration of up to $25.6 million and $0.1 million may be paid to the selling shareholders of GO Networks in shares of our common stock and cash, respectively, subject to the achievement of certain operational milestones in February and August 2008.  We expect to complete our analysis of the achievement of the February 2008 milestone by the end of the first quarter of 2008.

(5)
In February 2008, we executed a loan agreement with Hughes Systique, our equity method investee, for 6% senior secured convertible notes, whereby we have committed to make available up to $1.5 million in funding.  The commitment expires in February 2011 and all principal and interest is due three years from the date of the advance. At the maturity date or upon a default event, we have the option to convert any unpaid amounts into shares of preferred stock of Hughes Systique.

(6)
On March 3, 2008, we acquired all of the outstanding equity interests of Southam Chile SA, a Chilean corporation, and Sociedad Televisora CBC Limitada, a Chilean limited liability company, for an initial cash payment of $4.5 million and additional cash payments of up to $1.7 million upon the occurrence of certain specified events prior to the third anniversary of the acquisition date.

Off-Balance Sheet Arrangements and Related Party Transactions

As of December 29, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

In addition to other investment funds and institutional investors, we sold 14%, 14% and 28%, respectively, of our Series A Senior Convertible Preferred Stock to Navation, Inc., an entity owned by Allen Salmasi, our Chairman and Chief Executive Officer, Manchester Financial Group, L.P., an entity indirectly owned and controlled by Douglas F. Manchester, a member of our board of directors, and affiliates of Avenue Capital, of which a member of our board of directors, Robert Symington, is a portfolio manager. Kevin Finn, our Chief Compliance Officer, also purchased less than 1% of the Series A Senior Convertible Preferred Stock.

Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141R, Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements – and amendment of ARB No. 51. The provisions of SFAS No. 160 establish accounting and reporting standards for the noncontrolling interests of a subsidiary.  The provisions of SFAS No. 160 are effective for us on in fiscal year 2009 and will be applied prospectively, except for the presentation of the noncontrolling interests, which for all periods would be reclassified to equity in the consolidated balance sheet and adjusted out of net income in the consolidated statements of operations. We are currently evaluating the impact of the provisions of SFAS No. 160 on our future consolidated financial statements.

In June 2007 the FASB ratified EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. This standard is not expected to have a material impact on our future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS No. 159 is effective for our fiscal year that begins on December 30, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS No. 159. We are currently evaluating whether or not to elect the option provided for in this standard.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal year that begins on December 30, 2007. We are in the process of evaluating the impact of our adoption of SFAS No. 157.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 29, 2007, our investment portfolios included unrestricted and restricted investment securities with fair values of $166.7 million and $75.0 million, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. Interest income earned on our investments is affected by changes in the general level of U.S. interest rates. These income streams are generally not hedged.

As of December 29, 2007, $102.2 million of our marketable securities were invested in auction rate securities (“ARS”).  Through March 10, 2008, we had reduced our total investments in ARS to $29.5 million, principally by investing in other short-term marketable securities as individual ARS reset periods came due and the securities were once again subject to the auction process. Through March 10, 2008, auctions for eight of these securities, with principal amounts aggregating $29.5 million, were unsuccessful due to recent weakness in the auction markets. As a result, we continued to hold these securities and earn interest at the maximum contractual rate.

Based on current market conditions, there is no assurance that auctions on the remaining ARS in our investment portfolio will be successful. Unsuccessful auctions will cause us to hold securities beyond their next scheduled auction reset dates and limit the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. However, our ability to liquidate and fully recover the carrying value of our remaining ARS in the near term may be limited. These developments may result in the classification of some or all of these securities as long-term in our consolidated financial statements in 2008 or future periods. In addition, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may, in the future, be required to adjust the carrying value of these investments through an impairment charge.

 Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

Foreign Currency Risk

In addition to our U.S. operations, we conduct business through subsidiaries in Europe, Israel, Asia-Pacific, Canada and South America. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the Pound Sterling, Euro, Israeli Shekel and Swiss Franc exchange rates. Additionally, a portion of our sales to customers located in foreign countries, specifically certain sales by our IPWireless subsidiary, are denominated in Euros, which subjects us to foreign currency risks related to those transactions. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We do not currently have hedging contracts in effect.

Item 8. Financial Statements and Exhibits

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	69
Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	70
Consolidated Statements of Operations for the Years Ended December 29, 2007 and December 30, 2006, and for the Period from Inception (April 13, 2005) to December 31, 2005	71
Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’/Members’ Equity for the Years Ended December 29, 2007 and December 30, 2006, and for the Period from Inception (April 13, 2005) to December 31, 2005	72
Consolidated Statements of Cash Flows for the Years Ended December 29, 2007 and December 30, 2006, and for the Period from Inception (April 13, 2005) to December 31, 2005	73
Notes to Consolidated Financial Statements	74
Schedule II - Valuation and Qualifying Accounts	106

Financial Statement Schedules: Financial statements schedules other than those appearing on page 106 are omitted as they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NextWave Wireless Inc.

We have audited the accompanying consolidated balance sheets of NextWave Wireless Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’/members’ equity and cash flows for the years then ended and for the period from April 13, 2005 (date of inception) through December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NextWave Wireless Inc. at December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for the years then ended and for the period from April 13, 2005 (date of inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NextWave Wireless Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
March 11, 2008

NEXTWAVE WIRELESS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
	December 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$53,050	$32,980
Marketable securities	113,684	167,705
Accounts receivable, net of allowance for doubtful accounts of $1,419 and $321, respectively	14,788	5,056
Inventory	4,934	266
Deferred contract costs	27,840	2,397
Prepaid expenses and other current assets	9,444	7,571
Total current assets	223,740	215,975
Restricted cash	75,000	75,000
Wireless spectrum licenses, net	633,881	527,998
Goodwill	171,056	32,184
Other intangible assets, net	82,388	18,570
Property and equipment, net	44,382	17,529
Other noncurrent assets	28,291	9,823
Total assets	$1,258,738	$897,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,885	$1,630
Accrued expenses	76,137	33,537
Current portion of long-term obligations	6,745	3,065
Deferred revenue	55,964	10,253
Other current liabilities and deferred credits	2,931	1,240
Total current liabilities	167,662	49,725
Deferred income tax liabilities	103,264	75,774
Long-term obligations, net of current portion	320,782	298,030
Accrued purchase consideration and bonuses payable	57,903	—
Other long-term obligations and deferred credits	8,376	3,324

Minority interest in subsidiary	—	1,048
Commitments and contingencies
Redeemable Series A Senior Convertible Preferred Stock, $0.001 par value; 355 shares authorized; 355 shares issued and outstanding, liquidation preference of $375,811 at December 29, 2007	371,986	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 92,667 and 83,716 issued and outstanding at December 29, 2007, and December 30, 2006, respectively	93	84
Additional paid-in-capital	686,918	620,423
Accumulated other comprehensive income (loss)	12,836	(357)
Accumulated deficit	(471,082)	(150,972)
Total stockholders’ equity	228,765	469,178
Total liabilities and stockholders’ equity	$1,258,738	$897,079

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended		Inception (April 13, 2005) to
	December 29, 2007	December 30, 2006	December 31, 2005
Revenues:
Technology licensing and service	$38,246	$24,284	$4,144
Hardware	20,861	—	—
Total revenues	59,107	24,284	4,144
Operating expenses:
Cost of technology licensing and service revenues	22,080	12,054	4,573
Cost of hardware revenues	41,017	—	—
Engineering, research and development	149,645	54,304	17,508
Sales and marketing	29,727	9,992	2,960
General and administrative	92,992	50,043	15,159
Purchased in-process research and development costs	12,060	3,538	6,600
Business realignment costs (credits)	—	(7,121)	13,031
Total operating expenses	347,521	122,810	59,831
Loss from operations	(288,414)	(98,526)	(55,687)
Other income (expense):
Interest income	16,076	12,533	11,051
Interest expense	(46,408)	(20,647)	(1,006)
Other income (expense), net	(1,777)	(23)	(20)
Total other income (expense), net	(32,109)	(8,137)	10,025
Loss before provision for income taxes and minority interest	(320,523)	(106,663)	(45,662)
Income tax benefit (provision)	(635)	35	(417)
Minority interest	1,048	1,608	127
Net loss	(320,110)	(105,020)	(45,952)
Less: Preferred stock dividends	(20,810)	—	—
Accretion of issuance costs on preferred stock	(210)	—	—
Net loss applicable to common shares	$(341,130)	$(105,020)	$(45,952)
Net loss per common share – basic and diluted	$(3.81)	$(1.28)	N/A
Weighted average shares used in per share calculation	89,441	81,841	N/A

See Note 1 for pro forma net loss per common share information for the period ending December 31, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’/MEMEBERS’ EQUITY
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Membership Interests		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’/ Members’	Comprehensive
	Shares	Amount	Shares	Amount	Units	Amount	Capital	(Loss)	Deficit	Equity	Loss
Capital contributions upon inception (April 13, 2005)	—	$—	—	$—	488,672	$588,279	$—	$—	$—	$588,279
Accumulated deficit of variable interest entity contributed upon inception (April 13, 2005)	—	—	—	—	—	—	—	—	(3,206)	(3,206)
Share-based compensation for non-employee advisory services	—	—	—	—	—	1,075	—	—	—	1,075
Unrealized net losses on marketable securities	—	—	—	—	—	—	—	(832)	—	(832)	$(832)
Net loss	—	—	—	—	—	—	—	—	(45,952)	(45,952)	(45,952)
Balance at December 31, 2005	—	—	—	—	488,672	589,354	—	(832)	(49,158)	539,364	$(46,784)
Units issued and stock options exchanged in a business acquisition	—	—	—	—	1,558	1,558	904	—	—	2,462
Shares/units issued for stock/unit options and warrants exercised, net of repurchases	—	—	1,504	2	1,382	1,382	6	—	—	1,390
Sale of restricted units	—	—	—	—	1,000	1,000	—	—	—	1,000
Share-based compensation expense	—	—	—	—	—	3,969	1,187	—	—	5,156
Distributions to members	—	—	—	—	—	(3,481)	—	—	—	(3,481)
Accumulated deficit of variable interest entity eliminated upon acquisition by NextWave	—	—	—	—	—	—	—	—	3,206	3,206
Fair value of warrants issued in connection with the issuance of 7% Senior Secured Notes	—	—	—	—	—	24,626	—	—	—	24,626
Exchange membership interests for common shares in conjunction with the Corporate Conversion Merger	—	—	82,212	82	(492,612)	(618,408)	618,326	—	—	—
Unrealized net gains on marketable securities	—	—	—	—	—	—	—	475	—	475	$475
Net loss	—	—	—	—	—	—	—	—	(105,020)	(105,020)	(105,020)
Balance at December 30, 2006	—	—	83,716	84	—	—	620,423	(357)	(150,972)	469,178	$(104,545)
Shares issued for cash, net of issuance costs and embedded derivatives of $4,035	355	350,966	—	—	—	—	—	—	—	—
Shares issued to acquire IPWireless, Inc.	—	—	7,651	8	—	—	74,514	—	—	74,522
Shares issued under stock incentive plans	—	—	379	—	—	—	2,174	—	—	2,174
Shares issued for warrants exercised	—	—	670	1	—	—	3	—	—	4
Share-based compensation expense	—	—	251	—	—	—	10,824	—	—	10,824
Imputed dividends on Series A Senior Convertible Preferred Stock	—	20,810	—	—	—	—	(20,810)	—	—	(20,810)
Accretion of issuance costs on Series A Senior Convertible Preferred Stock	—	210	—	—	—	—	(210)	—	—	(210)
Unrealized net gains on marketable securities	—	—	—	—	—	—	—	348	—	348	$348
Foreign currency translation adjustment	—	—	—	—	—	—	—	12,845	—	12,845	12,845
Net loss	—	—	—	—	—	—	—	—	(320,110)	(320,110)	(320,110)
Balance at December 29, 2007	355	$371,986	92,667	$93	—	$—	$686,918	$12,836	$(471,082)	$228,765	$(306,917)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended		Inception (April 13, 2005) to
	December 29, 2007	December 30, 2006	December 31, 2005
OPERATING ACTIVITIES
Net loss	$(320,110)	$(105,020)	$(45,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,957	6,081	661
Amortization of intangible assets	24,320	5,831	2,926
Non-cash share-based compensation	18,419	5,156	1,075
In-process research and development	12,060	3,538	6,600
Accretion of interest expense	21,201	9,503	939
Minority interest	(1,048)	(1,537)	—
Non-cash business realignment costs (credits)	—	(7,121)	13,031
Losses incurred on strategic investment	1,359	1,494	159
Other non-cash adjustments	6,234	848	(614)
Changes in operating assets and liabilities:
Accounts receivable	4,317	(1,513)	(406)
Inventory	1,124	(266)	—
Deferred contract costs	(24,024)	(1,499)	(424)
Prepaid expenses and other current assets	(2,118)	(2,197)	(3,742)
Other assets	1,376	(724)	205
Accounts payable and accrued liabilities	13,557	22,819	4,758
Deferred revenue	34,063	8,599	1,760
Other current liabilities and deferred credits	988	(329)	350
Net cash used in operating activities	(196,325)	(56,337)	(18,674)
INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	45,005	457,985	1,137,962
Proceeds from sales of marketable securities	1,101,201	1,091,844	—
Purchases of marketable securities	(1,091,837)	(1,351,477)	(1,503,544)
Cash paid for business combinations, net of cash acquired	(99,198)	(8,446)	(46,621)
Payments for wireless spectrum licenses	(54,464)	(400,337)	(18,780)
Purchase of property and equipment	(29,922)	(13,036)	(7,278)
Cash paid for investment in software development company	—	—	(4,500)
Other, net	(551)	(1,909)	—
Net cash used in investing activities	(129,766)	(225,376)	(442,761)
FINANCING ACTIVITIES
Proceeds from the sale of Series A Senior Convertible Preferred Stock, net of costs to issue	351,146	—	—
Proceeds from long-term obligations, net of costs to issue	—	295,018	—
Payment to restricted cash account securing long-term obligations	—	(75,000)	—
Payments on long-term obligations	(4,777)	(2,502)	(15)
Proceeds from the sale of common shares and membership equity interests	2,178	2,390	—
Proceeds from investment by joint venture partner	—	2,585	—
Cash distributions paid to members	(2,034)	(1,447)	—
Net cash provided by financing activities	346,513	221,044	(15)
Effect of foreign currency exchange rate changes on cash	(352)	—	—
Net increase (decrease) in cash and cash equivalents	20,070	(60,669)	(461,450)
Cash and cash equivalents, beginning of period	32,980	93,649	555,099
Cash and cash equivalents, end of period	$53,050	$32,980	$93,649

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies and Significant Accounts

NextWave Wireless Inc. (together with its subsidiaries, “NextWave”, “we”, “our” or “us”) is a wireless technology company that develops, produces, and markets mobile multimedia and wireless broadband products, including device-embedded software for mobile handsets, advanced mobile TV systems, fourth generation (“4G”) wireless broadband semiconductors and mobile broadband network equipment. Our products and technologies are designed to power wireless networks and devices that enable mobile multimedia and wireless broadband services. Our customers include many of the world’s largest mobile handset and wireless service providers.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We have generated net losses of $320.1 million, $105.0 million and $46.0 million for the years ended December 29, 2007 and December 30, 2006 and for the period from inception (April 13, 2005) to December 31, 2005, respectively, and have an accumulated deficit of $471.1 million at December 31, 2007.  We have used cash from operating activities of $196.3 million, $56.3 million and $18.7 million for the years ended December 29, 2007 and December 30, 2006 and for the period from April 13, 2005 through December 31, 2005, respectively.  We have net working capital of $56.1 million at December 29, 2007.

We have funded our operations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from our issuance of 7% Senior Secured Notes in July 2006 and the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock in March 2007. Our total unrestricted cash, cash equivalents and marketable securities at December 29, 2007 totaled $166.7 million.

Based on the operating plan for the year ended December 27, 2008 approved by our board of directors, management believes our existing cash, cash equivalents and marketable securities, the release of the $75 million of restricted cash and cash forecasted to be generated by operations will be sufficient to meet the our estimated working capital and capital expenditures requirements through at least March 2009.

If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives.

Our long term operating success will depend on our ability to develop, introduce and market enhancements to our existing products and services, to introduce new products and services in a timely manner, which meet customer requirements and to respond to competitive pressures and technological advances.  In order for us to achieve positive operating results and positive cash flows, we will need to achieve a substantial increase in the level of revenues and achieve sufficient gross margins to cover our ongoing operating expenses and debt service costs.

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

We have been approached by a number of wireless carriers with preliminary indications of interest in acquiring certain of our wireless spectrum licenses.  We plan to entertain such offers to the extent we deem the terms to be attractive and have met with a nationally recognized investment banking firm to discuss our plans for a disposition of spectrum. There can be no assurance that any spectrum disposition will be consummated.

Corporate Conversion Merger

In order to convert NextWave Wireless LLC with and into a corporate form, the Board of Managers and a majority in interest of the holders of NextWave Wireless LLC membership units approved the merger of NextWave Wireless LLC with a wholly owned subsidiary of a newly formed Delaware corporation, NextWave Wireless Inc. (“Corporate Conversion Merger”). On November 13, 2006, the Corporate Conversion Merger was completed and NextWave Wireless LLC became a wholly-owned subsidiary of NextWave Wireless Inc. Under the terms of the merger agreement, NextWave Wireless Inc. issued shares of its common stock to holders of NextWave Wireless LLC’s membership units in exchange for all of the outstanding membership units of NextWave Wireless LLC, with NextWave Wireless LLC unitholders receiving one share of NextWave Wireless Inc. common stock for every six membership units of NextWave Wireless LLC that they held. Additionally, the terms of the CYGNUS 2004 Stock Option Plan, a plan administered by NextWave’s wholly-owned subsidiary, CYGNUS Communications, Inc. (“CYGNUS”), which was amended in February 2006, provided for the conversion of each CYGNUS option into 0.05097 options to purchase shares of NextWave common stock at the time of the conversion. Following the Corporate Conversion Merger, NextWave Wireless LLC’s obligation to file periodic reports under the Securities Exchange Act of 1934 was suspended, and NextWave Wireless Inc. became the successor to NextWave Wireless LLC for Securities and Exchange Commission (“SEC”) reporting purposes.

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

The assets and liabilities contributed to NextWave on April 13, 2005, were recorded at their carryover basis, which we believe approximated fair value, at that date and include the assets and liabilities of CYGNUS at their respective book values, including cash of $5.1 million, which were consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 (Revised) (“FIN 46(R)”). A summary of the consolidated assets and liabilities contributed to us on April 13, 2005 is as follows:

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

Principles of Consolidation and Strategic Investments

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned and majority-owned subsidiaries as of December 29, 2007 and December 30, 2006 and for the years then ended, and for the period from April 13, 2005 (date of inception) through December 31, 2005. Our operating results through January 2006 also include those of CYGNUS, of which we were the primary beneficiary until February 2006, when we acquired all of the remaining ownership interests of the entity and it became a wholly-owned subsidiary. Minority interest principally represents minority shareholders’ proportionate share of the net equity in our consolidated subsidiary, Inquam Broadband Holding (“Inquam Broadband”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The equity method of accounting is used for our October 2005 investment in preferred stock of Hughes Systique Corporation, an early stage software development services company. NextWave’s share in the income or loss is determined by applying the equity method of accounting using the “hypothetical-liquidation-at-book-value” method. Under the hypothetical-liquidation-at-book-value method, the investor’s share of earnings or losses is determined based on changes in the investor’s claim in the book value of the investee. Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any other-than-temporary declines in value. NextWave’s share of the losses of Hughes Systique of $1.4 million, $1.5 million and $0.2 million for the years ended December 29, 2007 and December 30, 2006, and the period from inception (April 13, 2005) to December 31, 2005, respectively, are included in engineering, research and development expenses in the accompanying consolidated statements of operations.

Hughes Systique also provides us with engineering consulting services under an agreement whereby we have committed to use the services of 50 engineers at Hughes Systique through June 2009.  Engineering consulting expenses totaled $1.5 million and $0.2 million during the years ended December 29, 2007 and December 30, 2006.  No expenses were incurred during the period from inception (April 13, 2005) to December 31, 2005.

In February 2008, we executed a loan agreement with Hughes Systique for 6% senior secured convertible notes, whereby we committed to make available up to $1.5 million in funding.  The commitment expires in February 2011 and all principal and interest is due three years from the date of the advance. At the maturity date or upon a default event, we have the option to convert any unpaid amounts into shares of preferred stock of Hughes Systique.  The carrying value of this investment, was $1.5 million and $2.8 million at December 29, 2007 and December 30, 2006, respectively, and is reported in other noncurrent assets in the accompanying consolidated balance sheets. These amounts combined with the funds made available under the loan agreement of $1.5 million, represent our maximum remaining exposure to a loss.

Fiscal Year End

Effective January 1, 2006, we changed our fiscal year end and quarterly reporting periods from quarterly calendar periods ending on December 31, to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal years 2007 and 2006 were 52-week years ending on December 29, 2007 and December 30, 2006, respectively, and the first 53-week year will occur in 2009.

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

Revenues, Cost of Revenues and Deferred Contract Costs

We derive revenues primarily from contracts to provide embedded multimedia software products for mobile devices and related royalties through our PacketVideo subsidiary.  In 2007, we also began to derive revenues from sales of wireless broadband and mobile broadcast network products and services by our newly acquired subsidiaries, IPWireless and GO Networks. The wireless broadband and mobile broadcast network products and services sold by IPWireless and GO Networks generally include embedded software.  We also recognize revenue from customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary.

For arrangements that do not contain software or embedded software that is incidental to the arrangement, we recognize revenue in accordance with the basic principles in Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured.

For software arrangements, or in cases where the software is considered more than incidental and is essential to the functionality of the hardware or the infrastructure products, revenue is recognized pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, SOP No. 98-9, A Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions and Emerging Issues Task Force (“EITF”) Issue No. 03-5, Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. We also consider the provisions of SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

We evaluate each deliverable in the arrangement to determine whether it represents a separate unit of accounting. If objective and reliable evidence of fair value exists (i.e. vendor specific objective evidence or “VSOE”) for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on those relative fair values. If VSOE of fair value exists for all undelivered elements, but not for delivered elements, the residual method would be used to allocate the arrangement consideration.

To date, we have not been able to establish VSOE for any of the elements included in our revenue arrangements, as the software and hardware products or services have not yet been sold separately, nor has a standard price list been established. As a result, once the software or technology is delivered and the only undelivered element is services, the entire non-contingent contract value is recognized ratably over the remaining service period. Costs directly attributable to providing these services are also deferred and amortized over the remaining service period of the respective revenues.

For arrangements in which customers pay one contracted amount for multiple products and services, or a combination of products and services, we also consider EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Our software arrangements can include a software or technology license, non-recurring engineering (“NRE”) services, and post contract support (“PCS”).

If elements cannot be treated as separate units of accounting under EITF No. 00-21, they are combined into a single unit of accounting and the associated revenue is deferred until all combined elements have been delivered or, until there is only one remaining element to be delivered. Services sold separately are generally billed on a time and materials basis at agreed-upon billing rates, and revenue is recognized as the services are performed.

We earn royalty revenues on licensed embedded multimedia products sold by our licensees. Generally, royalties are paid by licensees on a per unit or contingent usage basis. The licensees generally report and pay the royalty in the quarter subsequent to the period of delivery or usage. We recognize royalty revenues based on royalties reported by licensees.

If we receive non-refundable advanced payments from licensees that are allocable to future contracts periods or could be creditable against other obligations of the licensee to us, the recognition of the related revenue is deferred until such future periods or until such creditable obligations lapse.

When royalty arrangements also provide for ongoing PCS that does not meet the criteria to be accrued on delivery of the software, the royalty is recognized ratably from the date the royalty report is received through the stated remaining term of the PCS arrangement. In limited situations, we have determined that PCS revenue can be recognized upon delivery of the software because the obligation to provide PCS is for one year or less, the estimated cost of providing the PCS during the arrangement is insignificant and unspecified upgrades or enhancements offered for the particular PCS arrangement historically has been and are expected to continue to be minimal and infrequently provided. In these instances, we have accrued all the estimated costs of providing the services, which to date have been insignificant.

Arrangements generally do not allow for product returns and we have no history of product returns. Accordingly, no allowance for returns has been provided. In instances where we have noted extended payment terms revenue is recognized in the period the payment becomes due. If an arrangement includes specified upgrade rights, revenue is deferred until the specified upgrade has been delivered.

The timing and amount of revenue recognition depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that our management believes are reasonable.

Warranty Obligations

Our products typically carry a one-year hardware warranty.  We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience and any known product warranty issues.

Sales Taxes Collected

Sales taxes collected from customers and remitted to various governmental agencies are excluded from revenues in our consolidated statement of operations.

Shipping Revenues and Costs

Product shipping costs billed to our customers are included in hardware revenues in the accompanying consolidated statements of operations. The costs of shipping products to our customers are expensed as incurred and are included in cost of revenue in our consolidated statements of operations.

Engineering, Research and Development

Engineering, research and development costs are expensed as incurred, except for burdened direct costs associated with deferred revenue from contract engineering services performed by NextWave.

            We account for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. As a result of the manner in which we develop software, technological feasibility is often reached only when a working model of the software is completed and has been confirmed by testing, which is generally shortly before the products are available for general release to customers. Through December 29, 2007, costs incurred after technological feasibility is established have been insignificant, and accordingly, we have expensed all research and development costs when incurred.

Business Realignment Costs

            Business realignment costs for the period from inception (April 13, 2005) to December 31, 2005 were $13.0 million and include non-cash impairment costs of $5.9 million for certain hardware and service costs deemed to have no value in consideration of the then current technology and marketing trial plans in Las Vegas, Nevada. The impairment loss recognized was equal to the carrying value of impaired assets. Additionally, upon emergence from bankruptcy, we assumed certain future purchasing obligations regarding the procurement of network services, up to a contract value of $30.0 million, which had a termination liability equal to $9.0 million, less 30% of the contract value utilized subsequent to emergence and prior to termination. In October 2005, upon completion of a business review of our planned market trial plans in Las Vegas, Nevada and other markets, we determined that we could not reasonably foresee meeting our minimum purchase obligations under this agreement. Therefore, an accruable event was deemed to have occurred and a $7.1 million impairment loss was recognized in October 2005. During 2006, this reserve was reversed as a result of a contract renegotiation reducing the contract value to $10.0 million and extending the term of the agreement to 2016. We are presently contracting certain network services with this vendor and believe that we will continue to fulfill our obligation under the terms of the amended contract.

Income Taxes

We adopted Financial Accounting Standards Board ("FASB") Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, effective in 2007. FIN No. 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The initial application of FIN No. 48 to our tax positions had no impact on stockholders’ equity.  We did not record a cumulative effect adjustment related to the adoption of FIN No. 48.  We did not have any unrecognized tax benefits as of December 29, 2007.

Accumulated Other Comprehensive Income (Loss)

            Accumulated other comprehensive income (loss) includes unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments that are excluded from the consolidated statements of operations and are reported as a separate component in stockholders’/members’ equity.

Accumulated other comprehensive income (loss) consists of the following:

(in thousands)	December 29, 2007	December 30, 2006
Cumulative foreign currency translation adjustments	$12,845	$—
Cumulative unrealized losses on marketable securities	(9)	(357)
	$12,836	$(357)

Net Loss Per Common Share, Pro Forma Net Loss and Pro Forma Net Loss Per Common Share Information

Basic and diluted net loss per common share for the year ended December 29, 2007 is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the year, without consideration of common stock equivalents.  Basic and diluted net loss per common share for the year ended December 30, 2006 is computed by dividing net loss for the year by the weighted average number of membership units outstanding prior to the Corporate Conversion Merger, on a converted basis as if the Corporate Conversion Merger occurred on January 1, 2006, combined with the weighted average number of shares of common stock outstanding after the Corporate Conversion Merger, without consideration of common stock equivalents.

The pro forma basic and diluted loss per share for the period from inception (April 13, 2005) to December 31, 2005 is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period as if the Corporate Conversion Merger occurred at April 13, 2005. The pro forma net loss assumes that the Corporate Conversion Merger occurred as of the beginning of the periods presented and that we were a taxable corporation from the beginning of those periods.

            The computations for basic and diluted loss per common share and pro forma basic and diluted loss per common share are as follows:

	Years Ended		(Pro Forma) Inception (April 13, 2005) to
(in thousands, except per share data)	December 29, 2007	December 30, 2006	December 31, 2005
Net loss	$(320,110)	$(105,020)	$(45,952)
Net loss applicable to common shares	$(341,130)	$(105,020)	$(45,952)
Basic and diluted loss per common share	$(3.81)	$(1.28)
Pro forma basic and diluted loss per common share			$(0.56)
Weighted average shares used in per share calculation	89,441	81,841	—
Pro forma weighted average shares used in per share calculation	—	—	81,445

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted loss per share as they are antidilutive.  The share amounts are determined using a weighted average of the shares outstanding during the respective periods and assume that December 29, 2007 was the end of the contingency period for any contingently issuable shares in accordance with SFAS No. 128, Earnings per Share.

	Years Ended		(Pro Forma) Inception (April 13, 2005) to
(in thousands)	December 29, 2007	December 30, 2006	December 31, 2005
Series A Senior Convertible Preferred Stock	24,928	—	—
Outstanding stock options	16,619	9,209	—
Common stock warrants	2,500	2,313	—
Contingently issuable shares under advisory contract	833	833	366
Restricted stock	210	149	—
Pro forma outstanding stock options	—	—	5,934
Pro forma common stock warrants	—	—	220

In addition to the securities listed above, we may be required to issue shares of our common stock in payment of additional purchase consideration due in connection with our acquisitions of IPWireless and GO Networks (Note 2).  We may also be required to issue shares of common stock in payment of bonuses due under the IPWireless Employee Stock Bonus Plan and the GO Networks Employee Stock Bonus Plan (Note 9).

Cash and Cash Equivalents, Marketable Securities and Restricted Cash

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 29, 2007 and December 30, 2006 consisted primarily of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

Restricted cash at December 29, 2007 and December 30, 2006 represents $75.0 million in a restricted collateral account which is required to be maintained at all times while the 7% Senior Secured Notes remain outstanding. The cash may be invested in U.S. Treasury or agency obligations, municipal securities, commercial paper, certificates of deposit or bankers’ acceptances, all with maturities less than one year and with certain minimum credit ratings. The restricted cash is reported as a non-current asset in the consolidated balance sheets at December 29, 2007 and December 30, 2006, as it secures our 7% Senior Secured Notes, which are non-current. On March 10, 2008, the holders of the 7% Senior Secured Notes agreed to release the restriction on the $75.0 million, subject to the payment of a consent fee (Note 4).

 At December 29, 2007 and December 30, 2006, all marketable securities have been categorized as available-for-sale and are reported at fair value. Fair value is determined using quoted market prices. Unrealized gains and losses are reported in other comprehensive income (loss) in stockholders’/members’ equity, unless the decline in value is deemed to be other-than-temporary, in which case the loss is charged to expense. Realized gains and losses are included in interest income in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.  There were no significant gross realized gains or losses related to sales of marketable securities for any of the periods presented.  Gross unrealized gains (losses) are as follows:

		Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 29, 2007
Auction rate securities	$102,247	$—	$—	$102,247
Commercial paper	84,946	3	(12)	84,937
Money market funds	1,500	—	—	1,500
Total portfolio	188,693	3	(12)	188,684
Less restricted portion	(75,000)	—	—	(75,000)
Total unrestricted short-term investments	$113,693	$3	$(12)	$113,684
December 30, 2006
Auction rate securities	$118,986	$—	$—	$118,986
Municipal securities	58,456	—	(6)	58,450
U.S. Treasury and Agency obligations	39,251	—	(200)	39,051
Corporate notes	25,845	—	(151)	25,694
Money market funds	500	—	—	500
Cash	24	—	—	24
Total portfolio	243,062	—	(357)	242,705
Less restricted portion	(75,000)	—	—	(75,000)
Total unrestricted short-term investments	$168,062	$—	$(357)	$167,705

Contractual maturities for all marketable securities held at December 29, 2007 are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$86,446	$86,437
Due in greater than 10 years	102,247	102,247
	$188,693	$188,684

We regularly monitor and evaluate the realizable value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the security has been less than its original cost, analyst recommendations, any news that has been released specific to the investee and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we record a charge to investment expense which is reported in interest income in the statements of operations.

Investments considered to be temporarily impaired are as follows:

		Less than 12 months of Temporary Impairment		12 months or More of Temporary Impairment		Total
(dollars in thousands)	Number of investments	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 29, 2007
Commercial paper	2	$9,936	$(12)	$—	$—	$9,936	$(12)
December 30, 2006
Municipal securities	5	$11,411	$(6)	$—	$—	$11,411	$(6)
U.S. Treasury and Agency obligations	3	4,031	(1)	34,797	(199)	38,828	(200)
Corporate notes	3	—	—	25,141	(151)	25,141	(151)
Total portfolio		$15,442	$(7)	$59,938	$(350)	$75,380	$(357)

The unrealized losses on these securities were primarily caused by recent increases in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity.  As a result, we do not believe these securities to be other-than-temporarily impaired as of December 29, 2007

As of December 29, 2007, $102.2 million of our marketable securities were invested in auction rate securities (“ARS”).  None of the auctions involving our ARS holdings had failed as of December 29, 2007.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded according to contractual agreements. Credit terms for payment of products and services are extended to customers in the normal course of business and no collateral is required. The allowance for doubtful accounts is estimated based on our historical losses, the existing economic conditions, and the financial stability of our customers. Receivables are written-off in the period that they are deemed uncollectible.  At December 29, 2007, gross accounts receivable consisted of $14.5 million and $1.7 million in billed and unbilled receivables, respectively.  At December 30, 2006, gross accounts receivable consisted of $4.6 million and $0.8 million in billed and unbilled receivables, respectively.

Inventory

Inventories are stated at the lower of cost (first-in, first out) or market. We establish allowances for estimated obsolete and unmarketable inventory based upon assumptions about future market demand.  Lower of cost or market adjustments reduce the carrying value of the related inventory and take into considerations reduction in sales prices, excess inventory levels and obsolete inventory. These adjustments are done on a part-by-part basis. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed of. Inventory consists of raw materials, work-in-process and finished goods as follows:

(in thousands)	December 29, 2007	December 30, 2006
Raw materials	$1,152	$—
Work in process	89	266
Finished goods	3,693	—
	$4,934	$266

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Direct external costs of developing software for internal use are capitalized through implementation of the software. Maintenance, repairs, and minor renewals and betterments are charged to expense as incurred.

Property and equipment, net, consists of the following:

(dollars in thousands)	Estimated Useful Life (in years)	December 29, 2007	December 30, 2006
Furniture and equipment	2-10	$33,940	$13,626
Purchased software	2-3	9,400	7,296
Building and improvements	15	6,401	—
Leasehold improvements	1-15	5,850	2,358
Land		4,109	—
Construction in progress		2,191	846
		61,891	24,126
Less: Accumulated depreciation		(17,509)	(6,597)
Total property and equipment, net		$44,382	$17,529

Wireless Spectrum Licenses, Goodwill and Other Intangible Assets

 We capitalize as intangible assets wireless spectrum licenses that we acquire from third parties or through government auctions.  For wireless spectrum licenses purchased directly from third parties or through spectrum auctions, the cost basis of the wireless spectrum asset includes the purchase price paid for the license at the time of acquisition plus legal costs incurred to acquire the license. For wireless spectrum licenses acquired through a business combination or through an asset acquisition, the cost basis of the wireless spectrum asset is determined through an allocation of the total purchase price to the tangible and identifiable intangible assets and liabilities of the acquired business or asset(s) and includes any deferred tax liabilities determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-11, Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.  For leased wireless spectrum rights, the asset and related liability are recorded at the net present value of future cash outflows using our incremental borrowing rate at the time of acquisition.

We have determined that certain of our wireless spectrum licenses meet the definition of indefinite-lived intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, because the licenses are either perpetual or may be renewed periodically for a nominal fee, provided that we continue to meet the service and geographic coverage provisions. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these wireless spectrum licenses.

Wireless spectrum licenses for which we have acquired lease rights from third parties are considered to have finite lives. The wireless license asset is then amortized over the contractual life of the lease. We have also acquired the rights to wireless spectrum licenses in Europe where the renewal terms are not yet well established.  We amortize these assets on a straight-line basis over the initial license period.  Amortization expense on wireless spectrum licenses is charged to general and administrative expense.

Wireless spectrum licenses, goodwill and other intangible assets consist of the following:

	December 29, 2007			December 30, 2006
(dollars in thousands)	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Leased wireless spectrum licenses	14.9	$122,102	$12,366	14.1	$82,385	$4,438
Purchased technology	7.0	70,215	13,767	7.0	9,614	1,821
Purchased customer base	7.4	14,620	2,876	8.0	5,960	1,044
Purchased tradenames and trademarks	6.0	9,708	1,250	5.0	110	24
Non-compete agreements	3.6	4,628	2,667	4.0	2,800	1,193
Other	7.0	1,848	475	7.5	1,892	228
	11.2	$223,121	$33,401	12.6	$102,761	$8,748
Intangible assets not subject to amortization:
Wireless spectrum licenses		$524,145			$450,051
Goodwill		171,056			32,184
Purchased tradenames and trademarks		2,404			2,504
		$697,605			$484,739

In March 2007, we acquired all of the outstanding shares of common stock of 4253311 Canada Inc., a Canadian corporation, which resulted in the addition of $41.7 million of indefinite-lived wireless spectrum licenses. The assets of 4253311 Canada Inc. were comprised almost entirely of wireless spectrum and therefore the acquisition was accounted for as an asset purchase rather than as the purchase of a business based on guidance under EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.  The value assigned to the wireless spectrum includes the cash purchase price of $26.0 million, closing costs of $0.2 million and $15.5 million in associated deferred tax liabilities as determined in accordance with EITF Issue No. 98-11.

In July 2006, we acquired WCS Wireless, Inc., which resulted in the addition of $236.4 million of indefinite-lived wireless spectrum licenses. The assets of WCS Wireless, Inc. were comprised almost entirely of wireless spectrum and therefore the acquisition was accounted for as an asset purchase rather than as the purchase of a business based on guidance under EITF Issue No.  98-3. The value assigned to the wireless spectrum includes the cash purchase price of $160.5 million, legal costs of $0.1 million and $75.8 million in associated deferred tax liabilities as determined in accordance with EITF 98-11. During the year ended December 30, 2006, we also acquired other licensed spectrum rights for $245.0 million in cash and $4.0 million through the assumption of lease liabilities.

During the year ended December 29, 2007, our gross wireless spectrum assets increased by $113.8 million, of which $46.0 million was acquired through business acquisitions and $40.1 million was acquired directly for cash of $34.5 million and future lease commitments of $5.6 million.  The remaining increase was due to non-cash deferred tax adjustments under EITF Issue No. 98-11 of $15.5 million and the effects from foreign currency translation of $12.2 million.

The estimated aggregate amortization expense for amortized intangible assets as of December 29, 2007 is expected to be $29.1 million, $26.4 million, $23.8 million, $21.2 million, $21.3 million and $67.9 million during fiscal years 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

Changes in our goodwill are as follows:

(in thousands)	Balance at Beginning of Year	Current Year Acquisitions	Adjustments(1)	Foreign Currency Translation Effect	Balance at End of Year
Year Ended December 29, 2007	$32,184	$139,072	$(1,516)	$1,316	$171,056
Year Ended December 30, 2006	$24,782	$7,776	$(374)	$—	$32,184

(1)
Adjustments during the year ended December 29, 2007 resulted from adjustments to deferred tax assets acquired and liabilities assumed in prior year acquisitions. Adjustments during the year ended December 30, 2006 resulted from adjustments to liabilities assumed in prior year acquisitions

Spectrum Clearing Obligations

We own Advanced Wireless Services (“AWS”) spectrum that we acquired via the Federal Communications Commission (“FCC”) Auction #66.  Our AWS spectrum currently is used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. We have not incurred any spectrum clearing costs to date.

Valuation of Goodwill and Indefinite-Lived Intangibles

In accordance with SFAS No. 142, we do not amortize goodwill and indefinite-lived intangible assets. In lieu of amortization, we are required to perform an annual review for impairment, or more frequently if impairment indicators arise. Goodwill and indefinite-lived intangible assets are considered to be impaired if we determine that their carrying values exceed their fair values.

We test goodwill for impairment annually at a reporting unit level using a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we then perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We determined that our reporting units, as that term is defined in SFAS No. 142, are one level below our identified operating segments because discrete financial information is available. At December 29, 2007, our goodwill resides in three reporting units.

We test indefinite-lived intangible assets, such as indefinite-lived wireless spectrum licenses, at the unit of accounting level by making a determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. We also evaluate the remaining useful life of our intangible assets that are not subject to amortization on an annual basis to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, that asset is tested for impairment. After recognition of the impairment, if any, the asset is amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

For our goodwill and indefinite-lived intangible assets, excluding indefinite-lived wireless spectrum licenses, we primarily utilize an income approach that includes the discounted cash flow method to determine fair value.  The discounted cash flow method determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period.  Both values are discounted to reflect the degree of risk inherent in an investment in the reporting unit and achieving the projected cash flows.  A weighted average cost of capital is determined for each reporting unit to be used as the discount rate.  The residual value is generally determined by applying a constant terminal growth rate to the estimated net cash flows at the end of the projection period.  Alternatively, the present value of the residual value may be determined by applying a market multiple at the end of the projection period.

For our indefinite-lived wireless spectrum licenses, we primarily utilize a market approach which determines fair value based on observed prices paid for equivalent licenses in the market.  There are established markets for our wireless spectrum licenses which provide sufficient data upon which to estimate fair value.  We also considered other factors, such as trends in spectrum prices in general and evolving technology, consumer market and regulatory issues, that may potentially affect the value of our spectrum.  For purposes of performing our annual impairment assessment of indefinite-lived wireless spectrum licenses, we have segregated our indefinite lived intangible wireless spectrum licenses into five separate units of accounting using the guidance provided by EITF Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, based on the type of spectrum and location.

We performed our annual impairment assessments for goodwill and indefinite-lived intangible assets in October 2007 and 2006, and concluded that our goodwill and indefinite-lived intangible assets were not impaired.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets to be held and used, including acquired intangible assets subject to amortization and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, the loss of legal ownership or title to the asset, significant negative industry or economic trends or the presence of other indicators that would indicate that the carrying amount of an asset or asset group is not recoverable.

A long-lived asset is considered to be impaired if the estimated undiscounted future cash flows resulting from the use of the asset and its eventual disposition are not sufficient to recover the carrying value of the asset. In order to estimate an asset’s undiscounted future cash flows, we utilize our internal forecast of our future operating results and cash flows, our strategic business plans and anticipated future economic and market conditions. There are inherent estimates and assumptions underlying this information and management’s judgment is required in the application of this information to the determination of an asset’s undiscounted future cash flows. No assurance can be given that the underlying estimates and assumptions utilized in our determination of an asset’s undiscounted future cash flows will materialize as anticipated.

During 2007 and 2006, we did not identify any conditions that would necessitate an impairment assessment of our long-lived assets.  For the period from inception (April 13, 2005) to December 30, 2006, business realignment costs in the consolidated statements of operations includes impairment losses of $5.9 million. The impairment loss recognized included the carrying value of impaired assets and loss contracts.

Deferred Financing Costs, Debt Discount and Debt-Related Warrants

Costs incurred to issue debt are deferred and included in other noncurrent assets in the accompanying consolidated balance sheets.  We amortize debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts and the fair value of any warrants issued in conjunction with the debt are recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	December 29, 2007	December 30, 2006
Accrued compensation and related expenses	$23,845	$9,417
Accrued consulting and purchase commitments	17,716	4,870
Accrued contract losses	14,220	528
Accrued interest	11,151	11,178
Accrued professional fees	3,896	3,746
Accrued acquisition consideration and related costs	3,568	—
Accrued equity distributions payable	—	2,034
Other	1,741	1,764
Total accrued expenses	$76,137	$33,537

Redeemable Series A Senior Convertible Preferred Stock

Costs incurred to issue the Series A Preferred Stock are deferred and recorded as a reduction to the reported balance of the preferred stock in the consolidated balance sheet. The costs are accreted using the effective interest method over the period from the date of issuance through March 28, 2017, the stated redemption date. In accordance with EITF Issue No. D-98, Classification and Measurement of Redeemable Securities, the resulting increases from the accretion of the issue costs and accrued dividends on the preferred stock are affected by charges against retained earnings or, in the absence of retained earnings, by charges against paid-in capital. This increases loss applicable to common stockholders in the calculation of loss per common share.

Our obligation to pay contingent cash dividends and cash premiums upon redemption or liquidation of the preferred shares constitute embedded derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The initial estimated fair values of the respective embedded derivative were recorded as long-term liabilities in the consolidated balance sheet, reducing the reported value of the Series A Preferred Stock. In accordance with SFAS No. 133, these derivatives will be measured at fair value at each reporting date and any subsequent changes in the estimated fair value of the embedded derivative are recorded as a charge to other income (expense) in the accompanying consolidated statements of operations.

Share-Based Compensation

We adopted SFAS No. 123(R), Share-Based Payments, on January 1, 2006.  SFAS No. 123(R) requires the recognition of the fair value of share-based compensation in results of operations. We recognize share-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Compensation expense for awards with graded vesting is recognized on a straight-line basis with adjustments to at least equal the measured cost of the vested tranches. Prior to January 1, 2006, we accounted for employee equity awards using Accounting Policies Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations in accounting for share-based compensation, and provided the pro forma disclosure information required under SFAS No. 123, Accounting for Stock-Based Compensation.

 We adopted the provisions of SFAS No. 123(R) using the prospective transition method, whereby we continue to account for nonvested equity awards to employees outstanding at December 31, 2005 using APB No. 25, and apply SFAS No. 123(R) to all awards granted or modified after that date. In accordance with the prospective method transition rules of SFAS No. 123(R), we no longer provide the pro forma disclosures required by SFAS No. 123 as SFAS No. 123(R) precludes companies that used the minimum value method for pro forma disclosure from continuing to provide those pro forma disclosures for outstanding awards accounted for under the intrinsic value method of APB No. 25.

Share-based compensation expense related to non-employee options, warrants and restricted shares is measured using the fair value method as prescribed by SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

Litigation

We are currently involved in certain legal proceedings. Although there can be no assurance that unfavorable outcomes in any of these matters would not have a material adverse effect on operating results, liquidity or financial position, we believe the claims are without merit and intends to vigorously defend the actions. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of December 29, 2007, we have not recorded any accrual for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact results of operations.

Foreign Currency

Monetary assets and liabilities of our foreign subsidiaries whose functional currency is the U.S. dollar are remeasured into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses associated with monetary assets and liabilities are translated at the rates of exchange that approximate the rates in effect at the transaction date. Non-monetary assets and liabilities and related elements of revenues, expenses, gains and losses are remeasured at historical exchange rates. Resulting exchange gains or losses are recognized in the consolidated statements of operations in other income and expense, net.

Assets and liabilities of our foreign subsidiaries whose functional currency is other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect as of the balance sheet date and monthly results of operations are translated into U.S. dollars at the average rates of exchange for that month.  Gains or losses resulting from these foreign currency translations are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets.

Net foreign currency exchange losses included in our consolidated statements of operations totaled $0.2 million, $0.1 million and $20,000 for the years ended December 29, 2007, December 30, 2006 and for the period from inception (April 13, 2005) to December 31, 2005, respectively.

Segments of a Business Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, provides public business enterprises with standards for reporting information about operating segments in annual and interim financial reports, including disclosures of profit or loss and total assets for each reportable segment. During the fourth quarter of 2007, after a series of significant acquisitions, we reorganized our businesses into four reportable segments on the basis of products, services and strategic initiatives: Semiconductors, Multimedia, Networks and Strategic Initiatives.  Prior to the fourth quarter of 2007, we operated in one reportable segment, a wireless technology business focused on developing, acquiring and marketing next-generation mobile broadband and wireless multimedia products and technologies.

Guarantees

We account for guarantees in accordance with Financial Accounting Standards Board Interpretation (“FASB”) Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees and requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.

Recent Accounting Pronouncements

 In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements – and amendment of ARB No. 51. The provisions of SFAS No. 160 establish accounting and reporting standards for the noncontrolling interests of a subsidiary.  The provisions of SFAS No. 160 are effective for us in fiscal year 2009 and will be applied prospectively, except for the presentation of the noncontrolling interests, which for all periods would be reclassified to equity in the consolidated balance sheet and adjusted out of net income in the consolidated statements of operations. We are currently evaluating the impact of the provisions of SFAS No. 160 on our future consolidated financial statements.

In June 2007 the FASB ratified EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. This standard is not expected to have a material impact on our future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS No. 159 is effective for our 2008 fiscal year. We are currently evaluating whether or not to elect the option provided for in this standard.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for our fiscal year that begins on December 30, 2007. We are in the process of evaluating the impact of the adoption of SFAS No. 157.

Reclassifications

Certain amounts in the previously reported financial statements have been reclassified to conform to the current period presentation.

2.	Business Combinations

During the two years ended December 29, 2007 and for the period from inception (April 13, 2005) to December 31, 2005, we completed the following significant business combinations which were accounted for in accordance with SFAS No. 141, Business Combinations:

Company Acquired	Date Acquired	Business
Websky Argentina SA (“Websky”)	October 2007	Developer and operator of wireless broadband services over licensed frequencies in Argentina
WiMax Telecom AG	July 2007	Developer and operator of WiMAX networks and wireless broadband spectrum concessions in Austria, Slovakia and Croatia
IPWireless, Inc.	May 2007	Developer and supplier of TD-CDMA network equipment and subscriber terminals
GO Networks, Inc.	February 2007	Developer of advanced mobile Wi-Fi network solutions for service providers.
SDC Secure Digital Container AG (“SDC”)	January 2007	Developer of Java music clients for mobile phones
CYGNUS Communications, Inc.	February 2006	Developer of hardware products for wireless broadband services
PacketVideo Corporation	July 2005	Provider of multimedia software for mobile handsets and other converged devices

In addition to the business combinations listed above, we also completed two individually immaterial business combinations in each of 2007 and 2006.  At December 29, 2007, we owned 100% of the voting interests of all of the acquired companies listed above.

In addition to the acquisitions listed above, in January 2006, we acquired 51% of the equity securities of newly formed Inquam Broadband for $1.6 million. The primary reason for the investment is to provide us with an entry into the wireless broadband telecommunications market in Germany and Switzerland.  In October 2007, we acquired the remaining interest in Inquam Broadband for a cash payment of $0.9 million and the assignment to the selling shareholder of a $2.1 million receivable owned by Inquam Broadband.  Additionally, in connection with the acquisition, Inquam Broadband agreed to provide certain project management and support services with an implied total value of $0.6 million to a subsidiary of the selling shareholder for a period of up to two years.

Contemporaneously with our acquisition of a 65.38% ownership interest in WiMax Telecom in July 2007, we were granted an exclusive and irrevocable call option and the remaining minority shareholders were granted an exclusive and irrevocable put option for the shares held by the remaining minority shareholders for 3.6 million Euros.  We exercised our call option in December 2007 for $5.2 million.  Based on the guidance provided by EITF Issue No. 00-4, Majority Owner’s Accounting for a Transaction in the Shares of Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in That Subsidiary, we treated the WiMax Telecom put/call option as a derivative contract that is viewed on a combined basis with the minority interest and accounted for the derivative as a financing of our acquisition of the minority interest in WiMax Telecom.  Accordingly, we consolidated 100% of WiMax Telecom from the acquisition date.  At acquisition, we recognized a liability for the fair value of the derivative of $4.5 million which was included in the determination of the purchase price of WiMax Telecom.  We accreted $0.3 million in imputed interest on the liability to interest expense during the year ended December 29, 2007.

Our primary reasons for entering into these acquisitions were to accelerate our time-to-market and growth plans for embedded multimedia software products and services, expand our product portfolio to incorporate WiMAX and/or Wi-Fi technologies, and complement our WiMAX product line with wide-area and local-area wireless broadband services using stand-alone or integrated Wi-Fi/WiMAX solutions that utilize both licensed and license-exempt spectrum.

The consolidated financial statements include the operating results of each business from their respective dates of acquisition, except for CYGNUS and its subsidiaries which were already included in the consolidated financial statements from the date of our inception (April 13, 2005) through the date of acquisition in February 2006 as we were deemed to be the primary beneficiary during that time in accordance with Financial Interpretation Number (“FIN”) No. 46(R), Consolidation of Variable Interest Entities.

Purchase Price

The total purchase price of our acquisitions was as follows:

(in thousands)	IPWireless	WiMax Telecom	SDC	GO Networks	Websky	Other Acquisitions	Total
2007 Acquisitions
Cash, including closing costs	$28,804	$14,321	$19,110	$15,795	$13,229	$5,715	$96,974
Fair value of common stock issued	74,522	—	—	—	—	—	74,522
Accrual for contingent consideration	51,594	—	—	223	1,875	—	53,692
Debt assumed and paid at closing	—	5,825	—	1,338	—	259	7,422
Less cash acquired	(3,768)	(676)	(1,340)	(462)	(13)	(149)	(6,408)
Total purchase price	$151,152	$19,470	$17,770	$16,894	$15,091	$5,825	$226,202
2006 Acquisitions	CYGNUS	Immaterial Acquisitions					Total
Cash, including closing costs	$18,198	$9,039					$27,237
Conversion of convertible preferred stock into common stock	1,884	—					1,884
Membership interest issued	1,558	—					1,558
Fair value of stock options exchanged	904	—					904
Debt assumed	—	320					320
Accumulated CYGNUS losses while consolidated in accordance with FIN 46(R)	(8,550)	—					(8,550)
Less cash acquired	(4,190)	(49)					(4,239)
Total purchase price	$9,804	$9,310					$19,114
2005 Acquisition	PacketVideo						Total
Cash, including closing costs	$47,033						$47,033
Less cash acquired	(337)						(337)
Total purchase price	$46,696						$46,696

The fair value of common stock issued was based upon the actual number of shares issued to the IPWireless shareholders using the average closing trading price of our common stock on Nasdaq during a five-day trading period beginning two trading days prior to the announcement of the acquisition on April 9, 2007. Of the initial purchase consideration paid in our acquisition of IPWireless, $5.0 million was deposited into an escrow account to settle any potential loss contingencies existing at acquisition. We must submit any claims for indemnifiable losses, as defined in the acquisition agreement, to escrow by May 11, 2008, the first anniversary of the acquisition date.

Purchase Price Allocation

Under the purchase method of accounting, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the respective dates of acquisition in accordance with SFAS No. 141 as follows for our acquisitions:

(in thousands)	2007 Acquisitions(1)	2006 CYGNUS	2005 PacketVideo
Accounts receivable	$14,671	$196	$3,498
Inventory	5,792	—	—
Deferred contract costs	1,687	—	474
Prepaid and other current assets	3,195	511	792
Property and equipment	9,034	704	679
Wireless spectrum licenses	45,969	—	—
Intangible assets	76,516	1,790	19,500
In-process research and development	12,060	1,890	6,600
Goodwill	135,419	5,066	20,238
Other noncurrent assets	505	1,039	825
Accounts payable and other current liabilities	(41,070)	(613)	(3,047)
Deferred revenue	(13,449)	—	(2,343)
Provision for loss contract	(13,440)	—	—
Long-term obligations and deferred credits	(16,512)	(779)	(520)
Total purchase price	$220,377	$9,804	$46,696

(1)	Includes only the individually significant acquisitions listed in the purchase price table above.

The excess of the purchase price over the acquired net tangible assets of $39.7 million, plus $9.7 million attributed to associated deferred tax liabilities under EITF Issue No. 98-11, for our acquisitions of WiMax Telecom and Websky in 2007 has been preliminarily allocated to wireless spectrum licenses and purchased customer base intangible asset at December 29, 2007.  The purchased intangible asset valuations for these two acquisitions are expected to be completed during the second quarter of 2008. The related impact from value assigned to in-process research and development costs or to amortization expense, if any, will be adjusted on a prospective basis.

In connection with the acquisition of IPWireless, we recorded an accrual for severance totaling $0.6 million for four IPWireless employees whose employment terminated as a result of the acquisition, all of which was paid as of December 29, 2007.

Experienced employees with expertise in wireless technology, reduction in the time required to develop products, expansion of our portfolio of product and services, enhance the functionality of existing products and services and operations in specialized niches in the wireless industry were among the factors that contributed to purchase prices that resulted in the recognition of goodwill. None of our goodwill is anticipated to be tax deductible.

Purchased Intangible Assets and In-Process Research and Development

The amounts allocated to purchased intangible assets and in-process research and development and their respective amortizable lives are as follows:

(dollars in thousands)	Weighted Average Life (in Years)	2007 Acquisitions(1)	Weighted Average Life (in Years)	2006 CYGNUS	Weighted Average Life (in Years)	2005 PacketVideo
Purchased technology	7.0	$58,090	7.0	$1,680	7.0	$8,600
Purchased trade names and trademarks	6.0	9,270	5.0	110	indefinite	2,400
Non-compete agreements	2.6	1,620	—	—	4.0	2,800
Purchased customer base	6.6	7,536	—	—	8.0	5,700
In-process research and development	none	12,060	none	1,890	none	6,600
		$88,576		$3,680		$26,100

(1)	Includes only the individually significant acquisitions listed in the purchase price table above.

The fair values assigned to purchased technology and purchased in-process research and development were determined by applying the income approach using the excess earnings methodology which involves estimating the future discounted cash flows to be derived from the currently existing technologies. The purchased trade names and trademarks were valued using the income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them. The fair values assigned to the purchased customer base existing on the acquisition date was determined by applying the income approach using the excess earnings methodology based upon estimated future discounted cash flows attributable to revenues project to be generated from those customers. The non-compete agreements were valued using the with-and-without method, based on the present value of cash flows associated with the savings due to having the agreements in place.

The amounts allocated to purchased in-process research and development costs were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to in-process research and development meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

Purchased in-process research and development costs related to 2007 acquisitions include IPWireless’ next-generation backwards compatible chip for use in wireless devices and six of SDC’s video and audio software projects valued at $11.2 million and $0.9 million, respectively. Purchased in-process research and development costs related to 2006 acquisitions include developed core technology for CYGNUS’s family of low power ASIC products and its 802.16e MAC and PHY infrastructure base station product, with an aggregate fair value of $1.9 million and for Tusonic Corporation’s server and database applications for delivering music-related content using web services, valued at $1.6 million.  Purchased in-process research and development costs for 2005 include PacketVideo’s Music on Demand Service software suite, the development of a reference design platform that incorporates multimedia communications and entertainment software, and a signaling protocol for internet conferencing, telephony, presence, events notification and instant messaging, with an aggregate value of $6.6 million.   These in-process projects had not yet reached technological feasibility and had no alternative future uses at the respective dates of acquisition and, therefore, expensed in the consolidated statement of operations at the respective dates of acquisition.

Contingent Purchase Consideration

At December 29, 2007, we accrued $51.6 million in additional purchase consideration payable to the selling shareholders of IPWireless as a result of the achievement of certain revenue milestones in 2007 as specified in the acquisition agreement.  Of the total amount accrued, $1.3 million is expected to be paid in cash and $50.3 million is expected to be paid through the issuance of shares of our common stock.  The actual number of shares to be issued will be based on the average closing price of our common stock for the 30 consecutive trading days ending with the third trading day immediately preceding the actual payment date.  We anticipate that the substantial majority of the amount due will be paid in March 2008. Of the $51.6 million in additional purchase consideration, $21.0 million will be deposited into an escrow account to settle any potential contingencies existing at acquisition. We must submit any claims for indemnifiable losses, as defined in the acquisition agreement, to escrow by May 11, 2008, the first anniversary of the acquisition date. We have preliminarily allocated the additional purchase consideration of $51.6 million to goodwill. Were we to recover any amounts deposited into escrow as a result of a successful claim, the cash and/or shares of common stock received would be recorded as a reduction in previously recognized goodwill.

Additional purchase consideration of up to $77.5 million may be paid to the selling shareholders of IPWireless based upon the achievement of certain revenue milestones in 2008 and 2009 as specified in the acquisition agreement, with potential payments of up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to $56.3 million of such additional consideration will be payable in cash or shares of common stock at our election, up to $18.7 million of such amounts will be payable in cash or shares of common stock at the election of the representative of IPWireless shareholders and up to $2.5 million is required to be paid in cash. In accordance with SFAS No. 141, the contingent consideration will be recorded as additional purchase price when the contingency is resolved and the consideration is determinable and becomes issuable.

Additional purchase consideration of up to $25.6 million and $0.1 million may be paid to the selling shareholders of GO Networks in shares of our common stock and cash, respectively, subject to the achievement of specified operational milestones in February and August 2008, which include customer acceptance of certain product units and the continued employment of certain key employees. In accordance with SFAS No. 141, the contingent consideration payable to non-employee stockholders and to employee stockholders where payment is not contingent upon continuing employment will be recorded as additional purchase price when the contingency is resolved and the consideration is determinable and becomes issuable. In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, contingent consideration payable to employee stockholders that is contingent upon continuing employment will be expensed over any remaining earnout period as compensation when the payment becomes probable. The probability of achievement of the performance conditions is reassessed at each reporting date.  At December 29, 2007, we assessed the probability of achievement of the milestones and determined that additional purchase consideration was probable of payment.  Accordingly, during the year ended December 29, 2007, we recognized $1.0 million of share-based compensation expense based on the portion of the requisite service period elapsed through December 29, 2007.  This amount has been reported in other long-term liabilities and deferred credits in the consolidated balance sheet at December 29, 2007.  We expect to complete our analysis of the achievement of the February 2008 milestone by the end of the first quarter of 2008.

In connection with our acquisition of Websky, we entered into a supplemental agreement with the selling shareholder whereby additional purchase consideration of $2.5 million is payable to the selling shareholder in monthly installments over the one-year period following the acquisition date. The selling shareholder may also receive additional payments upon the occurrence of certain events specified in the agreement on or before the one-year anniversary of the acquisition. We have concluded that the payments due to the selling shareholder under the supplemental agreement represent additional purchase consideration in accordance with EITF Issue No. 95-8 as the payments are not contingent upon to a service requirement by the selling shareholder. Accordingly, we have included the $2.5 million payable to the selling shareholder in the determination of the initial purchase price of Websky.

Pro Forma Results

The following unaudited pro forma financial information assumes that the acquisitions of IPWireless, SDC, GO Networks and WiMax Telecom occurred at the beginning of fiscal 2007 and 2006, respectively, and that the acquisition of PacketVideo occurred at inception (April 13, 2005). The unaudited pro forma financial information does not reflect any other acquisitions, as the effects of those acquisitions were not significant on an individual basis or in the aggregate. These unaudited pro forma financial results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions occurred on these dates, or of future results of operations.

	Years Ended		Inception (April 13, 2005) to
(in thousands, except per share amounts)	December 29, 2007	December 30, 2006	December 31, 2005
Pro Forma Amounts:	(Unaudited)
Revenues	$63,005	$31,532	$8,449
Net loss	(356,235)	(213,617)	(48,659)
Net loss applicable to common shares	(377,255)	(213,617)	N/A
Net loss per common share – basic and diluted	$(4.09)	$(2.39)	N/A

The pro forma amounts above include interest expense on debt assumed that is calculated using our effective borrowing rate at the date of acquisition and nonrecurring charges for in-process research and development of $12.1 million for the years ended December 29, 2007 and December 30, 2006, and $6.6 million for the period from inception (April 13, 2005) to December 31, 2005.

3.	Related Party Transactions

On March 28, 2007, we issued and sold 355,000 shares of our Series A Senior Convertible Preferred Stock at a price of $1,000 per share. In addition to other investment funds and institutional investors, 14%, 14% and 28% of the Series A Senior Convertible Preferred Stock was sold respectively, to Navation, Inc., an entity owned by Allen Salmasi, our Chairman and Chief Executive Officer, Manchester Financial Group, L.P. ("Manchester Financial"), an entity indirectly owned and controlled by Douglas F. Manchester, a member of our board of directors, and affiliates of Avenue Capital, of which a member of our board of directors, Robert Symington, is a portfolio manager. Kevin Finn, our Chief Compliance Officer, also purchased less than 1% of the Series A Senior Convertible Preferred Stock (Note 8).

On July 17, 2006, we issued 7% Senior Secured Notes due July 17, 2010 in the aggregate principal amount of $350.0 million. The purchasers of the 7% Senior Secured Notes were investment funds and other institutional investors, including affiliates of Avenue Capital, among others. Neither Mr. Symington nor Avenue Capital or its affiliates received any compensation in connection with the financing (Note 4).

On July 18, 2005, we issued options to purchase 83,000 common shares to Manchester Financial as consideration for services rendered in connection with our acquisition of certain licensed spectrum leases. The options were immediately vested with a one year term at an exercise price of $6.00 per share and were subsequently exercised in 2006. The fair value of these options was estimated at the date of grant to be $108,000 using the Black Scholes method of valuing options with the following assumptions: risk free interest rate of 3.64%, dividend yield of 0%, expected volatility of 51% and an expected life of 1 year. The fair value was recorded to general and administrative expense at the date of grant.

4.	Long-Term Obligations

Long-term obligations consist of the following:

(dollars in thousands)	December 29, 2007	December 30, 2006
7% Senior Secured Notes, $350,000 due 2010, net of unamortized discount and fair value of warrants of $51,399 and $69,325 at December 29, 2007 and December 30, 2006, respectively, interest payable semiannually in January and July each year, secured by FCC licenses and spectrum leases with a book value of $433,523 and $75,000 in restricted cash	$298,601	$280,675
Wireless spectrum leases, weighted average imputed interest rates of 9.66% and 8.43% at December 29, 2007 and December 30, 2006, respectively, expiring from 2011 through 2036, net of unamortized discounts of $18,505 and $9,758 at December 29, 2007 and December 30, 2006, respectively, with one to five renewal options ranging from 10 to 15 years each	24,799	20,091
9.08% note, due June 1, 2009, principal and interest of $214 payable monthly, net of unamortized discount of $40, secured by $24,139 in assets held by GO Networks	3,540	—
Other	587	329
Total long-term obligations	327,527	301,095
Less current portion	(6,745)	(3,065)
Long-term portion	$320,782	$298,030

Payments due on these obligations during each of the five years subsequent to December 29, 2007 are as follows:

(in thousands)
Fiscal Years:
2008	$6,745
2009	4,685
2010	353,392
2011	3,326
2012	3,239
Thereafter	26,084
397,471
Less unamortized discount	(69,944)
Less current portion	(6,745)
Total long-term obligations	$320,782

On July 17, 2006, we issued 7% Senior Secured Notes due July 17, 2010 (the “Notes”) in the aggregate principal amount of $350.0 million. The Notes were issued at a 15% original issue discount, resulting in gross proceeds of $297.5 million. After the payment of transaction related expenses, we received net proceeds of $295.0 million available for the sole purpose of financing spectrum acquisitions and leases. The costs incurred to issue the Notes, which totaled $2.5 million were deferred and are included in other assets in the consolidated balance sheet.  We are amortizing the deferred financing costs over the expected term of the Notes using the effective interest method. No scheduled principal payments will be due on the Notes before the maturity date of July 17, 2010. The Notes are pre-payable at our option at specified premiums to the principal amount that will decline over the term of the Notes from 105% to 100%, plus a make-whole amount applicable until July 17, 2008. The obligations under the Notes are secured by first priority liens on certain pledged equity interests, FCC licenses, spectrum leases, securities accounts, proceeds from any of the foregoing as well as proceeds derived in any way from foreign licenses. We are required to maintain $75.0 million in cash or cash equivalents from funds other than the proceeds of the Notes in a restricted collateral account at all times while the Notes remain outstanding, which is classified as restricted cash in the accompanying consolidated balance sheets.

The purchase agreement for the 7% Senior Secured Notes contains representations and warranties, affirmative and negative covenants including, without limitation, our obligation to not become liable to any additional indebtedness, subject to certain exceptions including the ability to enter into spectrum leases or to incur $25.0 million of acquired company debt or purchase money indebtedness. As of December 29, 2007, we have become liable for additional indebtedness totaling $4.4 million.  Management believes that we are in compliance with our debt covenants at December 29, 2007.

In connection with the issuance of the 7% Senior Secured Notes, we issued to the purchasers of the Notes warrants to purchase an aggregate of 4.1 million shares of our common stock at an exercise price of $0.01 per share. The warrants are immediately exercisable and expire on July 15, 2009. During years ended December 29, 2007 and December 30, 2006, warrants to purchase 0.7 million and 1.5 million shares of common stock were exercised for cash totaling $4,000 and $8,000, respectively.  At December 29, 2007, 1.9 million shares of common stock remained subject to issuance upon exercise of outstanding and exercisable warrants.

On March 10, 2008, we amended the original purchase agreement for the Notes.  Under the amended purchase agreement, we may withdraw up to the full amount of the $75.0 million cash reserve account established as collateral for the Notes for use in funding our business plan, subject to the payment of a consent fee of $3.5 million per $25.0 million withdrawn.  The amended purchase agreement also permits us to incur an additional $25.0 million of indebtedness for the purposes of funding a working capital line of credit subject to specified subordination terms, and an additional $100.0 million of second lien indebtedness related to working capital that remains subject to an intercreditor agreement with a party that is reasonably satisfactory to the holders of a majority in aggregate principal amount of the Notes and intercreditor terms that are reasonably satisfactory to the holders of at least two-thirds in aggregate principal amount of the Notes.  In addition, the amended purchase agreement restricts the types of investments that can be held in the cash reserve account to exclude auction rate or similar securities.

Certain of our wireless spectrum lease arrangements provide for the payment of royalties based on 0.25% of gross revenues, realized on the use of the spectrum subject to a cap ranging from 100% to 150% of the annual spectrum lease payments. Additionally, all of our wireless spectrum lease agreements require us to construct, operate and maintain wireless services so as to satisfy the FCC’s substantial service deadline by May 1, 2011. Certain agreements require us to make network connections available for the lessor’s use that are equivalent to a specified percentage of the transmission capacity created.

5.	Fair Values of Financial Instruments

We used the following methods and assumptions in estimating the fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Marketable securities: The fair values for marketable debt securities are based on quoted market prices.

Restricted cash: The fair values for marketable debt securities included in restricted cash are based on quoted market prices.

7% Senior Secured Notes: Since we are accreting the carrying value of the 7% Senior Secured Notes up to their face value over the expected term of the notes using the effective interest method, the fair value of the notes approximates their carrying value.

Wireless spectrum leases, note payable to bank and other long-term obligations: The fair values of our wireless spectrum leases, note payable to bank and other long-term obligations are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of financial instruments are as follows:

	December 29, 2007		December 30, 2006
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$53,056	$53,056	$32,980	$32,980
Marketable securities	113,684	113,684	167,705	167,705
Restricted cash	75,000	75,000	75,000	75,000
Financial liabilities:
7% Senior Secured Notes	298,601	298,601	280,675	280,675
Wireless spectrum leases	24,799	19,481	20,091	15,785
Note payable to bank	3,540	3,540	—	—
Other long-term obligations	587	587	329	329

6.	Income Taxes

Our loss before provision for income taxes and minority interest is as follows:

	Years Ended		Inception (April 13, 2005) to
(in thousands)	December 29, 2007	December 30, 2006	December 31, 2005
United States	$(251,331)	$(103,272)	$(43,737)
Foreign	(69,192)	(3,391)	(1,925)
	$(320,523)	$(106,663)	$(45,662)

Our income tax provision (benefit) is as follows:

	Years Ended		Inception (April 13, 2005) to
(in thousands)	December 29, 2007	December 30, 2006	December 31, 2005
Current income tax expense (benefit):
Federal	$—	$(265)	$258
State	35	10	7
Foreign	791	220	152
Total current income tax expense (benefit)	826	(35)	417
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	(191)	—	—
Total deferred income tax benefit	(191)	—	—
Total provision (benefit) for income taxes	$635	$(35)	$417

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

The tax effects of the major items recorded as deferred income tax assets and liabilities are as follows:

(in thousands)	December 29, 2007	December 30, 2006
Current deferred income tax assets:
Deferred revenue	$14,485	$4,777
Other current reserves and accruals	5,577	1,802
Total current deferred income tax assets	20,062	6,579
Noncurrent deferred income tax assets:
Net operating losses	167,904	48,453
Research and experimentation and other credit carryforwards	646	298
Capitalized start-up expenses	53,672	24,613
Capitalized research and experimentation expenditures	30,432	761
Other noncurrent reserves and accruals	13,601	2,532
Total noncurrent deferred income tax assets	266,255	76,657
Total current and noncurrent deferred income tax assets	286,317	83,236

Noncurrent deferred income tax liabilities:
Fixed assets and other intangible assets	(31,332)	(580)
Intangible assets not subject to amortization	(103,061)	(75,774)
Total noncurrent deferred income tax liabilities	(134,393)	(76,354)

Valuation allowance	(254,059)	(82,656)
Net deferred income tax liability	$(102,135)	$(75,774)

Reconciliations of the U.S. federal statutory income tax rate to the effective tax rate are as follows:

	Years Ended		Inception (April 13, 2005) to
(in thousands)	December 29, 2007	December 30, 2006	December 31, 2005
U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal effect	—	—	—
Effect of non-consolidated affiliates	—	3.2	(1.3)
In-process research and experimentation	1.2	1.2	4.1
Increase in valuation allowance	31.2	30.1	37.6
Other	2.8	0.5	(4.5)
Effective tax rate	0.2%	0.0%	0.9%

As of December 29, 2007, our U.S. operations are included in a consolidated federal income tax return. The amount of current and deferred income tax expense is computed on a separate entity basis for each member of the group based on applying the principles of SFAS 109.  Prior to the corporate conversion transaction on November 13, 2006, the assets and liabilities of NextWave Wireless Inc. were recorded on the balance sheet of NextWave Wireless LLC, which was classified as a partnership for U.S. federal and state income tax purposes. Therefore, NextWave Wireless LLC’s income or loss generally was not subject to federal or state income tax or benefit at the entity level.  Accordingly, our 2006 provision for income taxes consists of the aggregate of income tax or benefit generated by its corporate subsidiaries, without including taxes or benefit on income or loss of NextWave Wireless LLC.  Foreign taxes are recorded on a separate entity level based on applicable jurisdictional income tax rates.

As of December 29, 2007, we had approximately $353.5 million in federal net operating losses that will begin to expire in 2016. As of December 29, 2007, we had approximately $99.7 million and $77.7 million in state and foreign net operating loss carryforwards, respectively, that will begin to expire in 2008. Utilization of certain net operating loss carryforwards and foreign tax credits are subject to an annual limitation due to the ownership change limitations provided by Internal Revenue Code Section 382 and similar state provisions. In addition, we have a limited history of operations and are uncertain at this time whether we will be able to utilize these carryforwards.

 We increased our federal, state and foreign valuation allowance during 2007 by $171.4 million, from $82.7 million to $254.1 million, due to the increase in our net deferred tax asset balance. The increase consists of $120.0 million related to the valuation allowance for amounts recorded as loss from operations and $51.4 million recorded as goodwill, which relates primarily to our 2007 and prior acquisitions.  At December 29, 2007, the balance of the valuation allowance the reversal of which would be offset by goodwill equals $73.6 million.

In 2007, in accordance with SFAS No. 142, a deferred income tax liability for U.S. and state and local income taxes of $103.1 million, related to intangible assets with an indefinite life, was not netted against deferred tax assets when establishing the above valuation allowance.  The valuation allowance as of December 29, 2007 and December 30, 2006 is attributable to deferred tax assets related primarily to income tax loss carryforwards, mostly in the U.S., including certain states, as well as start-up costs and other net deferred tax assets, for which it is more likely than not that the related tax benefits will not be realized.  It is our policy that the valuation allowance is decreased or increased in the period management determines that it is more likely than not that the deferred tax assets will be realized or not.

 At December 29, 2007, we had undistributed foreign earnings of $0.6 million, which we intend to be permanently reinvested and, accordingly, a deferred income tax liability has not been established on those earnings.

We adopted FIN 48, Accounting for Uncertainty in Income Taxes, on December 31, 2006, the beginning of fiscal year 2007. As of December 30, 2006, we did not have any unrecognized tax benefits or related accrued interest or penalties and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48.  Our policy for recording interest and penalties on any unrecognized tax benefits in the event such unrecognized benefits arise in future reporting periods will be to record any interest and penalty amounts in income tax expense.

The adoption of FIN 48 did not have an effect on our effective income tax rate for the fiscal year ended December 29, 2007 as no unrecognized tax benefits were generated during the year.  We do not believe that we will generate any material unrecognized tax benefits within the next 12 months.  Since we did not have any unrecognized tax benefits as of December 30, 2006 or December 29, 2007, and because management believes that we will not generate any material unrecognized tax benefits within the next 12 months, a tabular reconciliation as prescribed by paragraph 21(a) of FIN 48 has not been prepared.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.  As of December 29, 2007, we were not subject to any U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for the current or any prior reporting periods.

7.	Commitments and Contingencies

Pending Acquisition of Wireless Spectrum

During 2007, we entered into lease and lease purchase agreements for wireless spectrum whose transfers of control were pending final approval from the FCC at December 29, 2007.  The lease agreements have a maximum term of 30 years, including renewals, and will require monthly and annual payments.  Amounts paid as deposits for these agreements totaled $20.1 million at December 29, 2007 and are included in other noncurrent assets in the consolidated balance sheet.  Estimated future lease obligations due under the terms of these wireless spectrum lease agreements at December 29, 2007 are as follows:

(in thousands)
Fiscal Years:
2008	$902
2009	777
2010	797
2011	816
2012	836
Thereafter	3,857
Total	$7,985

Services and Other Agreements

We enter into non-cancelable software license agreements and agreements for the purchase of software development and engineering services to facilitate and expedite the development of software modules and applications required in our WiMAX development activities. The services agreements contain provisions for minimum commitments based on the number of team members and their respective billing rates. Amounts paid under these contracts, which expire on various dates through 2011, totaled $17.7 million, $2.5 million and $2.1 million during the years ended December 29, 2007, December 30, 2006 and during the period from inception (April 13, 2005) to December 31, 2005, respectively.  At December 29, 2007, estimated future minimum payments due under the terms of these agreements are as follows:

(in thousands)
Fiscal Years:
2008	$12,767
2009	4,890
2010	2,867
2011	4,361
Total	$24,885

Operating Leases

We lease office and research facilities, cell sites and certain office equipment under non-cancelable operating leases expiring on various dates through 2015. We recognize rent expense on a straight-line basis over the respective lease terms. As a result, any differences between recognized rent expense and required upfront rental payments upon execution that reduce future rental payments is recorded as unapplied prepaid rent and any difference between rent expense and rent payments that are reduced by cash or rent abatements is recognized as deferred rent. At December 29, 2007, unapplied prepaid rent totaled $0.6 million and is included in prepaid expenses and other current assets in the consolidated balance sheet and deferred rent totaled $1.6 million, of which $0.2 million is included in other current liabilities and $1.4 million is included in long-term deferred credits and reserves in the consolidated balance sheet.

Certain commitments have renewal options extending through the year 2031. One of the facility lease agreements requires a $2.5 million letter of credit which will be reduced gradually until termination of the lease in 2012.  Rent expense under these operating leases was $11.2 million, $6.9 million and $2.7 million for the years ended December 29, 2007, December 30, 2006 and for the period from inception (April 13, 2005) through December 31, 2005, respectively. Sublease income totaled $0.3 million, $1.7 million and $0.7 million for the years ended December 29, 2007 and December 30, 2006 and for the period from inception (April 13, 2005) through December 31, 2005, respectively.

Future minimum lease payments under non-cancelable operating leases, net of sublease rentals at December 29, 2007, are as follows:

(in thousands)	Lease Commitments	Sublease Rentals	Net
Fiscal Years:
2008	$11,306	$(198)	$11,108
2009	8,674	-	8,674
2010	7,178	-	7,178
2011	4,997	-	4,997
2012	2,239	-	2,239
Thereafter	140	-	140
	$34,534	$(198)	$34,336

Legal Proceedings

On June 8, 1998, NextWave Personal Communications Inc., NextWave Power Partners Inc. and the predecessor to NextWave Wireless Inc., all direct and indirect wholly owned subsidiaries of NextWave Telecom Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the southern District of New York. On December 23, 1998, NextWave Telecom Inc. filed its voluntary petition, in order to implement an overall corporate restructuring. On March 1, 2005, the Bankruptcy Court confirmed the Third Joint Plan of Reorganization, dated January 21, 2005. The cornerstone of the Plan of Reorganization was the sale of NextWave Telecom and its subsidiaries, excluding the predecessor to NextWave Wireless inc., to Verizon Wireless for approximately $3.0 billion. Pursuant to the Plan of Reorganization, on April 13, 2005, all non-PCS assets and liabilities of the NextWave Telecom group were contributed to the predecessor to NextWave Wireless Inc., and the predecessor to NextWave Wireless Inc. was capitalized with $550.0 million in cash. Through this process, the predecessor to NextWave Wireless Inc. was reconstituted as a company with a new capitalization and a new wireless technology business plan. All claims made in connection with the Chapter 11 case have been resolved, and we received a decree of final judgment closing the Chapter 11 case.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of December 29, 2007.

8.	Series A Senior Convertible Preferred Stock and Stockholders’ Equity

Preferred and Common Stock

We have authorized 25 million shares of preferred stock, of which 355,000 shares have been designated as Series A Senior Convertible Preferred Stock. Shares of the preferred stock may be issued in any number of series as determined by the board of directors. The board of directors is also authorized to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

We have authorized 400 million shares of common stock, of which 92.7 million shares were issued and outstanding at December 29, 2007. At December 29, 2007, we had the following common shares reserved for future issuance upon the exercise or issuance of the respective equity instruments:

(in thousands)
Series A Senior Convertible Preferred Stock	34,010
Stock options:
Granted and outstanding	20,842
Available for future grants	13,042
Warrants	2,436
Contingently issuable shares under advisory contract	833
71,163

At December 29, 2007, we accrued $51.6 million in additional purchase consideration payable to the selling shareholders of IPWireless as a result of the achievement of certain revenue milestones in 2007 as specified in the acquisition agreement.  Of the total amount accrued, $1.3 million is expected to be paid in cash and $50.3 million is expected to be paid through the issuance of shares of our common stock.  The actual number of shares to be issued will be based on the average closing price of our common stock for the 30 consecutive trading days ending with the third trading day immediately preceding the actual payment date.  We anticipate that the substantial majority of the amount due will be paid in March 2008.

Additional purchase consideration of up to $77.5 million may be paid to the selling shareholders of IPWireless based upon the achievement of certain revenue milestones in 2008 and 2009, inclusive, as specified in the acquisition agreement, with potential payments of up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to $56.3 million of such additional consideration will be payable in cash or shares of common stock at our election, up to $18.7 million of such amounts will be payable in cash or shares of common stock at the election of the representative of IPWireless shareholders and up to $2.5 million is required to be paid in cash.

The acquisition of GO Networks provided for additional purchase consideration of up to $25.6 million and $0.1 million to be paid to the selling shareholders of GO Networks in shares of our common stock and cash, respectively, subject to the achievement of specified operational milestones in February and August 2008, which include customer acceptance of certain product units and the continued employment of certain key employees. We expect to complete our analysis of the achievement of the February 2008 milestone by the end of the first quarter of 2008.

Series A Senior Convertible Preferred Stock

On March 28, 2007, we issued and sold 355,000 shares of our Series A Senior Convertible Preferred Stock (the "Series A Preferred Stock") at a price of $1,000 per share. The Series A Preferred Stock was issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933. We received $351.1 million in net proceeds from the sale of the Series A Preferred Stock. Costs incurred to issue the shares totaled $3.9 million. The net proceeds are used to fund operations, accelerate the development of new wireless technologies, expand our business and enable strategic acquisitions.

Dividend Rights. Holders of the Series A Preferred Stock are entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. Until March 2011, we can elect whether to declare dividends in cash or to not declare and pay dividends, in which case the per share dividend amount will be added to the liquidation preference. From and after March 2011, we must declare dividends in cash each quarter, subject to applicable law. The terms of our 7% Senior Secured Notes due 2010 currently prevent the payment of cash dividends on the Series A Preferred Stock. The dividend rate is subject to adjustment to 10% per annum if we default on our dividend payment obligations. The dividend rate is also subject to adjustment to 15% per annum if we fail to comply with the protective covenants of the Series A Preferred Stock described below and to 18% per annum if we fail to convert or redeem the Series A Preferred Stock when required to do so, as described below.

We accrued for $20.8 million in undeclared dividends during the year ended December 29, 2007.

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

Conversion Rights and Redemption Rights. Each share of Series A Preferred Stock is convertible into a number of shares of our common stock equal to the liquidation preference then in effect divided by $11.05. The Series A Preferred Stock is convertible at any time at the option of the holder, or at our election after September 28, 2008, subject to the trading price of our common stock reaching $22.10 for a specified period of time, except that such threshold price will be reduced to $16.575 on the earlier of March 28, 2010, or our consummation of a qualified public offering. We will not be entitled to convert the Series A Preferred Stock at our election unless a shelf registration statement covering the shares of common stock to be issued upon conversion is then effective or the shares are no longer considered restricted securities under the Securities Act. At December 29, 2007, the liquidation preference totaled $375.8 million. If all shares of Series A Preferred Stock were converted at December 29, 2007, we would be obligated to issue 34.0 million shares of our common stock.

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

Right to Receive Liquidation Distributions. The Series A Preferred Stock has an initial liquidation preference of $1,000 per share, subject to increase for accrued dividends as described above. The liquidation preference would become payable upon redemption, as described above, upon a liquidation or dissolution of our company, or upon deemed liquidation events including a change in control, merger or sale of all or substantially all of our assets, unless the holders of Series A Preferred Stock provide a 75% vote to not treat a covered event as a deemed liquidation. Upon a deemed liquidation event, the Series A Preferred Stock will be entitled to receive an amount per share equal to the greater of 120% of the liquidation preference or the amount that would have been received if such share had converted into common stock in connection with such event.

Our obligations to pay contingent cash dividends and cash premiums upon redemption or liquidation of the preferred shares constitute embedded derivatives, the initial estimated fair values of which aggregated $0.2 million, and were recorded as long-term liabilities in the consolidated balance sheet, reducing the carrying value of the Series A Preferred Stock. At December 29, 2007, the estimated fair values of the embedded derivatives totaled $1.0 million. A change in the estimated fair value of the embedded derivatives of $0.8 million during the year ended December 29, 2007, was recorded as a charge to other income (expense) in the consolidated statements of operations.

9.	Equity Compensation Plans

During the year ended December 29, 2007, we added four share-based compensation plans that provide for awards to acquire shares of our common stock, increasing the total number of plans from two to six: the PacketVideo 2005 Equity Incentive Plan, the NextWave 2007 New Employee Stock Incentive Plan, the GO Networks Employee Stock Bonus Plan and the IPWireless, Inc. Employee Stock Bonus Plan.

On January 3, 2007, concurrent with the listing of our common stock on Nasdaq, an option to purchase one share of our common stock with an exercise price of $6.00 per share was issued for every six options to purchase shares of common stock of our wholly-owned subsidiary, PacketVideo, outstanding under the PacketVideo 2005 Equity Incentive Plan, resulting in the issuance of options to 156 employees to purchase approximately 1.6 million shares of our common stock. The exchange of options was accounted for as a modification of the cancelled stock options under SFAS No. 123(R). Accordingly, because the grant-date fair value of the NextWave options issued in the exchange was less than the fair value of the exchanged PacketVideo options measured immediately before the exchange, no incremental share-based compensation expense resulted from the exchange.

In February 2007, our board of directors adopted the NextWave 2007 New Employee Stock Incentive Plan. The plan, as amended in June 2007, provides for an aggregate of 5.0 million shares of common stock to be available for future grants of nonqualified stock options, or restricted, bonus, phantom or other share-based awards to our employees or directors.

In February 2007, concurrent with our acquisition of GO Networks Inc., we established the GO Networks Employee Stock Bonus Plan whereby a select group of employees may receive up to an aggregate of $5.0 million payable in shares of our common stock, valued at the time of issuance, upon the achievement of specified operational milestones in February and August 2008, which include customer acceptance of certain product units and the continued employment of the employee in addition to certain key employees.  At December 29, 2007, we assessed the probability of achievement of the milestones under the plan and determined that a stock bonus was probable of payment.  Accordingly, during the year ended December 29, 2007, we recognized $3.5 million of share-based compensation expense based on the portion of the requisite service period elapsed through December 29, 2007.  This amount has been reported in other long-term liabilities  in the consolidated balance sheet at December 29, 2007.  We anticipate issuing the shares in payment of the bonus related to achievement of the first milestone in the first quarter of 2008.

In May 2007, concurrent with our acquisition of IPWireless, Inc., we established the IPWireless, Inc. Employee Stock Bonus Plan whereby employees and consultants may receive up to an aggregate of $7.0 million in shares of our common stock, valued at the time of issuance, payable upon the achievement of certain revenue milestones in 2007 through 2009. At December 29, 2007, we assessed the probability of achievement of the milestones under the plan and determined that a stock bonus was probable of payment.  Accordingly, during the year ended December 29, 2007, we recognized $3.1 million of share-based compensation expense based on the portion of the requisite service period elapsed through December 29, 2007.  This amount has been reported in other long-term liabilities in the consolidated balance sheet at December 29, 2007.  We anticipate issuing approximately 0.5 million shares in payment of the bonus related to achievement of the 2007 milestone in March 2008.

In May 2007, NextWave stockholders approved an amendment to the NextWave Wireless Inc. 2005 Stock Incentive Plan to provide for an additional 15.0 million common shares for awards under the plan.

At December 29, 2007, we may issue up to an aggregate of 33,884,000 shares of common stock under our equity compensation plans, excluding the IPWireless and GO Networks Employee Stock Bonus Plans, of which 20,842,000 shares are reserved for issuance upon exercise of granted and outstanding options and 13,042,000 shares are available for future grants.

The following table summarizes the status of the stock option plans at December 29, 2007 and stock option activity during the year ended December 29, 2007:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2006	10,934	$6.20
PacketVideo options exchanged	1,566	$6.00
Granted	9,628	$8.25
Exercised	(379)	$5.74
Canceled	(907)	$7.13
Outstanding at December 29, 2007	20,842	$7.10	8.3	$856
Exercisable at December 29, 2007	10,491 (1)	$6.07	7.5	$778

(1)	Options issued under the NextWave Wireless Inc. 2005 Stock Incentive Plan are exercisable prior to the vesting date.

The following table summarizes the status of unvested options under these plans at December 29, 2007 and changes during the year ended December 29, 2007:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested at December 30, 2006	7,351	$1.82	(2)
Unvested PacketVideo options exchanged	1,098	$0.55	(2)
Granted	9,628	$3.37
Vested	(3,285)	$1.44	(2)
Canceled	(763)	$2.16	(2)
Unvested at December 29, 2007	14,029	$2.79	(2)

(2)
The weighted average grant date fair value per share includes options granted prior to January 1, 2006 which have no grant date fair value assigned as we adopted the provision of SFAS No. 123(R) using the prospective transition method, whereby we continue to account for unvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply SFAS No. 123(R) to all awards granted or modified after that date.

We received cash from the exercise of stock option under these plans of $2.2 million, $1.5 million and $0.1 million, with no related tax benefits, during the years ended December 29, 2007 and December 30, 2006, and during the period from inception (April 13, 2005) to December 31, 2005, respectively.  The intrinsic value of options exercised during the years ended December 29, 2007 and December 30, 2006, and during the period from inception (April 13, 2005) to December 31, 2005, totaled $1.4 million, $53,000 and $105,000, respectively.

Employee Share-Based Compensation

We utilized the Black-Scholes valuation model for estimating the fair value of stock awards to employees during the years ended December 29, 2007 and December 30, 2006, at the date of grant or modification, with the following assumptions for the NextWave Wireless Inc. 2005 Stock Incentive Plan, the CYGNUS Communications, Inc. 2004 Stock Option Plan, which options were exercisable for shares of common stock of CYGNUS Communications, Inc. prior to the Corporate Conversion and were converted into options exercisable for common shares of NextWave at the date of the Corporate Conversion, and the PacketVideo Corporation 2005 Equity Incentive Plan, which options were exercisable for common shares of PacketVideo Corporation prior to January 3, 2007 and were converted into options exercisable for common shares of NextWave on that date:

	Year Ended December 29, 2007		Year Ended December 30, 2006
	Options for NextWave Wireless Inc. Common Stock	Options for NextWave Wireless Inc. Common Stock Issued upon Conversion of PacketVideo Plan(1)	Options for NextWave Wireless Inc. Common Stock	Options for NextWave Wireless, Inc. Common Stock Issued upon Conversion of CYGNUS Plan (2)	Options for CYGNUS Communi- cations, Inc. Common Stock(3)	Options for PacketVideo Common Stock
Risk-free interest rate	3.09%-4.99%	4.65%-4.98%	4.36%-5.11%	4.62%-5.03%	4.35%-4.39%	4.36%-5.11%
Expected term (in years)	3.5-5.5	0-3.8	1.5-5.5	0-4.7	2.5-5.9	2.5-5.5
Weighted average expected stock price volatility	50%	50%	50%	50%	50%	50%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Weighted average grant-date fair value of options granted	$3.37	$6.12	$2.59	$7.51	$2.61	$0.42

(1)
Represents assumptions used as of the conversion date to value options to purchase common stock of NextWave Wireless Inc. that were issued to holders of options to purchase common stock of PacketVideo Corporation.

(2)
Represents assumptions used as of the conversion date to value options to purchase common stock of NextWave Wireless Inc. that were issued to holders of options to purchase common stock of CYGNUS Communications, Inc.

(3)	Represents assumptions used to value options to purchase common stock of CYGNUS Communications, Inc. prior to the Corporate Conversion Merger, at converted values.

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. As none of the plans have sufficient history for estimating the term from grant date to full exercise of the option, we have considered expected terms applied, in part, by peer companies to determine the expected life of each grant.  Expected volatility is based on an average of peer companies’ expected volatilities due to lack of trading history of our common stock or our subsidiaries’ shares. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends on our common stock.

We assumed annualized forfeiture rates of 14% and 10% for our options granted during the years ended December 29, 2007 and December 30, 2006, respectively, based on a combined review of industry and employee turnover data, as well as an analytical review performed of historical pre-vesting forfeitures occurring over the previous year. Under the true-up provisions of SFAS No. 123(R), we will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

We recognized employee share-based compensation expense from stock options of $6.7 million and $2.8 million for the years ended December 29, 2007 and December 30, 2006, respectively, under the provisions of SFAS No. 123(R).

Total compensation cost of options granted to employees since January 1, 2006, but not yet vested as of December 29, 2007, was $23.1 million, which is expected to be recognized over a weighted average period of 3.2 years.

In addition to the employee share-based compensation expense resulting from stock options, in May 2007, we recognized share-based compensation expense of $2.3 million from the issuance of approximately 251,000 shares of our common stock to certain employees as additional compensation in lieu of annual cash bonuses.

Share-based compensation expense of $9,000 and $0.6 million was recognized during the years ended December 29, 2007 and December 30, 2006, respectively, for common stock issued to employee shareholders of one of the CYGNUS subsidiaries, stemming from a prior acquisition by CYGNUS, for the attainment of certain product development milestones. The share based payments were recognized as compensation expense in accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.

Non-Employee Share-Based Compensation

We issue options from our 2005 Stock Incentive Plan, warrants and restricted stock to members of our Technical Developments Steering Committee and other strategic advisors.  The following table summarizes the status of non-employee options and warrants at December 29, 2007 and activity during the year ended December 29, 2007 and are excluded from the tables above:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 30, 2006	787	$6.72
Granted	60	$9.81
Outstanding at December 29, 2007	847	$6.94	5.2	$—
Exercisable at December 29, 2007	746	$6.51	4.7	$—

The following table summarizes the status of unvested non-employee options and warrants at December 29, 2007 and changes during the year ended December 29, 2007:

Number of Shares (in thousands)
Unvested at December 30, 2006	436
Granted	60
Vested	(288)
Unvested at December 29, 2007	208

Under a related subscription agreement, the chairman of the Steering Committee purchased 167,000 restricted common shares in July 2006 for $6.00 per share.  We have the right to repurchase these shares at $6.00 per share.  This right lapses in equal monthly amounts through July 2010 while the technical advisor continues to provide services under the Steering Committee Agreement.  In December 2007, we eliminated the repurchase right associated with the remaining 108,000 restricted common shares where the repurchase right had not yet lapsed.  No restricted shares were repurchased during the years ended December 29, 2007 or December 30, 2006.

Share-based compensation expense from non-employee stock options, warrants and restricted shares totaled $1.8 million, $0.8 million and $0.7 million during the years ended December 29, 2007, December 30, 2006 and during the period from inception (April 13, 2005) to December 31, 2005, respectively. The fair value assigned to the vested increments of these awards was estimated at the date of vesting and, for the unvested increments, at the respective reporting date, using the Black-Scholes option-pricing model with the following assumptions:

	Options	Warrants	Restricted Common Shares
Year ended December 29, 2007:
Risk-free interest rate	3.83%-5.14%	4.16%	3.21%-4.95%
Contractual term (in years)	6.0-9.9	3.0	0.5-4.0
Weighted average expected stock price volatility	50%	50%	50%
Expected dividend yield	0%	0%	0%
Weighted average fair value of awards	$3.56	$4.33	$1.96
Year ended December 30, 2006:
Risk-free interest rate	4.54%-4.79%	4.58%-4.68%	4.57%-4.78%
Contractual term (in years)	6.0-9.9	3.0-4.0	0.1-3.9
Expected stock price volatility	50%	50%	50%
Expected dividend yield	0%	0%	0%
Weighted average fair value of awards	$7.24	$4.42	$5.42
Inception (April 13, 2005) to December 31, 2005:
Risk-free interest rate	N/A	3.96%-4.39%	N/A
Contractual term (in years)	N/A	3.0-5.0	N/A
Expected stock price volatility	N/A	50.8%	N/A
Expected dividend yield	N/A	0%	N/A
Weighted average fair value of awards	N/A	$2.63	N/A

The fair value of the unvested increments will be remeasured at the end of each reporting period until vested, when the final fair value of the vesting increment is determined. Unamortized estimated share-based compensation totaled $1.4 million at December 29, 2007, which is expected to be recognized over a weighted average period of 1.4 years.

In connection with the warrants issued, under a related advisory services agreement, the advisor earned warrant exercise credits of $1.0 million and $1.3 million during the years ended December 29, 2007 and December 30, 2006, respectively, and continues to earn $83,333 in exercise credits monthly through the date of expiration of the agreement in September 2008.  The warrant exercise credits may be used only as credits against the exercise price of the warrants.  Expense related to the warrant exercise credits totaled $1.0 million, $1.0 million and $0.3 million during the years ended December 29, 2007 and December 30, 2006, and during the period from inception (April 13, 2005) to December 31, 2005, respectively.  Unamortized expense totaled $0.7 million at December 29, 2007, and will be charged to the results of operations with an offsetting increase to additional paid in capital in the consolidated balance sheet over the remaining vesting periods.  Under the agreement, in the event that the advisor makes a significant contribution to a transaction in which we acquire the use of substantial amount of certain types of spectrum as specified in the agreement, we would issue to the advisor 833,333 shares of common stock upon the completion of such transaction.

10.	Supplemental Cash Flow Information

 Supplemental disclosure of cash flow information is as follows:

	Years Ended		Inception (April 13, 2005) to
(in thousands)	December 29, 2007	December 30, 2006	December 31, 2005
Cash paid for income taxes	$602	$124	$152
Cash paid for interest	25,291	—	—
Noncash investing and financing activities:			—
Equity interests issued for business acquisitions	74,522	—	—
Fair value of warrants issued in connection with the issuance of 7% Senior Secured Notes	—	24,626	—
Wireless spectrum licenses acquired with lease obligations	5,569	4,039	—
Membership interests issued for business acquisition	—	1,558	—

11.	Segment and Geographic Information

During the fourth quarter of 2007, after a series of acquisitions, we reorganized our businesses into four reportable segments on the basis of products, services and strategic initiatives. Reportable segments are as follows:

•	Semiconductor - WiMAX and LTE baseband chipsets and multi-band RFICs.

•	Multimedia– Device-embedded multimedia software, media content management platforms, and content delivery services delivered through our PacketVideo subsidiary.

•	Networks– 3GPP UMTS and WiMAX based wireless broadband and mobile broadcast products and services and carrier-grade mobile Wi-Fi products and services.

•	Strategic Initiatives– manages our portfolio of licensed wireless spectrum and leads efforts to acquire additional spectrum assets, both domestically and internationally.

Prior to the fourth quarter of 2007, we operated in one reportable segment, a wireless technology business focused on developing, acquiring and marketing next-generation mobile broadband and wireless multimedia products and technologies.  Prior period segment information has not been provided as it would be impracticable to do so.

We evaluate the performance of our segments based on revenues and loss from operations excluding depreciation and amortization.  Operating expenses include research and development, and selling, general and administrative expenses that are specific to the particular segment and an allocation of certain corporate overhead expenses. Certain income and charges are not allocated to segments in our internal management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include investment income on corporate investments and interest expense related to the  Notes and the change in the fair value of the embedded derivatives on the Series A Preferred Stock, all of which were deemed not to be directly related to the businesses of the segments. We have no intersegment revenues.

Financial information for our reportable segments for the year ended December 29, 2007 is as follows:

(in thousands)	Semi- conductor	Multimedia	Networks	Strategic Initiatives	Other or Unallocated	Consolidated
Revenues from external customers	$—	$36,328	$20,861	$1,918	$—	$59,107
Loss from operations	(67,860)	(24,779)	(142,314)	(13,314)	(40,147)	(288,414)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1,092	4,983	18,102	4,167	7,933	36,277
Purchased in-process research and development costs	—	860	11,200	—	—	12,060
Total assets	4,766	76,287	242,190	666,618	268,877	1,258,738
Intangible assets, goodwill and spectrum deposits included in total assets	—	63,479	186,115	657,680	92	907,366

Geographic Information

Revenues by geographic area are as follows:

	Years Ended		Inception (April 13, 2005) to
(in thousands)	December 29, 2007	December 30, 2006	December 31, 2005
Revenues from customers located in:
United States	$31,762	$16,511	$1,858
Asia Pacific	10,231	4,657	1,324
Europe	16,829	2,459	552
Rest of the world	285	657	410
Total revenues	$59,107	$24,284	$4,144

Long-lived assets, which consist of property and equipment, non current deposits and prepaid assets, and an investment in an unconsolidated business, by country are as follows:

(in thousands)	December 29, 2007	December 30, 2006
United States	$34,235	$19,581
Europe	11,465	252
Asia-Pacific	3,844	3,711
Rest of the world	304	154
Total long-lived assets	$49,848	$23,698

Concentration of Risks

A significant portion of our revenues are concentrated with a limited number of customers within the wireless telecommunications market.  For the year ended December 29, 2007, revenues from one customers accounted for 39%, from the Multimedia segment of our consolidated revenues, and two customers accounted for 18% and 11% from the Networks segment of our consolidated revenues.  For the year ended December 30, 2006, revenues from one customer accounted for 64% from the Multimedia segment of our consolidated revenues  For the period from inception (April 13, 2005) to December 31, 2005, revenues from three customers accounted for 22%, 14% and 11% of our consolidated revenues, all of which came from the Multimedia segment.  Aggregated accounts receivable from three customers accounted for 25%, 16% and 11% of total gross accounts receivable at December 29, 2007 and two customers accounted for 42% and 11% of total gross accounts receivable at December 30, 2006.  No other single customer accounted for 10% or more of revenues during years ended December 29, 2007, December 30, 2006 or during the period from inception (April 13, 2005) to December 31, 2005 or gross accounts receivable at December 29, 2007 or December 30, 2006.

We maintain our cash and cash equivalents in accounts which, at times, exceed federally insured deposit limits.  We have not experienced any losses in these accounts and believe we are not exposed to any significant credit risk on these accounts.

In addition to our U.S. operations, we conduct business in Europe, Israel, South America and in the Asia/Pacific region, primarily in Japan and Korea. Any significant decline in the economies or the value of the currencies in these regions could have a material adverse impact on us.

12.	Quarterly Financial Data (unaudited)

The following table summarizes our operating results by quarter for the years ended December 29, 2007 and December 30, 2006:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 29, 2007(1)(2):
Revenues	$7,746	$12,832	$17,752	$20,777	$59,107
Cost of revenues	$3,665	$12,065 (3)	$22,036 (3)	$25,331	$63,097
Net loss	$(49,395)	$(65,265)	$(100,852)	$(104,598)	$(320,110)
Net loss applicable to common shares	$(49,619)	$(72,063)	$(107,783)	$(111,665)	$(341,130)
Basic and diluted net loss per common share	$(0.59)	$(0.81)	$(1.17)	$(1.21)	$(3.81)
Year Ended December 30, 2006(1)(2):
Revenues	$3,905	$6,293	$6,670	$7,416	$24,284
Cost of revenues	$1,807	$2,638	$3,506	$4,103	$12,054
Net loss	$(15,443)	$(22,705)	$(31,803)	$(35,069)	$(105,020)
Basic and diluted net loss per common share	$(0.19)	$(0.28)	$(0.39)	$(0.43)	$(1.28)

(1)
We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Fiscal years 2007 and 2006 are 52-week years ending on December 29, 2007 and December 30, 2006, respectively, and each of the four quarters in 2007 and 2006 include 13 weeks.

(2)	The results of operations of acquired companies are included from the respective dates of the acquisitions, which affects the comparability of the Quarterly Financial Data. .

(3)
During the fourth quarter of 2007, we reclassified intangible asset amortization expense recognized during the three months ended June 30, 2007 and September 29, 2007 from general and administrative expense and engineering, research and development expense to cost of revenues, engineering, research and development, and sales and marketing expenses.  The change in the allocation of the amortization expense, which relates to the intangible assets acquired with IPWireless and GO Networks, was made to more accurately classify the amortization expense with the operational function that benefits the most from the respective assets.  The reclassification had no effect on total operating expenses, loss from operations, net loss, loss per common share or the consolidated balance sheets.  The following table presents the impact of the reclassifications on our previously reported consolidated operating expenses for the three months ended June 30, 2007 and September 29, 2007, respectively:

	Three Months Ended
	June 30, 2007			September 29, 2007
(in thousands)	As Reported	Reclasses	As Adjusted	As Reported	Reclasses	As Adjusted
Operating expenses:
Cost of revenues	$10,549	$1,516	$12,065	$17,324	$4,712	$22,036
Engineering, research and development	34,350	87	34,437	42,556	(187)	42,369
Sales and marketing	5,562	50	5,612	7,449	297	7,746
General and administrative	21,845	(1,653)	20,192	30,939	(4,822)	26,117
Purchased in-process research and development costs	—	—	—	11,200	—	11,200
Total operating expenses	$72,306	$—	$72,306	$109,468	$—	$109,468

13.	Subsequent Events (Unaudited)

On March 3, 2008, we entered into an agreement to acquire all of the outstanding equity interests of Southam Chile SA, a Chilean corporation, and Sociedad Televisora CBC Limitada, a Chilean limited liability company, for an initial cash payment of $4.5 million and additional cash payments of up to $1.7 million upon the occurrence of certain specified events prior to the third anniversary of the acquisition date. We anticipate that the acquisition will close in late March 2008.

Through March 10, 2008, auctions for eight ARS, including certain municipalities and education auction rate securities, with principal amounts aggregating $29.5 million, were not successful due to recent weakness in the auction markets.  The unsuccessful securities are District of Columbia Savrs freedom forum-A (insured by MBIA), Houston Tex Util Sys Rev Adj-Rfdg-Comb (insured by AMBAC), Education Loan Trust (insured by FFELP), Utah State Board of Rgts (insured by FFELP), Indiana Transportation Finance Authority (insured by CIFG), Indiana Secondary Market Education loans (insured by FFELP), Illinois Student Assist Comm (backed by student loan), and Kentucky Higher Education (insured by FFELP). The interest rates on these securities at the date of the failed auction range from 2.2% to 18.0%, with a weighted average rate of 6.0%.

As a result, we continue to hold these securities and the issuers are required pay interest on the securities at the maximum contractual rates.  We reduced our total ARS investments principally by investing in other short-term marketable securities, as individual ARS reset periods came due.  Unsuccessful auctions have caused us to hold these securities beyond their scheduled auction reset dates, limiting the short-term liquidity of these investments. Such developments may result in the classification of some or all of these securities as long-term in our consolidated balance sheets in 2008 or future periods. In addition, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may, in the future, be required to adjust the carrying value of these investments which would result in a charge to our consolidated statement of operations.

NEXTWAVE WIRELESS INC.

Schedule II—Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Additions Acquired from Business Combinations	Net Additions Charged (Credited) to Expense	Deductions(1)	Balance at End of Period
Year Ended December 29, 2007:
Allowance for doubtful accounts	$321	$—	$1,121	$(23)	$1,419
Reserve for contract losses	$528	$13,440	$252	$—	$14,220
Reserve for warrants costs	$0	$178	$1,107	$(447)	$838
Unfavorable lease liability	$988	$—	$60	$(588)	$460
Year Ended December 30, 2006:
Allowance for doubtful accounts	$391	$—	$236	$(306)	$321
Reserve for contract losses	$—	$—	$528	$—	$528
Reserve for contract termination fee	$7,121	$—	$(7,121)	$—	$—
Unfavorable lease liability	$1,037	$318	$75	$(442)	$988
Period from Inception (April 13, 2005) to December 31, 2005:
Allowance for doubtful accounts	$—	$195	$218	$(22)	$391
Reserve for contract termination fee	$—	$—	$7,121	$—	$7,121
Unfavorable lease liability	$1,260	$—	$67	$(290)	$1,037

(1)
Deduction for allowance for doubtful accounts is for accounts receivable written-off.  Deduction for the unfavorable lease liability represents amounts paid in cash. Deduction for reserve for warrants costs represent reserves for warrants costs incurred and paid.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

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

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 29, 2007. However, in connection with our financial statement close process and our acquisition integration efforts, we identified several control deficiencies at a company we acquired in 2007 whose operations are primarily foreign. Specifically, there were deficiencies in information technology general controls and the availability of a sufficiently trained workforce in the accounting organization. Ernst & Young LLP, in connection with their audit for the year ended December 29, 2007, also identified control deficiencies in the revenue recognition and financial statement close processes at this same acquired company.  These deficiencies could rise to the level of one or more material weaknesses once the evaluation of these controls has been completed. We are in the process of implementing a number of measures to remedy these deficiencies including the implementation of our accounting and enterprise resource planning system. We believe the new controls and procedures will address the deficiencies identified. The evaluation of these controls is expected to be completed subsequent to the date of this report and will be included in our report on internal control over financial reporting for the year ending December 27, 2008. We plan to continue to monitor the effectiveness of the acquired company’s controls, including the operating effectiveness of the newly implemented measures and plan to take further action, as appropriate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the recent acquisitions of SDC Secure Digital Container AG, acquired in January 2007, GO Networks, Inc., acquired in February 2007, IPWireless, Inc., acquired in May 2007, WiMax Telecom AG, acquired in July 2007, Digital World Services AG, acquired in September 2007, and Websky Argentina SA, acquired in October 2007, which are included in the 2007 consolidated financial statements of NextWave Wireless Inc. and constituted $64.3 million and $97.9 million of total assets and total liabilities, respectively, as of December 29, 2007 and $24.7 million and $94.1 million of total revenues and operating loss, respectively, for the fiscal year then ended. Management did not assess the effectiveness of internal control over financial reporting at the entities listed above because NextWave Wireless Inc. did not have the ability to assess those controls due to the timing of the acquisitions.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 29, 2007, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the three months ended December 29, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of NextWave Wireless Inc.

We have audited NextWave Wireless Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NextWave Wireless Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SDC Secure Digital Container AG, GO Networks, Inc., IPWireless, Inc., WiMax Telecom AG, Digital World Services AG and Websky Argentina SA, which are included in the 2007 consolidated financial statements of NextWave Wireless Inc. and constituted $64.3 million and $97.9 million of total assets and total liabilities, respectively, as of December 29, 2007 and $24.7 million and $94.1 million of total revenues and operating loss, respectively, for the fiscal year then ended. Our audit of internal control over financial reporting of NextWave Wireless Inc. also did not include an evaluation of the internal control over financial reporting of the entities listed above.

In our opinion, NextWave Wireless Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, equity and cash flows for the years then ended and for the period from April 13, 2005 (date of inception) through December 31, 2005 of NextWave Wireless Inc. and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
March 11, 2008

Item 9B. Other Information

The Company entered into an amendment to the Purchase Agreement, dated as of March 10, 2008 (the “First Amendment”), by and among NextWave Wireless LLC, NextWave Wireless Inc., certain guarantors set forth on the signature pages thereto and certain holders set forth on the signature pages thereto, relating to the Company’s 7% Senior Secured Noted due 2010 (the “Senior Notes”).  Pursuant to the First Amendment, the Company obtained the ability to withdraw up to the full amount of a cash reserve account established as collateral for the Senior Notes ($75 million plus interest) for use in funding its business plan.  The Company will be entitled to withdraw such amount subject to the payment of a consent fee equal to up to $10.5 million in the aggregate.  The initial $3.5 million consent fee paid upon effectiveness of the First Amendment entitles the Company to immediately withdraw $25 million  from the cash reserve account, a subsequent $3.5 million consent fee, if paid, would entitle the Company to withdraw an additional $25 million and a final $3.5 million consent fee, if paid, would entitle the Company to withdraw the remainder of the $75 million plus interest.   The First Amendment also permits the Company to incur an additional $25 million of indebtedness for the purposes of funding a working capital line of credit subject to specified subordination terms, and an additional $100 million of second lien indebtedness related to working capital that remains subject to an intercreditor agreement with a party that is reasonably satisfactory to the holders of a majority in aggregate principal amount of the Senior Notes and intercreditor terms that are reasonably satisfactory to the holders of at least two-thirds in aggregate principal amount of the Senior Notes.  In addition, the First Amendment restricts the types of investments that can be held in the cash reserve account to exclude auction rate or similar securities.

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

Except for the information regarding executive officers required by Item 401 of Regulation S-K, which is included in Part I of this Annual Report on Form 10-K under Item 10, we incorporate the information required by this by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in May 2008.  We refer to this proxy statement as the “2007 Proxy Statement”.

PART III

Item 11. Executive Compensation

We incorporate the information required by this item by reference to the section entitled “Executive Compensation” in the Proxy Statement. Nothing in this report shall be construed to incorporate by reference the Board Compensation Committee Report on Executive Compensation or the Performance Graph, which are contained in the Proxy Statement, but expressly not incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

We incorporate the information required by this item by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the 2008 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate the information required by this item by reference to the section entitled “Corporate Governance and Related Matters - Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the section entitled “Audit Fees” in the 2008 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

See Index to Financial Statements under Item 8 of this report.

(b) Exhibits
No.
2.1
Third Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of NextWave Personal Communications Inc., NextWave Power Partners Inc., NextWave Partners Inc., NextWave Wireless Inc. and NextWave Telecom Inc., dated January 21, 2005 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 of NextWave Wireless LLC filed May 1, 2006 (the “Form 10”))

3.1
Amended and Restated Certificate of Incorporation of NextWave Wireless Inc., as restated on November 6, 2006 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4/A of NextWave Wireless Inc. filed November 7, 2006)

3.2
Amended and Restated By-laws of NextWave Wireless Inc., adopted on October 30, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of NextWave Wireless Inc. filed November 2, 2007)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A filed November 7, 2006)

4.2	Form of Station 4, LLC Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 of NextWave Wireless LLC filed May 1, 2006 (the “Form 10”))

4.3
Warrant Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Holders listed on Schedule I thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of NextWave Wireless LLC filed July 21, 2006 (the "July 21, 2006 Form 8-K"))

4.4
Certificate of Designations for NextWave Wireless Inc.'s Series A Senior Convertible Preferred Stock. (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

4.5	Securities Purchase Agreement, dated March 28, 2007, by and among NextWave Wireless Inc. and the Purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.19 to the 2006 10-K)

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

10.17	NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.18	GO Networks, Inc. Stock Bonus Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.19
Securities Purchase Agreement, dated March 28, 2007, by and among NextWave Wireless Inc. and the Purchasers listed on Schedule I (the “Purchasers”) thereto (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.20
Registration Rights Agreement, dated March 28, 2007, among NextWave Wireless Inc. and the Purchasers (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.21
Agreement and Plan of Merger, dated as of April 6, 2007, by and among NextWave Wireless Inc., IPW, LLC, IPWireless, Inc. and J. Taylor Crandall, as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed April 12, 2007)

10.22	IPWireless, Inc. Employee Stock Bonus Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of NextWave Wireless Inc. filed July 13, 2007)

10.23
First Amendment to the NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of NextWave Wireless Inc. filed July 13, 2007)

10.24
First Amendment to the Purchase Agreement, dated March 12, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC and the holders named therein and the guarantors named therein, relating to the Company’s 7% Senior Secured Noted due 2010(1)

10.25	Amendment to the IPWireless, Inc. Employee Stock Bonus Plan, dated as of March 10, 2008(1)

14.1	NextWave Wireless Inc. Code of Business Conduct and Ethics (available on the Company’s website at http://www.nextwave.com)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(1)

24.1	Power of Attorney (included in signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Allen Salmasi, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of George C. Alex, Chief Financial Officer(1)

32.1	Section 1350 Certification of Allen Salmasi, Chief Executive Officer(1)

32.2	Section 1350 Certification of George C. Alex, Chief Financial Officer(1)

____________

*	These exhibits relate to management contracts or compensatory plans or arrangements.

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2008.

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

Signature	Title	Date

/s/ Allen Salmasi	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 13, 2008
Allen Salmasi

/s/ George C. Alex	Executive Vice President - Chief Financial Officer (Principal Financial Officer)	March 13, 2008
George C. Alex

/s/ Francis J. Harding	Executive Vice President - Corporate Controller (Principal Accounting Officer)	March 13, 2008
Francis J. Harding

/s/ James Brailean	Director	March 13, 2008
James Brailean

/s/ William Jones	Director	March 13, 2008
William Jones

/s/ Douglas Manchester	Director	March 13, 2008
Douglas Manchester

/s/ Jack Rosen	Director	March 13, 2008
Jack Rosen

/s/ Robert T. Symington	Director	March 13, 2008
Robert T. Symington

/s/ William H. Webster	Director	March 13, 2008
William H. Webster

No.
2.1
Third Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of NextWave Personal Communications Inc., NextWave Power Partners Inc., NextWave Partners Inc., NextWave Wireless Inc. and NextWave Telecom Inc., dated January 21, 2005 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 of NextWave Wireless LLC filed May 1, 2006 (the “Form 10”))

3.1
Amended and Restated Certificate of Incorporation of NextWave Wireless Inc., as restated on November 6, 2006 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4/A of NextWave Wireless Inc. filed November 7, 2006)

3.2
Amended and Restated By-laws of NextWave Wireless Inc., adopted on October 30, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of NextWave Wireless Inc. filed November 2, 2007)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A filed November 7, 2006)

4.2	Form of Station 4, LLC Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 of NextWave Wireless LLC filed May 1, 2006 (the “Form 10”))

4.3
Warrant Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Holders listed on Schedule I thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of NextWave Wireless LLC filed July 21, 2006 (the "July 21, 2006 Form 8-K"))

4.4
Certificate of Designations for NextWave Wireless Inc.'s Series A Senior Convertible Preferred Stock. (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

4.5	Securities Purchase Agreement, dated March 28, 2007, by and among NextWave Wireless Inc. and the Purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.19 to the 2006 10-K)

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

10.17	NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.18	GO Networks, Inc. Stock Bonus Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.19
Securities Purchase Agreement, dated March 28, 2007, by and among NextWave Wireless Inc. and the Purchasers listed on Schedule I (the “Purchasers”) thereto (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.20
Registration Rights Agreement, dated March 28, 2007, among NextWave Wireless Inc. and the Purchasers (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.21
Agreement and Plan of Merger, dated as of April 6, 2007, by and among NextWave Wireless Inc., IPW, LLC, IPWireless, Inc. and J. Taylor Crandall, as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed April 12, 2007)

10.22	IPWireless, Inc. Employee Stock Bonus Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of NextWave Wireless Inc. filed July 13, 2007)

10.23
First Amendment to the NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of NextWave Wireless Inc. filed July 13, 2007)

10.24
First Amendment to the Purchase Agreement, dated March 12,2008, by and among NextWave Wireless Inc., NextWave Wireless LLC and the holders named therein and the guarantors named therein, relating to the Company’s 7% Senior Secured Noted due 2010(1)

10.25	Amendment to the IPWireless, Inc. Employee Stock Bonus Plan, dated as of March 10, 2008(1)

14.1	NextWave Wireless Inc. Code of Business Conduct and Ethics (available on the Company’s website at http://www.nextwave.com)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(1)

24.1	Power of Attorney (included in signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Allen Salmasi, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of George C. Alex, Chief Financial Officer(1)

32.1	Section 1350 Certification of Allen Salmasi, Chief Executive Officer(1)

32.2	Section 1350 Certification of George C. Alex, Chief Financial Officer(1)

____________

*	These exhibits relate to management contracts or compensatory plans or arrangements.

(1)	Filed herewith