Form 10-Q
period 2008-03-29
NextWave Wireless Inc.
filed 2008-05-08
CIK 1374993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	_______________________	to	_______________________

Commission file number 000-51958

NEXTWAVE WIRELESS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5361360
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

12670 High Bluff Drive, San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No ☐

As of May 2, 2008, there were approximately 102,857,605 shares of the Registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Unaudited Interim Consolidated Financial Statements

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

Signatures

Index to Exhibits

PART I.

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXTWAVE WIRELESS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	March 29, 2008	December 29, 2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$59,449	$53,050
Marketable securities	28,180	113,684
Restricted cash	54,904	202
Accounts receivable, net of allowance for doubtful accounts of $1,411 and $1,419, respectively	15,328	14,788
Inventory	5,548	4,934
Deferred cost of revenues	30,347	27,840
Prepaid expenses and other current assets	11,015	9,242
Total current assets	204,771	223,740
Restricted cash	—	75,000
Wireless spectrum licenses, net	659,893	633,881
Goodwill	171,566	171,056
Other intangible assets, net	77,823	82,388
Property, plant and equipment	49,476	44,382
Other noncurrent assets	7,119	28,291

Total assets	$1,170,648	$1,258,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,810	$25,885
Accrued expenses	80,762	76,137
Current portion of long-term obligations	7,194	6,745
Deferred revenue	63,170	55,964
Other current liabilities	2,006	2,931
Total current liabilities	167,942	167,662
Deferred income tax liabilities	102,777	103,264
Long-term obligations, net of current portion	325,371	320,782
Accrued purchase consideration and bonuses payable	6,880	57,903
Other noncurrent liabilities	5,372	8,376
Total liabilities	608,342	657,987
Commitments and contingencies
Redeemable Series A Senior Convertible Preferred Stock, $0.001 par value; 355 shares authorized; 355 shares issued and outstanding, liquidation preference of $382,935 and $375,811 at March 29, 2008 and December 29, 2007, respectively	379,183	371,986
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 102,003 and 92,667 shares issued and outstanding at March 29, 2008 and December 29, 2007, respectively	102	93
Additional paid-in-capital	730,389	686,918
Accumulated other comprehensive income	18,732	12,836
Accumulated deficit	(566,100)	(471,082)
Total stockholders’ equity	183,123	228,765
Total liabilities and stockholders’ equity	$1,170,648	$1,258,738

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)(unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Revenues:
Technology licensing and service	$15,565	$7,704
Hardware	10,419	42
Total revenues	25,984	7,746
Operating expenses:
Cost of technology licensing and service revenues	6,800	3,597
Cost of hardware revenues	11,843	68
Engineering, research and development	45,418	23,346
Sales and marketing	13,585	3,673
General and administrative	27,906	17,268
Purchased in-process research and development costs	—	860
Total operating expenses	105,552	48,812
Loss from operations	(79,568)	(41,066)
Other income (expense):
Interest income	2,178	2,073
Interest expense	(15,282)	(11,139)
Other income (expense), net	(2,115)	4
Total other income (expense), net	(15,219)	(9,062)
Loss before provision for income taxes and minority interest	(94,787)	(50,128)
Income tax provision	231	177
Minority interest	—	(910)
Net loss	(95,018)	(49,395)
Less: Preferred stock dividends	(7,125)	(222)
Accretion of issuance costs on preferred stock	(72)	(2)
Net loss applicable to common shares	$(102,215)	$(49,619)
Net loss per common share – basic and diluted	$(1.09)	$(0.59)
Weighted average shares used in per share calculation	93,697	83,996

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)(unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
OPERATING ACTIVITIES
Net loss	$(95,018)	$(49,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	8,808	2,395
Depreciation	3,798	2,118
Non-cash share-based compensation	5,361	1,651
Accretion of interest expense	5,474	4,977
In-process research and development	—	860
Minority interest	—	(910)
Losses incurred on strategic investment	172	298
Other non-cash adjustments	1,158	(189)
Changes in operating assets and liabilities:
Accounts receivable	(436)	204
Inventory	(579)	45
Deferred cost of revenues	(1,213)	(265)
Prepaid expenses and other current assets	(1,682)	420
Other assets	14	981
Accounts payable and accrued liabilities	(11,699)	(2,047)
Deferred revenue	3,255	3,301
Other liabilities	403	(101)
Net cash used in operating activities	(82,184)	(35,657)
INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	88,725	—
Proceeds from sales of marketable securities	106,989	229,732
Purchases of marketable securities	(111,306)	(442,820)
Cash paid for business combinations, net of cash acquired	(4,459)	(30,240)
Cash paid for wireless spectrum licenses	(31)	(28,208)
Cash paid to acquire property and equipment	(8,245)	(1,814)
Cash advanced to our investee pursuant to convertible note agreement	(500)	—
Other, net	(2,211)	(39)
Net cash provided by (used in) investing activities	68,962	(273,389)
FINANCING ACTIVITIES
Cash released from restricted cash account securing long-term obligations	25,000	—
Proceeds from the sale of Series A Senior Convertible Preferred Stock, net of costs to issue	—	351,146
Payments on long-term obligations	(5,393)	(2,610)
Proceeds from the sale of common shares	100	476
Net cash provided by financing activities	19,707	349,012
Effect of foreign currency exchange rate changes on cash	(86)	—
Net increase in cash and cash equivalents	6,399	39,966
Cash and cash equivalents, beginning of period	53,050	32,980
Cash and cash equivalents, end of period	$59,449	$72,946
Noncash investing and financing activities:
Common stock issued for business acquisitions	$44,447	$—
Common stock issued under stock bonus plan	$1,920	$—
Wireless spectrum licenses acquired with lease obligations	$4,884	$4,210

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The unaudited consolidated interim financial statements have been prepared by NextWave Wireless Inc. (together with its subsidiaries, “NextWave”, “we”, “our” or “us ") according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state our financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 29, 2007, included in our Annual Report on Form 10-K filed with the SEC on March 13, 2008.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We generated net losses of $95.0 million and $49.4 million for the three months ended March 29, 2008 and March 31, 2007, respectively, and have an accumulated deficit of $566.1 million at March 29, 2008. We used cash from operating activities of $82.2 million and $35.7 million for the three months ended March 29, 2008 and March 31, 2007, respectively. Our net working capital was $36.8 million at March 29, 2008.

Since our inception, we have funded our operations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from our issuance of 7% Senior Secured Notes (the “Notes”) in July 2006 and the net proceeds of $351.1 million from our issuance of Redeemable Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) in March 2007. Our unrestricted cash, cash equivalents and marketable securities at March 29, 2008 totaled $87.6 million.

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

Management believes our existing cash and cash equivalents, along with the release of $50.0 million of restricted cash based on our payment of consent fees in March and April 2008 in accordance with amended purchase agreement for the Notes (Note 5) and the cash forecasted to be generated by operations, as well as a combination of the following potential sources of cash will be sufficient to meet our estimated working capital and capital expenditure requirements through at least March 2009. These potential sources of cash include the release of the final $25.0 million of restricted cash associated with the Notes, a collateralized borrowing against our auction rate securities, the settlement of an escrow claim related to our acquisition of IPWireless, Inc., a working capital line of credit of up to $25.0 million, collateralized by our accounts receivable from certain significant international customers, the sale and related lease-back of our office building in Henderson, Nevada, second lien indebtedness of up to $100.0 million, proceeds from the anticipated sale of our domestic wireless spectrum holdings, net of the amounts required to redeem the Notes, and proceeds from the sale of additional equity securities.

Our marketable securities at March 29, 2008 consist entirely of auction rate securities. In order to fund our ongoing operations, we have directed our investment portfolio managers to liquidate our auction rate securities and reinvest in more liquid, less risky investments. However, due to recent weakness in the auction markets, we have been unable to liquidate our remaining auction rate securities. If we are unable to liquidate our auction rate securities in sufficient time to fund our operations, we intend to pursue a collateralized borrowing against the auction rate securities.

The sale of equity securities or convertible debt securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in additional debt service obligations and the requirement that we comply with operating and financial covenants that would restrict our operations.

We have been approached by a number of wireless carriers with preliminary indications of interest in acquiring certain of our wireless spectrum licenses. We plan to entertain such offers to the extent we deem the terms to be attractive and, in April 2008, we retained Deutsche Bank and UBS Investment Bank to explore the sale of our wireless spectrum holdings in the United States (Note 14). If we were to consummate a sale of our spectrum holdings, we are required to use the net proceeds from the sale to redeem the Notes at a premium of 105% of the principal amount if such redemption occurred prior to July 2009 and a premium of 102% of the principal amount if such redemption occurred subsequent to July 2009. Additionally, if we were to consummate a sale of our spectrum holdings for net proceeds exceeding $500 million, and holders of more than 25% of our Series A Preferred Stock object to the sale, we must offer to redeem the outstanding shares of our Series A Preferred Stock to the extent of such proceeds. Accordingly, certain proceeds from the sale of our spectrum holdings will not be available to fund our working capital requirements. If we successfully consummate a sale of our wireless spectrum holdings, we do not anticipate that the proceeds from such sale will be available to us until the fourth quarter of fiscal year 2008.

There can be no assurance that any additional debt or equity financing will be available on acceptable terms, if at all, or a disposition of our spectrum will be consummated. If events or circumstances occur such that we are unable to obtain additional cash through a debt or equity financing or through the disposition of our spectrum, we may be required to reduce certain discretionary spending and we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our ability to achieve our intended business objectives.

Fiscal Accounting Periods

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2008 will be a 52-week year ending on December 27, 2008 and the first 53-week year will occur in 2009. The three month periods ended March 29, 2008 and March 31, 2007 include 13 weeks each.

Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes and the valuation of marketable securities, share-based awards, goodwill, intangible assets and other long-lived assets. Actual results could differ from those estimates.

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned and majority-owned subsidiaries as of March 29, 2008 and March 31, 2007 and for the three months then ended, respectively. Minority interest for the three months ended March 31, 2007 represents the minority shareholder’s proportionate share of the net equity in our consolidated subsidiary, Inquam Broadband Holding Ltd. We acquired the remaining interest in Inquam Broadband Holding Ltd in October 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

Strategic Investment

The equity method of accounting is used for our October 2005 investment in the preferred stock of Hughes Systique Corporation (“Hughes Systique”), an early stage software development services company. Our share of the net loss of Hughes Systique is determined by applying the equity method of accounting. Under the equity method, the investor’s share of earnings or losses is determined based on changes in the investor’s claim in the book value of the investee. Additionally, the carrying value of investments accounted for using the equity method of accounting are adjusted downward to reflect any other-than-temporary declines in value. Our share of the net losses of Hughes Systique of $0.2 million and $0.3 million for the three months ended March 29, 2008 and March 31, 2007, respectively, are included in engineering, research and development expenses in the accompanying consolidated statements of operations. The carrying value of our preferred stock investment in Hughes Systique was $1.3 million and $1.5 million at March 29, 2008 and December 29, 2007, respectively, and is reported in other noncurrent assets in the accompanying consolidated balance sheets.

In February 2008, we executed a loan agreement with Hughes Systique for 6% senior secured convertible notes, whereby we committed to make available to Hughes Systique up to $1.5 million through February 2011. All principal and interest is due three years from the date of the advance. At the maturity date or upon a default event, we have the option to convert any unpaid amounts into shares of preferred stock of Hughes Systique. Through March 29, 2008, we have advanced $0.5 million to Hughes Systique, which is reported in other noncurrent assets in the accompanying consolidated balance sheets.

Our preferred stock investment in Hughes Systique and the amounts advanced under the loan agreement represent our maximum remaining exposure to a loss.

Revenue Recognition

We derive revenues from the following sources:

•	Contracts to provide multimedia software products for mobile and home electronic devices and related royalties through our PacketVideo subsidiary;
•

Sales of wireless broadband and mobile broadcast network products and services by our IPWireless and GO Networks subsidiaries, acquired in 2007. The wireless broadband and mobile broadcast network products sold by IPWireless and GO Networks generally include embedded software; and

•	Customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary, acquired in 2007.
               For arrangements that do not contain software or embedded software that is incidental to the arrangement, we recognize revenue in accordance with the basic principles in SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured.

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

Our software arrangements can include a software or technology license, non-recurring engineering services and post-contract customer support. For these arrangements, we evaluate each deliverable in the arrangement to determine whether it represents a separate unit of accounting. If objective and reliable evidence of fair value exists (“vendor specific objective evidence”) for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on those relative fair values. If vendor specific objective evidence of fair value exists for all undelivered elements, but not for delivered elements, the residual method would be used to allocate the arrangement consideration. To date, we have not been able to establish vendor specific objective evidence for any of the elements included in our revenue arrangements, as the software and hardware products or services have not yet been sold separately, nor has a standard price list been established. As a result, once the software or technology is delivered and the only undelivered element is services, the entire non-contingent contract value is recognized ratably over the remaining service period. Costs directly attributable to providing these services are also deferred and amortized over the remaining service period of the respective revenues.

For arrangements in which customers pay one contracted amount for multiple products and services, or a combination of products and services, we also consider the guidance provided by EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. If elements cannot be treated as separate units of accounting under EITF Issue No. 00-21, they are combined into a single unit of accounting and the associated revenue is deferred until all combined elements have been delivered or until there is only one remaining element to be delivered. Services sold separately are generally billed on a time and materials basis at agreed-upon billing rates, and revenue is recognized as the services are performed.

We earn royalty revenues on licensed embedded multimedia products sold by our licensees. Generally, royalties are paid by licensees on a per unit or contingent usage basis. The licensees generally report and pay the royalty in the quarter subsequent to the period of delivery or usage. We recognize royalty revenues based on royalties reported by licensees. When royalty arrangements also provide for ongoing post-contract customer support that does not meet the criteria to be recognized upon delivery of the software, the royalty is recognized ratably from the date the royalty report is received through the stated remaining term of the post-contract customer support. In limited situations, we have determined that post-contract customer support revenue can be recognized upon delivery of the software because the obligation to provide post-contract customer support is for one year or less, the estimated cost of providing the post–contract customer support during the arrangement is insignificant and unspecified upgrades or enhancements offered for the particular post–contract customer support arrangement historically have been and are expected to continue to be minimal and infrequently provided. In these instances, we have accrued all the estimated costs of providing the services upfront, which to date have been insignificant.

If we receive non-refundable advanced payments from licensees that are allocable to future contracts periods or could be creditable against other obligations of the licensee to us, the recognition of the related revenue is deferred until such future periods or until such creditable obligations lapse.

In instances where we have noted extended payment terms, revenue is recognized in the period the payment becomes due. If an arrangement includes specified upgrade rights, revenue is deferred until the specified upgrade has been delivered.

We do not generally allow for product returns and we have no history of product returns. Accordingly, no allowance for returns has been provided.

The timing and amount of revenue recognition depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that our management believes are reasonable.

Income Taxes

       We recognize income tax expense based on estimates of our consolidated taxable income (loss) taking into account the various legal entities through which, and jurisdictions in which, we operate. As such, income tax expense may vary from the customary relationship between income tax expense and income (loss) before taxes.

Recently Adopted Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF Issue No. 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. Our adoption of EITF Issue No. 07-3 in the first quarter of our 2008 fiscal year did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. We have elected not to adopt SFAS No. 159 for any such instruments in our first quarter ended March 29, 2008. We will continue to evaluate the election of this option throughout our 2008 fiscal year.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Our adoption of SFAS 157 in the first quarter of our 2008 fiscal year did not have a significant impact on our consolidated financial statements, although we are now required to provide additional financial statement disclosures. The disclosures required by SFAS No. 157 in the year of adoption are provided in Note 12.

Reclassifications

Certain amounts in the previously reported financial statements have been reclassified to conform to the current period presentation.

2.	Net Loss Per Common Share Information

Basic and diluted net loss per common share for the three months ended March 29, 2008 and March 31, 2007 is computed by dividing net loss applicable to common shares during the period by the weighted average number of common shares outstanding during the respective periods, without consideration of common stock equivalents.

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted loss per share as they are antidilutive. The share amounts are determined using a weighted average of the shares outstanding during the respective periods and assume that March 29, 2008 and March 31, 2007, respectively, were the end dates of the contingency period for any contingently issuable shares in accordance with SFAS No. 128, Earnings Per Share.

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007
Series A Senior Convertible Preferred Stock	34,017	1,412
Outstanding stock options	20,570	12,702
Common stock warrants	2,436	2,693
Contingently issuable shares under advisory contract	833	833
Restricted stock	67	220
Contingent merger consideration and stock bonus plan shares issued during the period	8,384	—

In addition to the securities listed above, we may be required to issue shares of our common stock in payment of additional purchase consideration due in connection with our 2007 acquisitions of IPWireless and GO Networks (Note 8). We may also be required to issue shares of common stock in payment of bonuses due under the IPWireless Employee Stock Bonus Plan and the GO Networks Employee Stock Bonus Plan (Note 11).

3.	Comprehensive Loss

Comprehensive loss was as follows:

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007
Net loss	$(95,018)	$(49,395)
Net unrealized gains (losses) on marketable securities	(10)	159
Foreign currency translation adjustment	5,906	—
Total comprehensive loss	$(89,122)	$(49,236)
4.	Marketable Securities
Marketable securities consist of the following:

(in thousands)	March 29, 2008	December 29, 2007
Auction rate securities	$28,180	$102,247
Commercial paper	—	9,937
Other	—	1,500
Total portfolio of marketable securities	$28,180	$113,684

During the three months ended March 29, 2008, we successfully sold auction rate securities with an aggregate principal balance of $73.0 million via auction as individual reset periods came due. Our remaining auction rate securities with an aggregate carrying value of $28.2 million at March 29, 2008 consist of seven auction rate securities that we have been unable to liquidate via auction due to recent weakness in the auction rate securities market. As a result, we continue to hold these securities and the issuers are required to pay interest on the securities at the maximum contractual rates. The auction rate securities that we hold at March 29, 2008 are District of Columbia Savrs freedom forum-A (insured by MBIA), Houston Tex Util Sys Rev Adj-Rfdg-Comb (insured by AMBAC), Education Loan Trust (insured by FFELP), Utah State Board of Rgts (insured by FFELP), Indiana Secondary Market Education loans (insured by FFELP), Illinois Student Assist Comm (insured by FFELP), and Kentucky Higher Education (insured by FFELP). The current interest rates as of May 2, 2008 on these securities range from 0% to 6.6% with a weighted average rate of 2.2%.

In accordance with the guidance provided by FASB Staff Position (“FSP”) Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we periodically review the fair value of our marketable securities to determine if declines in the fair value of individual securities are other-than-temporary in nature. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value and recognize the write-down as a charge in our statement of operations.

Considering our inability to sell our remaining auction rate securities at auction, the recent deterioration of overall market conditions and our near-term liquidity needs, we concluded that the decline in the fair value of our auction rate securities was other-than-temporary. Accordingly, we wrote-down our auction rate securities to their estimated fair value as of March 29, 2008 and recognized a loss of $1.1 million, which is included in other income (expense), net, in the accompanying consolidated statement of operations.

Through May 2, 2008, we successfully sold via auction $0.8 million of our auction rate securities held as of March 29, 2008.

5.	7% Senior Secured Notes

On March 12, 2008, we amended the original purchase agreement for the Notes. Under the amended purchase agreement, we may withdraw up to the full amount of the $75.0 million cash reserve account established as collateral for the Notes for use in funding our business plan, subject to the payment of a consent fee of $3.5 million per $25.0 million withdrawn. We paid a $3.5 million consent fee in March 2008 in order to withdraw $25.0 million from the cash reserve account and paid an additional $3.5 million consent fee in April 2008 in order to withdraw an additional $25 million from the cash reserve account. The consent fee for the initial $25.0 million withdrawal is included in interest expense in the accompanying consolidated statement of operations for the three months ended March 29, 2008. The amended purchase agreement requires that we restore the balance in the cash reserve account to a balance of at least $75.0 million on or before June 30, 2009.

The amended purchase agreement also permits us to incur an additional $25.0 million of indebtedness for the purposes of funding a working capital line of credit subject to specified subordination terms, and an additional $100.0 million of second lien indebtedness to fund working capital requirements that remains subject to an intercreditor agreement with a party that is reasonably satisfactory to the holders of a majority in aggregate principal amount of the Notes and intercreditor terms that are reasonably satisfactory to the holders of at least two-thirds in aggregate principal amount of the Notes. In addition, the amended purchase agreement restricts the types of investments that can be held in the cash reserve account to exclude auction rate or similar securities.

6.	Inventory

Inventory consists of the following:

(in thousands)	March 29, 2008	December 29, 2007
Raw materials	$1,525	$1,152
Work in process	89	89
Finished goods	3,934	3,693
	$5,548	$4,934

7.	Wireless Spectrum Licenses

During the three months ended March 29, 2008, as a result of the receipt of final approval from the Federal Communications Commission, we acquired wireless spectrum licenses for initial cash payments and future lease obligations totaling $28.0 million. The lease agreements have a maximum term of 30 years, including renewals, and will require monthly and annual payments aggregating $8.0 million over the initial terms of the leases. Amounts paid as deposits for these agreements totaled $20.0 million at December 29, 2007 and were included in other noncurrent assets in the accompanying consolidated balance sheet.

8.	Contingent Purchase Consideration

IPWireless

At December 29, 2007, we accrued $51.6 million in additional purchase consideration payable to the selling shareholders of IPWireless as a result of the achievement of certain product shipment milestones in 2007 as specified in the acquisition agreement. During the three months ended March 29, 2008, we paid $50.0 million of the total amount accrued, of which $4.4 million was paid in cash and $45.6 million was paid through the issuance of 8,968,127 net shares of our common stock. Of the $50.0 million paid, $21.0 million, consisting of $3.9 million of cash and $17.1 million of stock, representing 3,417,299 shares of our common stock, was deposited into an escrow account to settle any indemnifiable losses, as defined in the acquisition agreement. We must submit any claims for indemnifiable losses to the IPWireless stockholder representative and the escrow agent by May 11, 2008, the first anniversary of the acquisition date. We have submitted a claim for approximately $13.3 million to compensate us for certain pre-closing contract penalties incurred by IPWireless, which we believe constitute indemnifiable losses under the acquisition agreement. Our recovery of this amount remains subject to the procedures set forth in the acquisition agreement and escrow agreement. We have preliminarily allocated the additional purchase consideration of $51.6 million to goodwill. Were we to recover any amounts deposited into escrow as a result of a successful claim, the cash and/or shares of common stock received would be recorded as a reduction in previously recognized goodwill. The remaining $1.6 million of accrued additional purchase consideration is anticipated to be paid during fiscal 2008.

Additional purchase consideration of up to $77.5 million may be paid to the selling shareholders of IPWireless subject to the achievement of certain product shipment milestones in 2008 and 2009 as specified in the acquisition agreement, with potential payments of up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to $56.3 million of such additional consideration will be payable in cash or shares of common stock at our election, up to $18.7 million of such amounts will be payable in cash or shares of common stock at the election of the representative of IPWireless shareholders and up to $2.5 million is required to be paid in cash. In accordance with SFAS No. 141, Business Combinations, the contingent consideration will be recorded as additional purchase price when the contingency is resolved and the consideration is determinable and becomes issuable.

GO Networks

Additional purchase consideration of up to $25.7 million may be paid to the selling shareholders of GO Networks in February and August 2008 subject to the achievement of certain product shipment milestones and the continued employment of certain designated GO Networks employees, as specified in the acquisition agreement. The substantial majority of the additional purchase consideration payable to the selling shareholders of GO Networks is payable in shares of our common stock. In accordance with SFAS No. 141, the contingent consideration payable to non-employee stockholders and to employee stockholders where payment is not contingent upon continuing employment will be recorded as additional purchase price when the contingency is resolved and the consideration is determinable and becomes issuable.

In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, contingent consideration payable to employee stockholders that is contingent upon continuing employment will be expensed over the earnout period as compensation when the payment becomes probable. The probability of achievement of the performance conditions is reassessed at each reporting date.

In the first quarter of 2008, we assessed the progress towards the achievement of the specified milestones and concluded that no additional purchase consideration was due and payable in February 2008. Pursuant to the acquisition agreement, we reported this conclusion to the appointed GO Networks stockholder representative.  The representative has objected to our determination with respect to the February milestone, and the parties currently are engaged in good faith discussions about the basis for our determination in accordance with the terms of the acquisition agreement.

In addition, with respect to the contingent consideration payable to employee stockholders that is contingent upon continuing employment, in the first quarter of 2008, we assessed the probability of achievement of August milestone and determined that additional purchase consideration was probable of payment in August 2008. Accordingly, through March 29, 2008, we have recognized $1.3 million of share-based compensation expense representing management’s estimate of the amount anticipated to be earned. This amount is included in other noncurrent liabilities in the accompanying consolidated balance sheet.

9.	Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of March 29, 2008.

10.	Redeemable Series A Senior Convertible Preferred Stock and Stockholders’ Equity
(in thousands)	Shares of Redeemable Convertible Preferred Stock	Redeemable Convertible Preferred Stock	Shares of Common Stock	Total Stockholders’ Equity
Balance at December 29, 2007	$355	$371,986	$92,667	$228,765
Net shares issued as additional purchase consideration in our acquisition of IPWireless	—	—	8,968	44,447
Net shares issued under the IPWireless Stock Bonus Plan	—	—	321	1,920
Shares issued under other stock incentive plans	—	—	47	100
Share-based compensation expense	—	—	—	4,210
Imputed dividends on Series A Senior Convertible Preferred Stock	—	7,125	—	(7,125)
Accretion of issuance costs on Series A Senior Convertible Preferred Stock	—	72	—	(72)
Unrealized net losses on marketable securities	—	—	—	(10)
Foreign currency translation adjustment	—	—	—	5,906
Net loss	—	—	—	(95,018)
Balance at March 29, 2008	$355	$379,183	$102,003	$183,123

Changes in redeemable convertible preferred stock, shares of common stock and stockholders’ equity for the three months ended March 29, 2008 were as follows:

11.	Share-Based Payments

Equity Compensation Plans

In May 2007, concurrent with our acquisition of IPWireless, we established the IPWireless Inc. Employee Stock Bonus Plan whereby the participants may receive up to an aggregate of $7.0 million, payable in shares of our common stock valued at the time of issuance, upon the achievement of certain product shipment milestones in 2007 through 2009 and the continued employment of the participant. The 2007 milestone under the plan was achieved in full. Accordingly, during the year ended December 29, 2007, we recognized $3.1 million of share-based compensation expense representing the bonus amount earned. In March 2008, we issued 320,698 net shares of our common stock in payment of the bonus. The probability of achievement of the milestones under the plan is reassessed at each reporting date. At March 29, 2008, we assessed the probability of achievement of 2008 milestone and determined that a stock bonus was probable of payment. Accordingly, during the three months ended March 29, 2008, we recognized $0.8 million of share-based compensation expense representing management’s estimate of the amount anticipated to be earned based on the portion of the requisite service period elapsed through March 29, 2008. This amount is included in other noncurrent liabilities in the accompanying consolidated balance sheet.

In February 2007, concurrent with our acquisition of GO Networks, we established the GO Networks Inc. Employee Stock Bonus Plan whereby the participants may receive up to an aggregate of $5.0 million, payable in February and August 2008 in shares of our common stock valued at the time of issuance, upon the achievement of certain product shipment milestones and the continued employment of the participant and certain designated GO Networks employees. The probability of achievement of the performance conditions is reassessed at each reporting date. In the first quarter of 2008, we assessed the progress towards the achievement of the specified milestones and concluded that no stock bonus was due and payable in February 2008. In addition, in the first quarter of 2008, we assessed the probability of achievement of the August milestone under the plan and determined that a stock bonus was probable of payment. Accordingly, through March 29, 2008, we have recognized $3.7 million of share-based compensation expense representing management’s estimate of the amount anticipated to be earned based on the portion of the requisite service period elapsed through March 29, 2008, of which $0.2 million was recognized as share-based compensation expense during the three months ended March 29, 2008. This amount is included in other noncurrent liabilities in the accompanying consolidated balance sheet.

The following table summarizes stock option activity under our equity compensation plans during the three months ended March 29, 2008:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share
Outstanding at December 29, 2007	20,842	$7.10
Granted	3,082	$4.92
Exercised	(47)	$2.14
Canceled	(538)	$7.50
Outstanding at March 29, 2008	23,339	$6.82
Exercisable at March 29, 2008	11,087	$6.35

At March 29, 2008, 10.5 million shares of our common stock are available for future grants of stock options under our equity compensation plans, excluding the IPWireless and GO Networks stock bonus plans.

Valuation of Share-Based Awards

We utilized the Black-Scholes option-pricing model for estimating the grant-date fair value of share-based awards granted to employees during the three months ended March 29, 2008 and March 31, 2007, with the following assumptions:

	Three Months Ended
	March 29, 2008	March 31, 2007
Risk-free interest rate	1.98%-3.47%	4.54%-4.95%
Expected life (in years)	3.5-10.0	3.5-5.5
Stock price volatility	53%	50%
Expected dividend yield	0%	0%
Weighted average grant-date fair value	$ 2.70	$ 4.19
Pre-vesting forfeiture rate	10%	10%

We utilize the Black-Scholes option-pricing model for estimating the fair value of share-based awards granted to non-employees. The fair value of the vested increments of these awards was estimated at the date of vesting and, for the unvested increments, at the respective reporting date, using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 29, 2008	March 31, 2007
Risk-free interest rate	3.34%-4.21%	4.50%-4.88%
Contractual term (in years)	8.34-9.92	9.3-9.9
Stock price volatility	53%	50%
Expected dividend yield	0%	0%

Share-Based Compensation Expense

Total share-based compensation expense was as follows:

(in thousands)	Three Months Ended
	March 29, 2008	March 31, 2007
Cost of technology licensing and service revenues	$73	$7
Cost of hardware revenues	22	—
Engineering, research and development	2,764	842
Sales and marketing	949	57
General and administrative	1,553	745
Total share-based compensation	$5,361	$1,651

At March 29, 2008, the total unrecognized share-based compensation expense relating to unvested share-based awards granted to employees, net of forfeitures, was $27.9 million, which we anticipate recognizing as a charge against income over a weighted average period of 3.42 years. At March 29, 2008, the total unrecognized share-based compensation expense relating to unvested share-based awards granted to non-employees was $0.9 million, which we anticipate recognizing as a charge against income over a weighted average period of 1.27 years.

12.	Fair Value Measurements

We account for the fair value measurements of the applicable assets and liabilities under the provisions of SFAS No. 157 and, accordingly, we assess the inputs of those fair value measurements based on the fair value hierarchy as described in SFAS No. 157 for each of the major categories of assets and liabilities. SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the SFAS No. 157 fair value hierarchy:

Fair Value Measurements at March 29, 2008 Using:
(in thousands)	Carrying Value at March 29, 2008	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents and restricted cash	$ 114,353	$ 114,353	$ —	$ —
Auction rate securities	$ 28,180	$ 3,977	$ —	$ 24,203
Value of embedded derivatives on Series A Preferred Stock	$ (1,104)	$ —	$ —	$ (1,104)

Auction Rate Securities. Our auction rate securities have been categorized as available-for-sale and, accordingly, are reported at their fair value. Unrealized gains and losses are reported in accumulated other comprehensive income (loss) in stockholders’ equity, unless the decline in value is deemed to be other-than-temporary, in which case the loss is charged to other income (expense), net.

At December 29, 2007, we determined the fair value of all of our auction rate securities using quoted market prices for identical assets (Level 1 inputs). However, at March 29, 2008, we determined fair value using quoted market prices for identical assets (Level 1 inputs) only for those auction rate securities that continue to transact in active markets with a carrying value at March 29, 2008 of $4.0 million.

We also hold certain auction rate securities that are not actively trading due to the deterioration of overall market conditions and recent weakness in the auction rate securities market. Accordingly, at March 29, 2008, we estimated the fair value of these auction rate securities using the discounted cash flow method (Level 3 inputs), which represents a change in the methodology used to determine fair value since our initial adoption of SFAS No. 157. The discounted cash flow method determines fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities utilized two significant unobservable inputs: a discount rate of approximately 6.3% which represents an estimate market rate of return and an estimated period until sale and/or successful auction of the security of five years. Based on the discounted cash flow model, we determined that the fair value of the auction rate securities had declined by $1.1 million during the first quarter of 2008. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty.

Considering our inability to sell our remaining auction rate securities at auction, the recent deterioration of overall market conditions and our near-term liquidity needs, we concluded that the decline in the fair value of the auction rate securities was other-than-temporary. Accordingly, we wrote-down the auction rate securities to their estimated fair value at March 29, 2008 and recognized a charge of $1.1 million, which is included in other income (expense), net, in the accompanying consolidated statement of operations.

Embedded Derivatives on Series A Preferred Stock. We have an obligation to pay contingent cash dividends and cash premiums upon redemption or liquidation of the Series A Preferred Stock which constitute embedded derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with SFAS No. 133, we measure the fair values of these derivatives at each reporting date and any changes in the estimated fair value of the embedded derivative are recorded as a charge to other income in the accompanying consolidated statements of operations.

The embedded derivatives on the Series A Preferred Stock are not traded on a public exchange. Accordingly, we determine the fair value of these derivatives utilizing a binomial lattice pricing model. Certain of the inputs in the model are observable inputs such as the yield rate, risk free rate, credit spread, stock price and stock price volatility. However, the model also utilizes significant inputs related to the occurrence of certain events triggering redemption that are unobservable and are based upon management’s estimates (Level 3 inputs).

The following table summarizes the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Level 3 Inputs
(in thousands)	Auction Rate Securities	Value of embedded derivatives on Series A Preferred Stock
Balance at December 29, 2007	$—	$(969)
Transfers to Level 3	25,288	—
Losses included in net loss	(1,085)	(135)
Balance at March 29, 2008	$24,203	$(1,104)
13.	Segment Information

Our business is organized in four reportable segments on the basis of products, services and strategic initiatives as follows:

•	Semiconductor – WiMAX and LTE baseband chipsets, multi-band Radio Frequency Integrated Circuits and TDtv Application Specific Integrated Circuits.
•	Multimedia – Multimedia software, media content management platforms, and content delivery services delivered through our PacketVideo subsidiary.
•	Networks – 3GPP UMTS and WiMAX based wireless broadband and mobile broadcast products and services and carrier-grade mobile Wi-Fi products and services.
•	Strategic Initiatives – Manages our portfolio of licensed wireless spectrum and leads efforts to acquire additional spectrum assets, both domestically and internationally.

We evaluate the performance of our segments based on revenues and loss from operations excluding depreciation and amortization. Operating expenses include engineering, research and development, sales and marketing and general and administrative expenses that are specific to the particular segment and an allocation of certain corporate overhead expenses. Certain income and charges are not allocated to segments in our internal management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include income and losses on marketable securities, interest expense related to the Notes and the change in the fair value of the embedded derivatives on the Series A Preferred Stock, all of which were deemed not to be directly related to the businesses of the segments. We have no inter-segment revenues.

Financial information for our reportable segments is as follows:

(in thousands)	Semi-conductor	Multimedia	Networks	Strategic Initiatives	Other or Unallocated	Consolidated
For the Three Months Ended:
March 29, 2008
Revenues from external customers	$—	$14,551	$10,426	$1,007	$—	$25,984
Loss from operations	(21,262)	(3,976)	(40,024)	(6,771)	(7,535)	(79,568)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	520	1,595	5,814	3,656	1,021	12,606
March 31, 2007
Revenues from external customers	$—	$7,704	$42	$—	$—	$7,746
Loss from operations	(12,356)	(6,458)	(12,533)	(2,319)	(7,400)	(41,066)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	151	1,161	1,091	1,350	760	4,513
Purchased in-process research and development costs	—	860	—	—	—	860
At March 29, 2008
Total assets	$7,821	$83,186	$255,650	$677,627	$146,364	$1,170,648
Wireless spectrum licenses, intangible assets and goodwill included in total assets	—	64,030	182,046	663,116	90	909,282
At December 29, 2007
Total assets	$4,766	$76,287	$242,190	$666,618	$268,877	$1,258,738
Wireless spectrum licenses, intangible assets, goodwill and spectrum deposits included in total assets	—	63,479	186,115	657,680	92	907,366

14.	Subsequent Event

On April 18, 2008, we acquired all of the outstanding equity interests of Southam Chile SA, a Chilean corporation, and Sociedad Televisora CBC Limitada, a Chilean limited liability company, for cash of $4.5 million and additional cash payments of up to $1.7 million upon the occurrence of certain specified events prior to the third anniversary of the acquisition date.

On April 23, 2008, we retained Deutsche Bank and UBS Investment Bank to explore the sale of our wireless spectrum holdings in the United States. As of March 29, 2008, the aggregate net carrying value of our wireless spectrum license assets in the United States was $538.7 million, which includes $81.3 million of deferred tax liabilities determined in accordance with EITF Issue No. 98-11, Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations. Upon consummation of a sale of our spectrum holdings, we would be required to pay certain fees to each of Deutsche Bank and UBS Investment Bank. There is no assurance that the sale of any of our spectrum licenses will occur and any proposed sale is subject to final approval by the Federal Communications Commission.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report. Additionally, the following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 29, 2007, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2008.

OVERVIEW

First Quarter of 2008 Highlights

•

Our revenues for the first quarter of 2008 totaled $26.0 million compared to $7.7 million for the first quarter of 2007, reflecting a $6.9 million increase in revenues at our PacketVideo subsidiary and $11.4 million of revenues generated by our IPWireless, GO Networks and WiMax Telecom subsidiaries acquired in 2007.

•

On March 12, 2008, we amended the original purchase agreement for our 7% Senior Secured Notes (the “Notes”). Under the amended purchase agreement, we may withdraw up to the full amount of the $75.0 million cash reserve account established as collateral for the Notes for use in funding our business plan, subject to the payment of a consent fee of $3.5 million per $25.0 million withdrawn. The amended purchase agreement also permits us to incur an additional $25.0 million of indebtedness for the purposes of funding a working capital line of credit subject to specified subordination terms, and an additional $100.0 million of second lien indebtedness related to working capital subject to approval of the noteholders. Our ability to incur the second lien indebtedness remains subject to negotiation of intercreditor terms that are reasonably satisfactory to the holders of at least two-thirds in aggregate principal amount of the Notes and the provider of such funding must be reasonably satisfactory to the holders of a majority in aggregate principal amount of the Notes. We paid a $3.5 million consent fee in March 2008 in order to withdraw $25.0 million from the cash reserve account, and paid an additional $3.5 million consent fee in April 2008 in order to withdraw an additional $25.0 million from the cash reserve account

Our Business and Operating Segments

We are a mobile broadband and multimedia technology company that develops, produces, and markets mobile multimedia and wireless broadband products, including software for mobile handsets, mobile TV systems, fourth generation (“4G”) wireless broadband semiconductors and mobile broadband network equipment. Our products and technologies are designed to power wireless networks and devices that enable cutting-edge mobile multimedia and wireless broadband services. At present, our customers include many of the largest mobile handset and wireless service providers in the world including Orange, Motorola, Nokia, NTT DoCoMo, Panasonic, Sony Ericsson, T- Mobile and Verizon Wireless.

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

Our spectrum holdings, which consists of approximately 10.4 billion MHz POPs, include licenses in the United States which cover over 248 million persons, or POPs, in many of the largest metropolitan areas in the country, nationwide licenses in Austria, Argentina, Croatia, Germany, Norway, Slovakia and Switzerland and significant spectrum holdings in Canada.

Our mobile multimedia and wireless broadband products and technologies are developed and marketed through our NextWave Network Products and NextWave Mobile Products operating units. We have organized our businesses into four reportable business segments on the basis of products, services and strategic initiatives. The four business segments are: Semiconductor, Multimedia, Networks, and Strategic Initiatives. The financial results of NextWave Network Products are reported in the Networks business segment. The financial results of NextWave Mobile Products are reported in the Semiconductor and Multimedia business segments. We believe the breadth of products, technologies, spectrum assets and professional services we offer represents a unique platform to provide advanced mobile multimedia and wireless broadband solutions to the market. While our business units are intended to be profitable on a standalone basis, we believe that they will provide synergistic value to each other and collectively drive accelerated market penetration and share of the rapidly growing mobile multimedia and wireless broadband market.

NextWave Network Products

NextWave Network Products includes the operations of IPWireless, which was acquired in May 2007, and GO Networks, which was acquired in February 2007. NextWave Network Products markets mobile broadband network equipment and mobile TV and multimedia multicast systems, based on the global Universal Mobile Telecommunications System (“UMTS”) and Institute of Electrical and Electronics Engineers (“IEEE”) 802.11 standards, to mobile operators around the world. In addition, NextWave Network Products provides mobile operator customers with a comprehensive suite of professional and value added services.

Mobile Broadband Network Equipment. NextWave Network Products’ mobile broadband network equipment, based on the UMTS TD-CDMA standard, has been commercially deployed by mobile operators in more than a dozen countries, including the Czech Republic, Germany, New Zealand, South Africa, Sweden, United Kingdom and the United States. In 2006, NextWave Network Products’ UMTS TD-CDMA mobile broadband technology was selected by New York City’s Department of Information Technology and Telecommunications as part of a five-year contract awarded to Northrop Grumman for the deployment of a citywide, public safety, mobile wireless network. To provide customers with an evolution path to emerging Fourth Generation (“4G”) network technologies, in February 2008 NextWave Network Products announced its next-generation base station platform that will be field upgradeable to support Worldwide Interoperability for Worldwide Access (“WiMAX”) and release 8 of the UMTS standard, also known as Long Term Evolution (“LTE”).

Mobile TV and Multimedia Multicast Systems. NextWave Network Products’ TDtvTM mobile broadcast system, based on the Third Generation Partnership Project (“3GPP”) Multimedia Broadcast Multicast Service (“MBMS”) standard, provides UMTS operators the ability to deliver multi-channel mobile TV and other multimedia services using an underutilized portion of their existing third generation (“3G”) spectrum. Designed for easy integration into existing Wideband Code Division Multiple Access (“WCMDA”) networks and next-generation WCMDA handsets, TDtv is being offered in combination with PacketVideo’s MediaFusion advertising platform which will provide operators the ability to generate targeted advertising revenues from TDtv subscribers. On February 12, 2008, Orange and T-Mobile announced that they will conduct a six month commercial pilot of TDtv in London. We believe that this commercial pilot along with the rapid growth of the mobile TV market will provide us with expanded opportunities to market our TDtv multicast solution to UMTS network operators and device manufacturers around the world.

NextWave Network Products’ MXtvTM mobile broadband system, announced in March 2008, is based on the 802.16e WiMAX standard and provides WiMAX operators the ability to deliver a broad range of rich and personalized multimedia services including mobile TV, interactive services, and digital audio without having to invest in new spectrum or additional network infrastructure. Similar to TDtv, NextWave MXtv will provide mobile operators the ability to use PacketVideo’s MediaFusion platform to generate revenues via the delivery of user-specific advertising. NextWave Network Products has executed joint development agreements with Huawei Technologies USA and Alcatel-Lucent under which these two global network infrastructure providers will integrate MXtv technology into their end-to-end WiMAX network solutions.

Carrier-Grade Mobile Wi-Fi Systems. NextWave Network Products’ family of carrier-class micro, pico and femto mobile Wi-Fi base stations have been deployed by numerous mobile operators, Internet Service Providers, and municipalities around the world. All of NextWave Network Products’ Wi-Fi platforms utilize advanced xRFTM adaptive-beamforming, smart-antenna technology and a cellular-mesh Wi-Fi architecture to deliver wide-area Wi-Fi network solutions with the performance and economics required by service providers. In February 2008, NextWave Network Products announced its roadmap for the integration and availability of its WiMAX LTE capabilities into its line of micro and pico base stations including hybrid Wi-Fi/WiMAX and Wi-Fi/LTE network solutions.

Value-Added and Professional Services. To support sales of its mobile broadband and multimedia systems, NextWave Network Products provides its customers with a full array of professional and value-added services, including RF and core network design services, network implementation and management services, and back-office service solutions, Voice-over-Internet-Protocol (“VoIP”) implementation, and wireless backhaul solutions. To demonstrate the capabilities of its products and services, NextWave Network Products is implementing a comprehensive test network in Las Vegas, Nevada.

NextWave Mobile Products.

NextWave Mobile Products includes the operations of our Multimedia business segment, which solely consists of our PacketVideo subsidiary, the world’s largest independent supplier of mobile multimedia software solutions, and our Semiconductor business segment, which is developing advanced wireless semiconductors including OFDM-based WiMAX and LTE chipsets.

Multimedia Software. Our PacketVideo subsidiary supplies multimedia software and server solutions to many of the world’s largest wireless carriers and wireless handset manufacturers, who use it to transform a mobile phone into a feature-rich multimedia device that provides people with the ability to stream, download and play video and music, receive live TV broadcasts, and engage in two-way video telephony. PacketVideo has been contracted by some of the world’s largest carriers, such as Orange, NTT DoCoMo, T-Mobile, Verizon Wireless and Vodafone to design and implement the multimedia software capabilities contained in their handsets. In addition, PacketVideo is a founding member of the Open Handset Alliance, led by Google, and will be supplying the multimedia software subsystem for the Open Handset Alliance’s mobile device AndroidTM platform. We believe that by joining the Open Handset Alliance, PacketVideo will be uniquely positioned to market its full suite of enhanced software applications to Android application developers. PacketVideo’s software is compatible with virtually all network technologies including CDMA, GSM, WiMAX, LTE, and WCDMA. To date, over 218 million PacketVideo-powered handsets have been shipped by PacketVideo’s service provider and device manufacturer customers.

To further enhance its market position, PacketVideo has invested in the development and acquisition of a wide range of technologies and capabilities to provide its customers with software solutions to enable home/office/mobile digital media convergence using communication protocols standardized by the Digital Living Network AllianceTM. An example is PacketVideo’s PVConnectTM platform that provides for content search, discovery, organization and content delivery/sharing between mobile devices and consumer electronics products connected to an Internet Protocol (“IP”)-based network. In addition, PacketVideo’s patented Digital Rights Management solutions, already in use by many wireless carriers globally, represent a key enabler of digital media convergence by preventing the unauthorized access or duplication of multimedia content used or shared by PacketVideo-enabled devices.

We believe that the continued growth in global shipments of high-end handsets with multimedia capabilities, increasing demand for home/office/mobile digital media convergence solutions, and the acceleration of global deployments of mobile broadband networks optimized to support mobile multimedia applications will substantially expand the opportunity for PacketVideo to license its suite of multimedia software solutions to service providers and to handset and consumer electronic device manufacturers.

Multimedia Devices. To help drive market adoption of mobile TV technology and related PacketVideo products, PacketVideo recently introduced its Telly™ Mobile Broadcast Receiver, a matchbox-size hardware device that enables virtually any mobile Wi-Fi device to play mobile broadcast TV. The Telly decodes a digital TV signal, repurposes it for use on a mobile device, and then sends the mobile TV content over Wi-Fi to the handset. The PacketVideo Telly uses patented protocols to ensure optimum rendering of the TV signal on the playback device and provides secure access to premium channels. This allows mobile subscribers to upgrade to advanced mobile TV services without a requirement to change their handsets. PacketVideo intends to manufacture several versions of the Telly to support TDtv, MXtv, Digital Video Broadcasting – Handheld (“DVB-H”), and MediaFLO mobile TV systems.

Semiconductors. Over 250 engineers at NextWave Mobile Products are developing a family of mobile broadband semiconductor products based on OFDM technologies such as WiMAX and LTE. NextWave Mobile Products’ initial focus is to market multi-band RF chips and high-performance, digital baseband WiMAX chips to wireless device and network equipment manufacturers who require an advanced platform to develop next-generation WiMAX mobile terminal and infrastructure products optimized for mobile multimedia applications such as mobile TV. Samples of our first-generation NW1000 chipset family, which includes a WiMAX baseband system-on-a-chip and matched multi-band Radio Frequency Integrated Circuits (“RFIC”), became available in the third quarter of 2007. Samples of our second-generation NW2000 chipset family, which contain our MXtv mobile multicast technology, became available in April 2008. The NW2000 chipset family is NextWave Mobile Products’ first chipset family designed for high-volume commercial production. In addition, NextWave Mobile Products is developing a family of handset and media player reference designs to highlight the features of its subscriber station semiconductor products. Furthermore, in advance of prospective commercial deployments by network operators of NextWave Mobile Products’ TDtv mobile broadcast system, NextWave Mobile Products is preparing for high-volume, commercial production of a TDtv Device Integration Pack. The TDtv Device Integration Pack which includes a low-power TDtv System in Package, a complete MBMS software stack, and PacketVideo MediaFusionTM multimedia client software, is designed to provide device vendors an easy, low-cost way to integrate TDtv technology into their handset products.

The primary design objectives of NextWave Mobile Products’ current and future semiconductor products and technologies, which are intended to be sold or licensed to network infrastructure vendors, device manufacturers and service providers worldwide, are to:

•

Improve the performance, service quality, and economics of mobile broadband networks and enhance their ability to cost-effectively handle the large volume of network traffic associated with bandwidth-intensive and/or Quality of Service, applications such as mobile TV, video-on-demand, streaming audio, two-way video telephony, VoIP telephony, and real-time interactive gaming;

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

Strategic Initiatives

To help drive sales of our products and technologies, we have acquired licensed spectrum in the United States, Canada, Argentina, Germany, Switzerland, Austria, Slovakia and Croatia. We believe that our spectrum assets will provide for additional opportunities for selling products and services to the service providers that require our spectrum assets for the provision of wireless broadband services on a significantly larger scale than the typical opportunities being served. The financial results of our spectrum acquisition activities, both domestically and internationally, are reported under our Strategic Initiatives business segment.

To date, we have acquired licensed spectrum and entered into long-term leases that provide us with exclusive leasehold access to licensed spectrum throughout the United States. Our spectrum portfolio covers approximately 251.6 million POPs across the United States, of which licenses covering 143.9 million POPs are covered by 20 MHz or more of spectrum, and licenses covering an additional 93.8 million POPs are covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York metropolitan region, are covered by 30 MHz or more of spectrum. While we believe that all of our spectrum assets can support commercially viable wireless broadband services, we expect that those licenses which have over 20 MHz of spectrum will provide operators with improved capacity and network performance. We believe that this spectrum footprint, which includes 15 of the top 20 Cellular Market Areas and eight of the top ten Cellular Market Areas in the United States, will be attractive to service providers who wish to deploy wireless networks that utilize our advanced products and technologies. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Services (“AWS”) bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

In April 2008, we retained Deutsche Bank and UBS Investment Bank to explore the sale of our wireless spectrum holdings in the United States.

RESULTS OF OPERATIONS

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

Revenues

Total revenues for the first quarter of 2008 were $26.0 million, as compared to $7.7 million for the first quarter of 2007. The $18.3 million increase in revenues during the first quarter of 2008 was attributable to the following:

•

A $10.4 million increase in hardware revenues recognized during the first quarter of 2008 from sales of wireless broadband and mobile broadcast network products and services by our Networks segment, primarily resulting from our acquisition of IPWireless and GO Networks subsidiaries, acquired in May 2007,

•

A $6.9 million increase in technology licensing and service revenues recognized by our Multimedia segment which was primarily attributable to unit sales growth and market penetration of mobile subscriber services by our customer base, which includes wireless operators and device manufacturers. The increase in revenues recognized by our Multimedia segment includes $0.8 million of revenues recognized by SDC Secure Digital Container AG (“SDC”), which we acquired in 2007; and

•

$1.0 million of technology licensing and service revenues recognized during the first quarter of 2008 primarily from customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary, acquired in July 2007, which is included in our Strategic Initiatives segment.

Sales to two customers accounted for 32% and 24% of our consolidated revenues during the first quarter of 2008. Sales to two customers accounted for 75% and 5% of our consolidated revenues during the first quarter of 2007.

In general, the financial consideration received from wireless carriers and mobile phone and wireless device manufacturers is primarily derived from a combination of technology development contracts, royalties, software support and maintenance and wireless broadband products.

We believe that our Multimedia and Networks segments will continue to account for a substantial portion of our revenues in 2008. We believe that the sale or licensing of our proprietary chipsets, network components and device technologies by our Semiconductor segment will become an additional source of recurring revenue following the development and expected commercialization of these products.

We expect that future revenues will be affected by, among other things, new product and service introductions, competitive conditions, customer marketing budgets for introduction of new subscriber products, the rate of expansion of our customer base, the build-out rate of networks that utilize our Wi-Fi and WiMAX technologies, services and products, price increases, subscriber device life cycles, demand for wireless data services and acquisitions or dispositions of businesses or product lines.

Operating Expenses

The following table summarizes our operating expenses for the respective periods:

(in millions)	Three Months Ended
	March 29, 2008	March 31, 2007	Increase (Decrease)
Cost of technology licensing and service revenues	$6.8	$3.6	$3.2
Cost of hardware revenues	11.8	0.1	11.7
Engineering, research and development	45.4	23.3	22.1
Sales and marketing	13.6	3.7	9.9
General and administrative	27.9	17.2	10.7
Purchased in-process research and development costs	—	0.9	(0.9)
Total operating expenses	$105.5	$48.8	$56.7

Cost of Technology Licensing and Services Revenues

Cost of technology licensing and service revenues as a percentage of the associated revenues for the first quarter of 2008 was 44%, as compared to 47% for the first quarter of 2007. The improvement in gross margins in the first quarter of 2008 reflects a $4.9 million increase in technology licensing and royalty fee revenues in our Multimedia segment, which have minimal associated cost of revenue, offset by a $0.9 million increase in amortization of purchased intangible assets resulting from our acquisitions of WiMax Telecom and SDC in 2007.

Cost of revenues for our Multimedia segment primarily includes direct engineering labor expenses, allocated overhead costs, costs associated with offshore contract labor costs, other direct costs related to the execution of technology development contracts and amortization of purchased intangible assets. Cost of revenues for WiMax Telecom primarily includes depreciation expense and maintenance costs on the base stations used to operate the network, fees to maintain internet access and amortization of purchased intangible assets.

Included in cost of technology licensing and services revenues for the first quarter of 2008 and 2007 is $1.5 million and $0.6 million, respectively, of amortization of purchased intangible assets.

Cost of Hardware Revenues

Hardware cost of revenues relate to sales of wireless broadband and mobile broadcast network products and services by our Networks segment. We use third-party subcontractors to manufacture the products sold by our Networks segment and these costs make up the substantial majority of hardware cost of revenues.

Included in the cost of hardware revenues for the first quarter of 2008 is $3.2 million of amortization of purchased intangible assets. No amortization of purchased intangible assets is included in cost of hardware revenues in the first quarter of 2007.

We believe that cost of revenues as a percentage of revenue for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments by us on licensed technologies, changes in average selling prices and our ability to make productivity improvements through continual cost reduction programs.

Engineering, Research and Development

The $22.1 million increase in engineering, research and development expenses during the first quarter of 2008 is attributable to the following:

•

A $6.5 million increase in engineering, research and development expenses in our Semiconductor segment due to the expansion of the engineering organization and development activities relating to the pre-commercialization of our WiMAX and LTE baseband chipsets, multi-band Radio Frequency Integrated Circuits and TDtv Application Specific Integrated Circuits;

•

A $15.0 million increase in engineering, research and development expenses in our Networks segment due to the expansion of the mobile broadband network and mobile TV and multimedia multicast systems development activities, of which $13.4 million relates to research and development activities at our IPWireless and GO Networks subsidiaries, which were acquired in 2007, and $1.5 million relates to the expansion of our network services organization;

•

A $0.9 million increase in engineering, research and development expenses in our Multimedia segment due to an increase in the costs of the ongoing development of multimedia software applications, media content management platforms and content delivery services, which is primarily due to increased engineering headcount, including contractors; and

•	A $0.3 million decrease in other engineering, research and development expenses including a decrease in our share of the losses of Hughes Systique Corporation, our equity method investee.

Included in engineering, research and development expenses during the first quarters of 2008 and 2007 is $0.3 million and $0.1 million, respectively, of amortization of purchased intangible assets primarily resulting from our acquisition of IPWireless in 2007. Also included in engineering, research and development expenses during the first quarters of 2008 and 2007 is $2.7 million and $0.8 million, respectively, of share-based compensation expense.

Over the past eighteen months, the Semiconductor segment has progressed from early stage WiMAX development to pre-commercialization of its family of WiMAX integrated circuit products. To accomplish our business and financial objectives of commercializing these products in 2008 and beyond, we have added the required complement of engineering and product development staff.

Largely due to our planned increase in engineering personnel coupled with our business acquisitions to further our WiMAX related and other technology development initiatives, we expect our engineering, research and development expenses to increase over the next twelve months.

Sales and Marketing

                The $9.9 million increase in sales and marketing expenses during the first quarter of 2008 is attributable to the following:

•

$1.5 million of the increase is due to the establishment of a sales and marketing organization in our Semiconductor segment in the third quarter of 2007 in preparation for the anticipated commercialization of our WiMAX and LTE baseband chipsets, multi-band Radio Frequency Integrated Circuits and TDtv Application Specific Integrated Circuits and primarily represents compensation and related costs for sales and marketing personnel and costs associated with marketing and other promotional activities;

•

$7.0 million of the increase is due to the expansion of the mobile broadband network and mobile TV and multimedia multicast systems sales and marketing organization in our Networks segment, of which $5.8 million relates to sales and marketing activities at our IPWireless and GO Networks subsidiaries, which were acquired in 2007, and $0.9 million relates to our establishment of a Latin America sales and marketing operation in 2007;

•

$1.2 million of the increase relates to sales and marketing efforts in our Multimedia segment, of which $0.3 million represents increased amortization of purchased intangible assets resulting from our acquisition of SDC in 2007 and $0.5 million is due to an increase in trade show related costs; and

•	$0.2 million of the increase is due to amortization of purchased intangible assets resulting from our acquisition of WiMax Telecom in 2007.

Included in sales and marketing expenses during the first quarters of 2008 and 2007 is $0.9 million and $0.2 million, respectively, of amortization of purchased intangible assets. Also included in sales and marketing expenses during the first quarters of 2008 and 2007 is $0.9 million and $0.1 million, respectively, of share-based compensation expense.

We expect sales and marketing expenses to increase in absolute terms with the growth of our global business in the upcoming year, primarily from the addition of international sales offices and related personnel costs to support our product and service offerings.

General and Administrative

The $10.7 million increase in general and administrative expenses during the first quarter of 2008 is attributable to the following:

•

$1.4 million of the increase is due to higher amortization of purchased intangible assets, primarily wireless spectrum license assets resulting from the acquisition of additional wireless spectrum licenses in North America and Europe during 2007;

•

$0.8 million of the increase is due to increased accounting and tax fees associated with our efforts to become initially compliant with Sarbanes-Oxley Section 404 requirements in 2007 and overall organizational growth primarily resulting from the several acquisitions we completed in 2007;

•	$0.8 million of the increase is due to higher share-based compensation expense as the rate of stock options granted increased consistent with increases in headcount; and
•

The remaining increase is due to general and administrative expenses at our IPWireless, GO Networks, WiMax Telecom and SDC subsidiaries, which were acquired in 2007, and an increase in administrative personnel and related costs at our corporate offices to support the overall organizational growth primarily resulting from the several acquisitions we completed in 2007.

Included in general and administrative expense during the first quarters of 2008 and 2007 is $2.9 million and $1.4 million, respectively, of amortization of wireless spectrum licenses and purchased intangible assets. Also included in general and administrative expenses during the first quarters of 2008 and 2007 is $1.6 million and $0.7 million, respectively, of share-based compensation expense.

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

Purchased In-Process Research and Development Costs

Purchased in-process research and development costs totaled $0.9 million during the first quarter of 2007 and reflect the assigned value of SDC’s video and audio software for handsets development project. The values allocated to purchased in-process research and development costs were based on projects that had not reached technological feasibility and had no alternative future uses and were determined through established valuation techniques used in the high technology industry. These costs were expensed at the date of acquisition.

Interest Income

Interest income during the first quarter of 2008 was $2.2 million, as compared to $2.1 million for the first quarter of 2007, an increase of $0.1 million. Interest income primarily consists of interest earned during the respective periods on our unrestricted and restricted cash, cash equivalents and marketable securities balances.

Interest income in the future will be affected by changes in short-term interest rates and changes in our cash, cash equivalents and marketable securities balances, which may be materially impacted by development plans, acquisitions and other financial or equity activities.

Interest Expense

Interest expense during the first quarter of 2008 was $15.3 million, as compared to $11.1 million for the first quarter of 2007, an increase of $4.2 million. The increase in interest expense is due to the $3.5 million consent fee paid in March 2008 to withdraw $25.0 million from the cash reserve account related to our 7% Senior Secured Notes, $0.3 million in higher interest accretion of the original issue discount and issuance costs related to our 7% Senior Secured Notes and $0.2 million in higher accretion of discounted wireless spectrum license lease liabilities acquired during 2008 and 2007. The remainder of the increase of $0.1 million consists primarily of interest on debt assumed in connection with our acquisitions during 2007.

Our interest expense will continue to increase during 2008 primarily due to higher amortization of the discount and debt issue costs related to our 7% Senior Secured Notes, accrual of interest for a full year on debt assumed in connection with our 2007 acquisitions and interest accreted on our newly acquired spectrum lease liabilities.

Other Income (Expense), Net

Other expense, net, during the first quarter of 2008 was $2.1 million compared to other income, net, of $4,000 during the first quarter of 2007, a decrease of $2.1 million. The decrease in other income (expense), net is primarily due to the $1.1 million impairment charge we recognized in the first quarter of 2008 to write-down the carrying value of our auction rate securities to their estimated fair value and net foreign currency exchange losses of $0.9 million resulting from the continued decline in the value of the U.S. dollar.

Provision for Income Taxes

The effective income tax rate during the first quarter of 2008 was 0.24%, resulting in a $0.2 million income tax provision on our pre-tax loss of $94.8 million which primarily relates to income taxes in foreign jurisdictions.

During the first quarter of 2007, substantially all of our U.S. subsidiaries had net losses for tax purposes and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. An income tax provision of $0.2 million was recorded during the first quarter of 2007, of which $0.1 million was related to income taxes of certain controlled foreign corporations and the remainder relates to foreign withholding tax on accrued interest on intercompany debt between one of our U.S. subsidiaries and a German subsidiary and royalty payments received from our PacketVideo customers.

Minority Interest

Minority interest for the three months ended March 31, 2007 represents the minority shareholder’s proportionate share of the net equity in our consolidated subsidiary, Inquam Broadband Holding Ltd. We acquired the remaining interest in Inquam Broadband Holding Ltd. in October 2007.

Segment Results

Our businesses are organized into four reportable business segments on the basis of products, services and strategic initiatives: Semiconductor, Multimedia, Networks and Strategic Initiatives. Results for our reportable operating segments during the first quarters of 2008 and 2007 are as follows:

(in millions)	Semi-conductor	Multimedia	Networks	Strategic Initiatives	Other or Unallocated	Consolidated
For the Three Months Ended:
March 29, 2008
Revenues from external customers	$ —	$ 14.6	$ 10.4	$ 1.0	$ —	$ 26.0
Loss from operations	(21.3)	(4.0)	(40.0)	(6.8)	(7.5)	(79.6)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	0.5	1.6	5.8	3.7	1.0	12.6
March 31, 2007
Revenues from external customers	$ —	$ 7.7	$ —	$ —	$ —	$ 7.7
Loss from operations	(12.4)	(6.5)	(12.5)	(2.3)	(7.4)	(41.1)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	0.1	1.2	1.1	1.3	0.8	4.5
Purchased in-process research and development costs	—	0.9	—	—	—	0.9

Semiconductor

Loss from operations for the Semiconductor segment for the first quarter of 2008 was $21.3 million, as compared to $12.4 million for the first quarter of 2007, an increase of $8.9 million. The increase in loss from operations was primarily due to the expansion of the engineering development organization and development activities in our Semiconductor segment relating to the pre-commercialization of our WiMAX and LTE baseband chipsets, multi-band Radio Frequency Integrated Circuits and TDtv Application Specific Integrated Circuits and the establishment of a sales and marketing organization in the third quarter of 2007 in preparation for the anticipated commercialization of our chipsets and integrated circuits.

Multimedia

Revenues for the Multimedia segment for the first quarter of 2008 were $14.6 million, as compared to $7.7 million for the first quarter of 2007, an increase of $6.9 million. The increase in Multimedia segment revenues resulted primarily from unit sales growth and market penetration of mobile subscriber services by our customer base, which includes wireless operators and device manufacturers. The increase in revenues recognized by our Multimedia segment includes $0.8 million of revenues recognized by SDC, which we acquired in 2007.

Loss from operations for the Multimedia segment for the first quarter of 2008 was $4.0 million, as compared to $6.5 million for the first quarter of 2007, a decrease of $2.5 million. The decrease in loss from operations was primarily attributable to a $6.9 million increase in revenues recognized by our Multimedia segment, of which the majority of the increase relates to increased royalty revenues which have minimal associated costs.

Networks

Revenues for the Networks segment increased $10.4 million in the first quarter of 2008. Networks segment revenues recognized in the first quarter of 2008 represent sales of wireless broadband and mobile broadcast network products and services by IPWireless and GO Networks, which were acquired in May and February 2007, respectively.

Loss from operations for the Networks segment for the first quarter of 2008 was $40.0 million, as compared to $12.5 million for the first quarter of 2007, an increase of $27.5 million. The increase in loss from operations was primarily attributable to our acquisition of IPWireless in May 2007, a full quarter of operations at our GO Networks subsidiary acquired in February 2007 and the establishment of a Latin America sales and marketing organization in the third quarter of 2007.

Strategic Initiatives

Revenues for the Strategic Initiatives segment for the first quarter of 2008 were $1.0 million. No revenues were reported in the Strategic Initiatives segment in the first quarter of 2007. Strategic Initiatives segment revenues recognized in the first quarter of 2008 represent customer subscriptions for the WiMAX network operated by WiMax Telecom, which was acquired in July 2007.

Loss from operations for the Strategic Initiatives segment for the first quarter of 2008 was $6.8 million, as compared to $2.3 million for the first quarter of 2007, an increase of $4.5 million. The increase in loss from operations was primarily attributable to our acquisition of WiMax Telecom in 2007 and a $0.8 million increase in amortization of wireless spectrum licenses resulting from additional wireless spectrum licenses acquired in North America and Switzerland during 2007.

Other or unallocated

The loss from operations classified as Other or Unallocated for the first quarter of 2008 was $7.5 million as compared to $7.4 million for the first quarter of 2007, an increase of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, acquisitions, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of our 7% Senior Secured Notes in July 2006 and the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock in March 2007. Our total unrestricted cash, cash equivalents and marketable securities at March 29, 2008 totaled $87.6 million.

The following table presents working capital, cash, cash equivalents and marketable securities:

(in millions)	March 29, 2008	Increase (Decrease)	December 29, 2007
Working capital	$36.8	$(19.3)	$56.1
Cash and cash equivalents	$59.4	$6.4	$53.0
Marketable securities	28.2	(85.5)	113.7
Total cash, cash equivalents and marketable securities	$87.6	$(79.1)	$166.7

Uses of Cash, Cash Equivalents and Marketable Securities

The following table presents our utilization of cash, cash equivalents and marketable securities:

	Three Months Ended
(in millions)	March 29, 2008	March 31, 2007
Beginning cash, cash equivalents and marketable securities	$166.7	$200.7
Cash released from restricted cash account securing long-term obligations	25.0	—
Proceeds from the issuance of Series A Senior Convertible Preferred Stock, net of issuance costs	—	351.1
Cash paid for business combinations, net of cash acquired	(4.5)	(30.2)
Cash paid for acquisition of wireless spectrum licenses and subsequent lease obligations	(4.2)	(30.6)
Cash used by operating activities	(82.2)	(35.7)
Purchases of property and equipment	(8.2)	(1.8)
Cash advances to our equity method investee	(0.5)	—
Other, net	(4.5)	0.4
Ending cash, cash equivalents and marketable securities	$87.6	$453.9

The decrease in cash, cash equivalents and marketable securities of $79.1 million during the first quarter of 2008 is primarily due to $4.5 million in cash paid as additional purchase consideration for our 2007 acquisition of IPWireless, $4.2 million in cash paid for wireless spectrum licenses and subsequent lease obligations, cash used in operating activities of $82.2 million and purchases of property and equipment of $8.2 million, partially offset by the release of $25.0 million from the restricted cash account securing our 7% Senior Secured Notes.

The increase in cash, cash equivalents and marketable securities of $253.2 million during the first quarter of 2007 is primarily due to the net proceeds of $351.1 million from our issuance of Redeemable Series A Senior Convertible Preferred Stock in March 2007, offset by $30.2 million in net cash paid in business combinations, $30.6 million in cash paid for wireless spectrum licenses and subsequent lease obligations, cash used in operating activities of $35.7 million and purchases of property and equipment of $1.8 million.

Significant Investing Activities During the First Quarter of 2008

During the three months ended March 29, 2008, we paid $50.0 million of additional purchase consideration to the selling shareholders of IPWireless as a result of the achievement of certain product shipment milestones in 2007 as specified in the acquisition agreement. Of the amount paid, $4.4 million was paid in cash and $45.6 million was paid through the issuance of 8,968,127 net shares of our common stock. We anticipate that $1.6 million of accrued additional purchase consideration related to product shipment milestones achieved in 2007 will be paid during fiscal 2008. Additional purchase consideration of up to $77.5 million may be paid to the selling shareholders of IPWireless subject to the achievement of certain product shipment milestones in 2008 and 2009 as specified in the acquisition agreement, with potential payments of up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to $56.3 million of such additional consideration will be payable in cash or shares of common stock at our election, up to $18.7 million of such amounts will be payable in cash or shares of common stock at the election of the representative of IPWireless shareholders and up to $2.5 million is required to be paid in cash.

During the three months ended March 29, 2008, as a result of the receipt of final approval from the Federal Communications Commission, we acquired wireless spectrum licenses for initial cash payments and future lease obligations totaling $28.0 million, of which $20.0 million was paid in 2007. The lease agreements have a maximum term of 30 years, including renewals, and will require monthly and annual payments aggregating $8.0 million over the initial terms of the leases.

In February 2008, we executed a loan agreement with Hughes Systique Corporation (“Hughes Systique”), our equity method investee, for 6% senior secured convertible notes, whereby we committed to make available to Hughes Systique up to $1.5 million through February 2011. All principal and interest is due three years from the date of the advance. At the maturity date or upon a default event, we have the option to convert any unpaid amounts into shares of preferred stock of Hughes Systique. During the three months ended March 29, 2008, we advanced $0.5 million to Hughes Systique .

Capital expenditures totaled $8.2 million during the first quarter of 2008 and were primarily related to the acquisition of network base stations by our WiMax Telecom subsidiary in preparation for the build-out of a WiMAX network in Croatia in 2008, the purchase of additional testing and engineering equipment by our Semiconductor segment and capitalized costs related to the implementation of our enterprise resource planning system at certain of our subsidiaries acquired in 2007.

Significant Financing Activities During the First Quarter of 2008

On March 12, 2008, we amended the original purchase agreement for our 7% Senior Secured Notes (the “Notes”). Under the amended purchase agreement, we may withdraw up to the full amount of the $75.0 million cash reserve account established as collateral for the Notes for use in funding our business plan, subject to the payment of a consent fee of $3.5 million per $25.0 million withdrawn. We paid a $3.5 million consent fee in March 2008 in order to withdraw $25.0 million from the cash reserve account and paid an additional $3.5 million consent fee in April 2008 in order to withdraw an additional $25.0 million from the cash reserve account. The amended purchase agreement requires that we restore the balance in the cash reserve account to a balance of at least $75.0 million on or before June 30, 2009.

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

Looking Forward

We anticipate that our businesses, other than our Multimedia segment, will also require further substantial investment before our revenues are sufficient to fund our expenses and generate earnings:

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

•

GO Networks, acquired in February 2007, which is in the Networks segment, develops high-performance mobile Wi-Fi products and services for commercial and municipal service providers. GO Networks will continue to require working capital funding through at least 2008 to invest in establishing worldwide sales and distribution channels, along with high volume manufacturing capabilities and related administrative and information technology products and services to support anticipated unit volume growth.

•

IPWireless, acquired in May 2007, which is in the Networks segment, is a leading supplier of TD-CDMA based mobile broadband network equipment and subscriber terminals. We expect increased investment through 2008 in augmenting sales and distribution channels, working capital, capital equipment and research and development with respect to the commercialization of TDtv, WiMAX and additional public safety products.

•

Inquam Broadband and WiMax Telecom, which are in the Strategic Initiatives segment, are strategic investments in European wireless spectrum and wireless broadband network operations and we are presently exploring alternative plans for these investments in 2008.

Management believes our existing cash and cash equivalents of $59.4 million, along with the release of $50.0 million of restricted cash based on our payment of consent fees in March and April 2008 in accordance with amended purchase agreement for the Notes and the cash forecasted to be generated by operations, as well as a combination of the following potential sources of cash will be sufficient to meet our estimated working capital and capital expenditure requirements through at least March 2009:

•	The release of the final $25.0 million of restricted cash associated with the Notes. The release of these funds is subject to payment of a $3.5 million consent fee.
•

A realization of value from against our auction rate securities. Our marketable securities at March 29, 2008 consist entirely of $28.2 million of auction rate securities. In order to fund our ongoing operations, we have directed our investment portfolio managers to liquidate our auction rate securities and reinvest in more liquid, less risky investments. However, due to recent weakness in the auction markets, we have been unable to liquidate our remaining auction rate securities. If we are unable to liquidate our auction rate securities in sufficient time to fund operations, we intend to pursue a collateralized borrowing against these auction rate securities.

•

The settlement of an escrow claim related to our acquisition of IPWireless, Inc. of approximately $13.3 million. There can be no assurance that the escrow agent will rule in our favor and approve the release of the claim amount.

•

A working capital line of credit of up to $25.0 million, collateralized by our accounts receivable and inventory from certain significant global wireless operators and wireless network integrators. There can be no assurance that this line of credit will be available on acceptable terms, if at all.

•

The sale and related lease-back of our office building in Henderson, Nevada. We intend to market this property through a national brokerage firm. There can be no assurance that a buyer will be located or an acceptable offer on this property will be received.

If we are unable to successfully obtain cash through the sources described above, the following potential sources of cash may also be available to us:

•

Second lien indebtedness of up to $100.0 million to fund our working capital requirements. This additional indebtedness is subject to an intercreditor agreement with a party that is reasonably satisfactory to the holders of a majority in aggregate principal amount of the Notes and intercreditor terms that are reasonably satisfactory to the holders of at least two-thirds in aggregate principal amount of the Notes. The incurrence of additional indebtedness would result in additional debt service obligations and may require us to comply with operating and financial covenants that could restrict our operations. There can be no assurance that any additional indebtedness will be available on acceptable terms, if at all

•

The potential sale of our domestic wireless spectrum holdings. We have been approached by a number of wireless carriers with preliminary indications of interest in acquiring certain of our wireless spectrum licenses. We plan to entertain such offers to the extent we deem the terms to be attractive and in April 2008, we retained Deutsche Bank and UBS Investment Bank to explore the sale of certain our wireless spectrum holdings in the United States. If we were to consummate a sale of our spectrum holdings, we are required to use the net proceeds from the sale to redeem the Notes at a premium of 105% of the principal amount if such redemption occurred prior to July 2009 and a premium of 102% of the principal amount if such redemption occurred subsequent to July 2009. Additionally, if we were to consummate a sale of our spectrum holdings for net proceeds exceeding $500, million and holders of more than 25% of our Series A Preferred Stock object to the sale, we must offer to redeem the outstanding shares of our Series A Preferred Stock to the extent of such proceeds. Accordingly, certain proceeds from the sale of our spectrum holdings will not be available to fund working capital requirements. If we successfully consummate a sale of our wireless spectrum holdings, we do not anticipate that the proceeds from such sale will be available to us until the fourth quarter of fiscal year 2008. There can be no assurance that a disposition of our spectrum will be consummated.

•

The sale of other assets and additional equity securities. The sale of equity securities could result in additional dilution to our stockholders. There can be no assurances that a buyer will be located or that an acceptable offer for our other assets will be received. There can be no assurance that any additional equity financing will be available on acceptable terms, if at all.

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

If events or circumstances occur such that we are unable to obtain additional cash through the sources described above, we may be required to reduce certain discretionary spending and we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business which could have a material adverse effect on our ability to achieve our intended business objectives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. Our accounting policies are described in more detail in Note 1 to our onsolidated financial statements included in our Form 10-K for the year ended December 29, 2007, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2008.

There have been no significant changes in our critical accounting policies and estimates from December 29, 2007, other than as described below:

Fair Value Measurements

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, in the first quarter of 2008. We account for the fair value measurements of the applicable assets and liabilities under provisions of SFAS No. 157 and, accordingly, we assess the inputs of those fair value measurements based on the fair value hierarchy as described in SFAS No. 157 for each of the major categories of assets and liabilities. The following summarizes those fair value measurements and their respective input levels based on the fair value hierarchy.

Auction Rate Securities. Our auction rate securities have been categorized as available-for-sale and, accordingly, are reported at their fair value. Unrealized gains and losses are reported in other comprehensive income (loss) in stockholders’ equity, unless the decline in value is deemed to be other-than-temporary, in which case the loss is charged to income. At December 29, 2007, we determined the fair value of our auction rate securities using quoted market prices for identical assets (Level 1 inputs).

At March 29, 2008, for the $4.0 million of auction rate securities that continue to transact in active markets, we determined fair value using quoted market prices for identical assets (Level 1 inputs).

We also hold $24.2 million in auction rate securities that are not actively trading due to the deterioration of overall market conditions and recent weakness in the auction rate securities market. Accordingly, at March 29, 2008, we estimated the fair value of these auction rate securities using the discounted cash flow method (Level 3 inputs), which represents a change in the methodology used to determine fair value since our initial adoption of SFAS No. 157. The discounted cash flow method determines fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities utilized two significant unobservable inputs: a discount rate of approximately 6.3% which represents an estimate market rate of return and an estimated period until sale and/or successful auction of the security of five years. A one year change in the estimated period until sale and/or successful auction of the security or a one percent change in the market rate of return would not result in a material change in the estimated fair value. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty.

Based on the discounted cash flow model, we determined that the fair value of the auction rate securities had declined by $1.1 million during the first quarter of 2008. Considering our inability to sell our remaining auction rate securities at auction, the recent deterioration of overall market conditions and our near-term liquidity needs, we concluded that the decline in the fair value of the auction rate securities was other-than-temporary. Accordingly, we wrote-down the auction rate securities to their estimated fair value at March 29, 2008 and recognized a charge of $1.1 million, which is included in other income (expense), net, in the accompanying consolidated statement of operations.

Embedded Derivatives on Series A Preferred Stock. We have an obligation to pay contingent cash dividends and cash premiums upon redemption or liquidation of the Series A Preferred Stock which constitute embedded derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with SFAS No. 133, we measure the fair values of these derivatives at each reporting date and any changes in the estimated fair value of the embedded derivative are recorded as a charge to other income in the accompanying consolidated statements of operations.

The embedded derivatives on the Series A Preferred Stock are not traded on a public exchange. Accordingly, we determine the fair value of these derivatives utilizing a binomial lattice pricing model. Certain of the inputs in the model are observable inputs such as the yield rate, risk free rate, credit spread, stock price and stock price volatility. However, the model also utilizes significant inputs related to the occurrence of certain events triggering redemption that are unobservable and are based upon management’s estimates (Level 3 inputs).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our unrestricted and restricted cash, cash equivalents and marketable securities at March 29, 2008 aggregated $142.5 million, and include highly liquid commercial paper, certificates of deposit and money market funds as well as auction rate securities. Generally, these securities are not subject to significant interest rate risk due to their highly liquid nature. Accordingly, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

Our 7% Senior Secured Notes bear interest at a fixed rate of 7%. Accordingly, due to their fixed rate nature, an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

Foreign Currency Risk

In addition to our U.S. operations, we conduct business through subsidiaries in Europe, Israel, South America, Canada and the Asia-Pacific region. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the Pound Sterling, Euro, Israeli Shekel and Swiss Franc exchange rates. Additionally, a portion of our sales to customers located in foreign countries, specifically certain sales by our IPWireless and PacketVideo subsidiaries, are denominated in Euros, which subjects us to foreign currency risks related to those transactions. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We do not currently have hedging contracts in effect.

Other Market Risk

At March 29, 2008, we hold auction rate securities with an aggregate principal balance of $28.2 million. In order to fund our ongoing operations, we have directed our investment portfolio managers to liquidate our auction rate securities and reinvest in more liquid, less risky investments. However, due to recent weakness in the auction markets, we have been unable to liquidate our remaining auction rate securities.

Considering our inability to sell our remaining auction rate securities at auction, the recent deterioration of overall market conditions and our near-term liquidity needs, we concluded that the decline in the fair value of our auction rate securities was other-than-temporary. Accordingly, we wrote-down our auction rate securities to their estimated fair value as of March 29, 2008 and recognized a charge of $1.1 million, which is included in other income (expense), net, in the accompanying consolidated statement of operations.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

We are in the process of evaluating the internal control structures of our recently acquired subsidiaries SDC Secure Digital Container AG, acquired in January 2007, GO Networks, Inc., acquired in February 2007, IPWireless, Inc., acquired in May 2007, WiMax Telecom AG, acquired in July 2007, Digital World Services AG, acquired in September 2007, and Websky Argentina SA, acquired in October 2007, and integrating these acquired entities into our existing internal control structure. In some cases, we anticipate that the internal controls of certain recently-acquired subsidiaries, formerly private companies not subject to the Sarbanes-Oxley Act, will need to be improved to avoid deficiencies that could rise to the level of one or more material weaknesses in internal control over financial reporting once our evaluation of controls is completed. In certain cases, we have already begun to implement internal controls improvements at our subsidiaries to address deficiencies that have been identified.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2008, in connection with our financial statement close process and our acquisition integration efforts, we identified several control deficiencies at one of the acquired companies. Specifically, there were deficiencies in information technology general controls and the availability of a sufficiently trained workforce in the accounting organization. Ernst & Young LLP, in connection with their audit for the year ended December 29, 2007, also identified control deficiencies in the revenue recognition and financial statement close processes at this same acquired company. During the three months ended March 29, 2008, we identified several control deficiencies at another of the acquired companies, relating to the availability of a sufficiently trained workforce in the accounting organization, and we anticipate that we may identify additional control deficiencies at our acquired subsidiaries as we work to complete our analysis of internal controls. While the deficiencies identified to date have not resulted in the inability of our CEO and CFO to certify as to the effectiveness of our disclosure controls and procedures, these deficiencies could rise to the level of one or more material weaknesses in internal control over financial reporting once the evaluation of these controls has been completed. We are in the process of implementing a number of measures to remedy identified deficiencies at our acquired subsidiaries, including the implementation of our accounting and enterprise resource planning system. We believe the new controls and procedures will address the deficiencies identified. The evaluation of these controls is expected to be completed subsequent to the date of this report and will be included in our report on internal control over financial reporting for the year ending December 27, 2008. We plan to continue to monitor the effectiveness of acquired company controls, including the operating effectiveness of the newly implemented measures and plan to take further action, as appropriate.

Except as described above, there have been no changes in our internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings

We are currently involved in certain legal proceedings in the ordinary course of our business operations.. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. We have not recorded any accrual for contingent liability associated with our current legal proceedings based on our belief that a liability, while possible, is not probable.

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

Our business and operations have expanded rapidly since the completion of our reorganization in April 2005. For example, from April 13, 2005 through March 29, 2008, the number of our employees increased from 50 to 1,175 as a result of organic growth and acquisitions. In addition to various immaterial acquisitions in 2007 and 2006, we acquired WiMax Telecom AG in December 2007 (following our purchase of a majority-owned share in July 2007), Websky Argentina S.A. in October 2007, IPWireless, Inc. in May 2007, GO Networks, Inc. in February 2007, SDC Secure Digital Container AG (“SDC”) in January 2007, CYGNUS Communications, Inc. in February 2006 and PacketVideo Corporation in July 2005.

To support our expanded research and development activities and the anticipated growth in our NextWave Network Products and NextWave Mobile Products businesses, we must continue to successfully hire, train, motivate and retain our employees. We expect that further expansion of our operations and employee base will be necessary. Our recent acquisitions have also expanded the geographic reach of our operations to countries including Argentina, Austria, Croatia, Denmark, Finland, Germany, Israel, Slovakia, South Korea, Switzerland and the United Kingdom. In order to manage the increased complexity of our expanded operations, we will need to continue to expand our management, operational and financial controls and strengthen our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. Failure to fulfill any of the foregoing requirements could result in our failure to successfully manage our intended growth and development, and successfully integrate our acquired businesses, which would adversely affect our ability to develop and commercialize our products and achieve profitability.

We have recently acquired private companies that were not subject to Sarbanes-Oxley regulations and, therefore, they may lack the internal controls of a public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act .

We have acquired private companies that were not previously subject to Sarbanes Oxley regulations and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under the Sarbanes-Oxley Act of 2002. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of December 29, 2007 did not include the internal controls of the recent acquisitions of SDC Secure Digital Container AG, acquired in January 2007, GO Networks, Inc., acquired in February 2007, IPWireless, Inc., acquired in May 2007, WiMax Telecom AG, acquired in July 2007, Digital World Services AG, acquired in September 2007, and Websky Argentina SA, acquired in October 2007, which are included in our 2007 consolidated financial statements and constituted $64.3 million and $97.9 million of total assets and total liabilities, respectively, as of December 29, 2007 and $24.7 million and $94.1 million of total revenues and operating loss, respectively, for the fiscal year then ended. Management did not assess the effectiveness of internal control over financial reporting at the entities listed above because we did not have the ability to assess those controls due to the timing of the acquisitions.

We continue to evaluate and integrate these acquired entities into our existing internal control structure. In some cases, we anticipate that the internal controls of certain recently-acquired subsidiaries, will need to be improved to avoid deficiencies that could rise to the level of one or more material weaknesses in internal control over financial reporting once our evaluation of controls is completed. As previously disclosed, in connection with our financial statement close process for the fiscal year ended December 29, 2007 and our acquisition integration efforts, we identified several control deficiencies at a company we acquired in 2007 whose operations are primarily foreign. Specifically, there were deficiencies in information technology general controls and the availability of a sufficiently trained workforce in the accounting organization. Ernst & Young LLP, in connection with their audit for the year ended December 29, 2007, also identified control deficiencies in the revenue recognition and financial statement close processes at this same acquired company. Subsequent to our year-end audit process, we identified several control deficiencies at another of the acquired companies, relating to the availability of a sufficiently trained workforce in the accounting organization, and we anticipate that we may identify additional control deficiencies at our acquired subsidiaries as we work to complete our analysis of internal controls.

While the deficiencies identified to date have not resulted in our inability to certify as to the effectiveness of our disclosure controls and procedures, these deficiencies could rise to the level of one or more material weaknesses once the evaluation of these controls has been completed. We are in the process of implementing a number of measures to remedy these deficiencies including the implementation of our accounting and enterprise resource planning system. We believe the new controls and procedures will address the deficiencies identified. The evaluation of these controls is expected to be included in our report on internal control over financial reporting for the year ending December 27, 2008. We plan to continue to monitor the effectiveness of acquired company controls, including the operating effectiveness of newly implemented measures and plan to take further action, as appropriate.

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

We will need to secure significant additional capital in the future to implement our business plan and to continue to fund our research and development activities and our operating losses until we become cash flow positive and generate earnings.

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

Management believes our existing cash and cash equivalents of $59.4 million, along with the release of $50.0 million of restricted cash based on our payment of consent fees in March and April 2008 in accordance with amended purchase agreement for the Notes and the cash forecasted to be generated by operations, as well as a combination of the following potential sources of cash will be sufficient to meet our estimated working capital and capital expenditure requirements through at least March 2009:

•	The release of the final $25.0 million of restricted cash associated with the Notes. The release of these funds is subject to payment of a $3.5 million consent fee.
•

A realization of value from our auction rate securities. Our marketable securities at March 29, 2008 consist entirely of $28.2 million of auction rate securities. In order to fund our ongoing operations, we have directed our investment portfolio managers to liquidate our auction rate securities and reinvest in more liquid, less risky investments. However, due to recent weakness in the auction markets, we have been unable to liquidate our remaining auction rate securities. If we are unable to liquidate our auction rate securities in sufficient time to fund operations, we intend to pursue a collateralized borrowing against these auction rate securities.

•

The settlement of an escrow claim related to our acquisition of IPWireless, Inc. of approximately $13.3 million. While we believe our claim is indemnificable pursuant to the acquisition agreement, there can be no assurance that we will prevail in our claim and obtain the release of the claim amount.

•

A working capital line of credit of up to $25.0 million, collateralized by our accounts receivable and inventory from certain significant global wireless operators and wireless network integrators. There can be no assurance that this line of credit will be available on acceptable terms, if at all.

•

The sale and related lease-back of our office building in Henderson, Nevada. We intend to market this property through a national brokerage firm. There can be no assurance that a buyer will be located or an acceptable offer on this property will be received.

If we are unable to successfully obtain cash through the sources described above, the following potential sources of cash may also be available to us:

•

Second lien indebtedness of up to $100.0 million to fund our working capital requirements. This additional indebtedness is subject to an intercreditor agreement with a party that is reasonably satisfactory to the holders of a majority in aggregate principal amount of the Notes and intercreditor terms that are reasonably satisfactory to the holders of at least two-thirds in aggregate principal amount of the Notes. The incurrence of additional indebtedness would result in additional debt service obligations and may require us to comply with operating and financial covenants that could restrict our operations. There can be no assurance that any additional indebtedness will be available on acceptable terms, if at all.

•

The potential sale of our domestic wireless spectrum holdings. We have been approached by a number of wireless carriers with preliminary indications of interest in acquiring certain of our wireless spectrum licenses. We plan to entertain such offers to the extent we deem the terms to be attractive and in April 2008, we retained Deutsche Bank and UBS Investment Bank to explore the sale of certain our wireless spectrum holdings in the United States. If we were to consummate a sale of our spectrum holdings, we are required to use the net proceeds from the sale to redeem the Notes at a premium of 105% of the principal amount if such redemption occurred prior to July 2009 and a premium of 102% of the principal amount if such redemption occurred subsequent to July 2009. Additionally, if we were to consummate a sale of our spectrum holdings for net proceeds exceeding $500 million, and holders of more than 25% of our Series A Preferred Stock object to the sale, we must offer to redeem the outstanding shares of our Series A Preferred Stock to the extent of such proceeds. Accordingly, certain proceeds from the sale of our spectrum holdings will not be available to fund working capital requirements. If we successfully consummate a sale of our wireless spectrum holdings, we do not anticipate that the proceeds from such sale will be available to us until the fourth quarter of fiscal year 2008. There can be no assurance that a disposition of our spectrum will be consummated.

•

The sale of other assets and additional equity securities. There can be no assurances that a buyer will be located or that an acceptable offer for our assets will be received.  The sale of equity securities could result in additional dilution to our stockholders. There can be no assurance that any additional equity financing will be available on acceptable terms, if at all.

If events or circumstances occur such that we are unable to obtain additional cash through the sources described above, we may be required to reduce certain discretionary spending and we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our ability to achieve our intended business objectives.

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

Our customer agreements with network providers and mobile phone and device manufacturers are not exclusive and many contain no minimum purchase requirements or flexible pricing terms. Accordingly, mobile phone and device manufacturers may effectively terminate these agreements by no longer purchasing our products or reducing the economic benefits of those arrangements. In many circumstances, we have indemnified these customers from certain claims that our products and technologies infringes third-party intellectual property rights. Our customer agreements have a limited term of one to five years, in some cases with evergreen, or automatic renewal, provisions upon expiration of the initial term. These agreements set out the terms of our distribution relationships with the customers but generally do not obligate the customers to market or distribute any of our products or applications. In addition, in some cases customers can terminate these agreements early or at any time, without cause.

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

We are currently designing and developing semiconductor products including digital baseband ASICs and multi-band RFICs. If we are successful in our design and development activities and a market for these products develops, these products will need to be manufactured. Due to the expense and complexity associated with the manufacture of digital baseband ASICs and multi-band RFICs, we intend to depend on third-party manufacturers to manufacture these products. In addition, we have engaged third-party manufacturers to develop and manufacture our other products and technologies including infrastructure equipment and end-user devices. The dependence on third-parties to manufacture, assemble and package these products involves a number of risks, including:

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

We operate or hold spectrum through various subsidiaries and joint ventures in Argentina, Austria, Canada, Chile, Croatia, Germany, Norway, Slovakia and Switzerland and have additional operations located in Brazil, Denmark, Finland, Germany, Israel, South Korea, Switzerland and the United Kingdom. We expect to continue to expand our international operations and potentially enter new international markets through acquisitions, joint ventures and strategic alliances. For example, we recently commenced business operations in Latin America, where a new business unit headquartered in Sao Paulo, Brazil will deliver our mobile broadband and wireless technology solutions to customers throughout the Latin American region. Our activities outside the United States operate in different competitive and regulatory environments than we face in the United States, with many of our competitors having a dominant incumbent market position and/or greater operating experience in the specific geographic market. In addition, in some international markets, foreign governmental authorities may own or control the incumbent telecommunications companies operating under their jurisdiction. Established relationships between government-owned or government-controlled telecommunications companies and their traditional local telecommunications providers often limit access of third parties to these markets. In addition, owning and operating wireless spectrum in overseas jurisdictions may be subject to a changing regulatory environment. In particular, our ownership of wireless broadband spectrum in Argentina remains subject to obtaining governmental approval. We can not assure you that changes in foreign regulatory guidelines for the issuance or use of wireless licenses, foreign ownership of spectrum licenses, the adoption of wireless standards or the enforcement and licensing of intellectual property rights will not adversely impact our operating results. Due to these competitive and regulatory challenges, our activities outside the United States may require a disproportionate amount of our management and financial resources, which could disrupt our operations and adversely affect our business.

Our businesses which currently generate revenue are dependent on a limited number of customers.

Our NextWave Network Products and NextWave Mobile Products businesses currently generate revenue but are dependent on a limited number of customers. For the three months ended March 29, 2008, revenues from two customers accounted for 32% and 24% of our consolidated revenues, respectively. We expect that our Multimedia segment will continue to generate a significant portion of its revenues through a limited number of mobile phone and device manufacturers and wireless carriers for the foreseeable future, although these amounts may vary from period-to-period. If any of these customers terminate their relationships with us, our revenues and results of operations could be materially adversely affected.

We are dependent on a small number of individuals, and if we lose key personnel upon whom we are dependent, our business will be adversely affected.

Our future success depends largely upon the continued service of our board members, executive officers and other key management and technical personnel, particularly Allen Salmasi, our Chairman and Chief Executive Officer, William Jones, Chief Executive Officer of our NextWave Network Products operating unit, and James Brailean, Chief Executive Officer of our NextWave Mobile Products operating unit.

Mr. Salmasi has been a prominent executive and investor in the technology industry for over 20 years, and we have benefited from his industry relationships in attracting key personnel and in implementing acquisitions and strategic plans. In addition, in order to develop and achieve commercial deployment of our mobile broadband products and technologies in competition with well-established companies such as Intel, QUALCOMM and others, we must rely on highly specialized engineering and other talent. Our key employees represent a significant asset, and the competition for these employees is intense in the wireless communications industry. We continue to anticipate significant increases in human resources, particularly in engineering resources, through 2008. If we are unable to attract and retain the qualified employees that we need, our business may be harmed.

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

Covenants in the indenture governing our 7% Senior Secured Notes and the terms of our Redeemable Series A Senior Convertible Preferred Stock impose operating and financial restrictions on us.

Covenants in the indenture governing our 7% Senior Secured Notes, as amended, and the terms of our Redeemable Series A Senior ConvertiblePreferred Stock impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things;

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

A breach of any covenants contained in the indenture could result in a default under our 7% Senior Secured Notes. If we are unable to repay or refinance those amounts, the holders of our 7% Senior Secured Notes could proceed against the assets pledged to secure these obligations, which include a substantial portion of our spectrum assets and substantially all of our other assets. In addition, with few exceptions, we will be required to redeem our 7% Senior Secured Notes with the net proceeds of any significant asset sales. We would be required to pay a premium of 105% of the principal amount if such redemption occurred prior to July 2009 and a premium of 102% of the principal amount if such redemption occurred subsequent to July 2009. In addition, if we consummate asset sales with more than $500 million in net proceeds, and holders of more than 25% of our Series A Preferred Stock object to the sale, we must offer to redeem our outstanding shares of Redeemable Series A Senior Convertible Preferred Stock to the extent of such proceeds. Accordingly, proceeds from asset sales will not be available for our cash needs or business purposes.

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

Certain of our marketable securities recently failed to trade at auctions, which may result in future impairment charges to a portion or all of such investments.

At March 29, 2008, we hold auction rate securities with an aggregate principal balance of $28.2 million. In order to fund our ongoing operations, we have directed our investment portfolio managers to liquidate our auction rate securities and reinvest in more liquid, less risky investments. However, due to recent weakness in the auction markets, we have been unable to liquidate our remaining auction rate securities. If we are unable to liquidate our auction rate securities in sufficient time to fund our operations, we intend to pursue a collateralized borrowing against these auction rate securities. There can be no assurance that we are able to borrow the aggregate principal balance of our auction rate securities, if at all.

Considering our inability to sell our remaining auction rate securities at auction, the recent deterioration of overall market conditions and our near-term liquidity needs, we concluded that the decline in the fair value of our auction rate securities was other-than-temporary. Accordingly, we wrote-down our auction rate securities to their estimated fair value as of March 29, 2008 and recognized a charge of $1.1 million, which is included in other income (expense), net, in the accompanying consolidated statement of operations.

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

We hold 30 licenses issued by the FCC for WCS spectrum. Renewal applications for all 2.3 GHz WCS licenses, including those issued to us, were due to be filed with the FCC on July 21, 2007. We filed our WCS renewal applications on April 23, 2007. Under FCC rules, licenses continue in effect during the pendency of timely file renewal applications. At least three parties about which we are aware made filings purporting to be “competing applications” in response to the renewal applications we filed, AT&T and perhaps others. The basis on which the third-party filings were made was the alleged failure of WCS licensees to deploy service on WCS spectrum and satisfy substantial service requirements by July 21, 2007. However, on December 1, 2006, the FCC issued a waiver order extending the substantial service deadline for WCS licensees to July 21, 2010. The FCC’s rules contain no procedures for processing “competing applications” filed for WCS spectrum and it has not made any of the third-party filings available in the public record or accepted them for filing. We have no knowledge of the status of these filings and cannot predict how the FCC may address them or how these filings may impact our renewal applications.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities..

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits
Exhibit No.	Description
10.1	Employment Agreements, dated May 13, 2002, March 3, 2006, March 28, 2007 and May 23, 2007, by and between IPWireless, Inc. and Dr. William Jones*
10.2	IPWireless, Inc. Amended and Restated Employee Incentive Plan, dated as of November 9, 2006*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George C. Alex.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for George C. Alex.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTWAVE WIRELESS INC.
(Registrant)

May 7, 2008	By:	/s/ George C. Alex
(Date)	George C. Alex Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
10.1	Employment Agreements, dated May 13, 2002, March 3, 2006, March 28, 2007 and May 23, 2007, by and between IPWireless, Inc. and Dr. William Jones*
10.2	IPWireless, Inc. Amended and Restated Employee Incentive Plan, dated as of November 9, 2006*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George C. Alex.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for George C. Alex.

* Filed herewith