Form 10-Q/A
period 2008-03-29
NextWave Wireless Inc.
filed 2008-06-23
CIK 1374993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Nextwave Wireless Inc. (the “Company”) for the period ended March 31, 2008, as filed by the Company on May 8, 2008 (the “Original Filing”). This Amendment to the Quarterly Report is being filed solely to amend the Section 302 certifications appended as Exhibits 31.1 and 31.2. Specifically, the Company is refiling these certifications solely to add certain required language in the introductory paragraph of Statement 4 of the certifications that was inadvertently omitted from the Company's certifications in the Original Filing. This Amendment does not alter or affect any other part or any other information originally set forth in the Quarterly Report. This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits
Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George C. Alex.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTWAVE WIRELESS INC.
(Registrant)

June 23, 2008	By:	/s/ George C. Alex
(Date)		George C. Alex
Executive Vice President and
Chief Financial Officer

4