Form 10-Q
period 2008-06-28
NextWave Wireless Inc.
filed 2008-08-07
CIK 1374993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-51958
NEXTWAVE WIRELESS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5361360 (IRS Employer Identification No.)

12670 High Bluff Drive, San Diego, California (Address of principal executive offices)	92130 (Zip Code)

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of August 1, 2008, there were approximately 103,091,604 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
NEXTWAVE WIRELESS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	June 28,	December 29,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$40,847	$53,050
Marketable securities	25,857	113,684
Restricted cash	4,401	202
Accounts receivable, net of allowance for doubtful accounts of $1,000 and $1,419, at June 28, 2008 and December 29, 2007, respectively	13,113	14,788
Inventory	8,507	4,934
Deferred cost of revenues	25,695	27,840
Prepaid expenses and other current assets	22,040	9,242

Total current assets	140,460	223,740
Restricted cash	—	75,000
Wireless spectrum licenses, net	665,836	633,881
Goodwill	158,223	171,056
Other intangible assets, net	72,666	82,388
Property and equipment, net	37,379	44,382
Other noncurrent assets	7,078	28,291

Total assets	$1,081,642	$1,258,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,982	$25,885
Accrued expenses	71,728	76,137
Current portion of long-term obligations	6,815	6,745
Deferred revenue	54,090	55,964
Other current liabilities	1,046	2,931

Total current liabilities	154,661	167,662
Deferred income tax liabilities	103,290	103,264
Long-term obligations, net of current portion	330,355	320,782
Accrued purchase consideration and stock bonuses payable	2,568	57,903
Other noncurrent liabilities	10,813	8,376

Total liabilities	601,687	657,987
Commitments and contingencies
Redeemable Series A Senior Convertible Preferred Stock, $0.001 par value; 355 shares authorized; 355 shares issued and outstanding, liquidation preference of $390,195 and $375,811 at June 28, 2008 and December 29, 2007, respectively	386,516	371,986

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 103,092 and 92,667 shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively	103	93
Additional paid-in-capital	725,451	686,918
Accumulated other comprehensive income	18,445	12,836
Accumulated deficit	(650,560)	(471,082)

Total stockholders’ equity	93,439	228,765

Total liabilities and stockholders’ equity	$1,081,642	$1,258,738

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenues:
Technology licensing and service	$17,703	$7,802	$33,268	$15,506
Hardware	14,096	5,030	24,515	5,072

Total revenues	31,799	12,832	57,783	20,578
Operating expenses:
Cost of technology licensing and service revenues	7,593	3,901	14,393	7,498
Cost of hardware revenues	14,111	8,165	25,954	8,233
Engineering, research and development	40,327	34,850	85,745	58,196
Sales and marketing	10,076	5,612	23,661	9,285
General and administrative	23,151	19,778	51,057	37,046
Asset impairment charge	2,196	—	2,196	—
Purchased in-process research and development costs	—	—	—	860

Total operating expenses	97,454	72,306	203,006	121,118

Loss from operations	(65,655)	(59,474)	(145,223)	(100,540)

Other income (expense):
Interest income	366	5,444	2,544	7,517
Interest expense	(18,750)	(11,447)	(34,032)	(22,586)
Other income (expense), net	8	298	(2,107)	302

Total other income (expense), net	(18,376)	(5,705)	(33,595)	(14,767)

Loss before provision for income taxes and minority interest	(84,031)	(65,179)	(178,818)	(115,307)
Income tax provision	(425)	(224)	(656)	(401)
Minority interest	—	138	—	1,048

Net loss	(84,456)	(65,265)	(179,474)	(114,660)
Less: Preferred stock dividends	(7,260)	(6,730)	(14,385)	(6,952)
Accretion of issuance costs on preferred stock	(73)	(68)	(145)	(70)

Net loss applicable to common shares	$(91,789)	$(72,063)	$(194,004)	$(121,682)

Net loss per common share — basic and diluted	$(0.89)	$(0.81)	$(1.97)	$(1.41)
Weighted average shares used in per share calculation	102,765	88,774	98,231	86,385
The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
OPERATING ACTIVITIES
Net loss	$(179,474)	$(114,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	17,240	6,825
Depreciation	7,755	4,443
Non-cash share-based compensation	5,046	5,906
Accretion of interest expense	11,071	10,181
Asset impairment losses	3,585	—
In-process research and development	—	860
Minority interest	—	(1,048)
Other non-cash adjustments	(38)	743
Changes in operating assets and liabilities:
Accounts receivable	2,189	(1,899)
Inventory	(3,520)	(2,422)
Deferred cost of revenues	3,439	(735)
Prepaid expenses and other current assets	171	(1,044)
Other assets	(74)	2,197
Accounts payable and accrued liabilities	(10,897)	1,863
Deferred revenue	(4,413)	6,103
Other liabilities and deferred credits	379	(33)

Net cash used in operating activities	(147,541)	(82,720)

INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	106,385	5,127
Proceeds from sales of marketable securities	92,225	622,892
Purchases of marketable securities	(112,163)	(649,064)
Cash paid for business combinations, net of cash acquired	(5,129)	(59,398)
Cash paid for wireless spectrum licenses	(4,863)	(34,252)
Cash paid to acquire property and equipment	(10,169)	(14,245)
Cash advanced to our investee pursuant to convertible note agreement	(500)	—
Other, net	(747)	(1,441)

Net cash provided by (used in) investing activities	65,039	(130,381)

FINANCING ACTIVITIES
Cash released from restricted cash account securing long-term obligations	75,000	—
Proceeds from the sale of Series A Senior Convertible Preferred Stock, net of costs to issue	—	351,146
Payments on long-term obligations	(6,475)	(3,347)
Proceeds from the sale of common shares	1,737	1,550
Cash distribution paid to members	—	(2,034)

Net cash provided by financing activities	70,262	347,315
Effect of foreign currency exchange rate changes on cash	37	—

Net increase (decrease) in cash and cash equivalents	(12,203)	134,214
Cash and cash equivalents, beginning of period	53,050	32,980

Cash and cash equivalents, end of period	$40,847	$167,194

Noncash investing and financing activities:
Common stock issued for business acquisitions	$36,572	$74,522
Common stock issued under stock plans	$7,051	$2,317
Wireless spectrum licenses acquired with lease obligations	$8,624	$5,222
The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
Financial Statement Preparation
     The unaudited consolidated interim financial statements have been prepared by NextWave Wireless Inc. (together with its subsidiaries, “NextWave”, “we”, “our” or “us”) according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state our financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 29, 2007, included in our Annual Report on Form 10-K filed with the SEC on March 13, 2008.
     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We generated net losses of $179.5 million and $114.7 million for the six months ended June 28, 2008 and June 30, 2007, respectively, and have an accumulated deficit of $650.6 million at June 28, 2008. Cash used in operating activities was $147.5 million and $82.7 million for the six months ended June 28, 2008 and June 30, 2007, respectively. We had a net working capital deficit of $14.2 million at June 28, 2008.
     Since our inception, we have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from our issuance of 7% Senior Secured Notes (“the Notes”) in July 2006 and the net proceeds of $351.1 million from our issuance of Redeemable Series A Senior Convertible Preferred Stock (“the Series A Preferred Stock”) in March 2007. Our unrestricted cash, cash equivalents and marketable securities at June 28, 2008 totaled $66.7 million, of which $25.9 million consist of auction rate securities that we have been unable to liquidate due to weakness in the auction markets.
     Since the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008, several factors have negatively impacted our current and future potential sources of funding. These factors include adverse worldwide economic conditions, which we believe have adversely affected manufacturers of telecommunications equipment and technology and caused our NextWave Network Products group to experience lower than projected contract bookings and sales. We believe these conditions have also led to a delay in global WiMAX network deployments that will continue to impact the timing and volume of projected commercial sales of our WiMAX semiconductor products. In addition, our efforts to sell certain of our U.S. spectrum assets on favorable terms has been delayed by current market conditions, as well as regulatory and other market activities involving potential buyers.
     We currently believe our existing cash and cash equivalents, the $4.9 million received in July 2008 from the settlement of our escrow claim related to our acquisition of IPWireless, Inc (Note 9), and the $21.5 million received in August 2008 from a collateralized borrowing against our auction rate securities (Note 15) will be sufficient to meet our estimated working capital requirements into September 2008.
     In order to meet our estimated working capital requirements thru June 2009, we have entered into a binding term sheet for a junior preferred stock private placement of $100.0 million, which may be supplemented with second lien indebtedness of up to $100 million. Our objective is to consummate the funding for the junior preferred stock transaction in September 2008. There can be no assurance at this time that we will successfully complete such financing. While this additional financing, if obtained, would alleviate our near-term working capital deficiencies and provide us with sufficient working capital to continue as a going concern, we anticipate that the financing will include equity conversion features and warrant coverage that will be dilutive to existing stockholders. Any second lien indebtedness is likely to require significantly higher interest rates than our existing financing and is likely to contain other restrictions on the use of proceeds and our operational flexibility.
     Additionally, in an effort to reduce future working capital requirements, in July 2008, we commenced the implementation of various actions, which, among other things, will result in the reduction in our worldwide workforce by approximately 132 employees and the consolidation of certain engineering and development activities at our facility in the United Kingdom. The workforce reduction was primarily concentrated in our Networks segment. Our business plan contemplates further work force reductions as engineering development consolidations are completed. If we are not able to obtain the financing described above, we will undertake more significant reductions on an accelerated basis, which could materially adversely affect our ability to develop portions of our business.

     If we are unable to successfully obtain cash through the sources described above, we may also obtain access to cash through third party investment in certain of our business units and the sale of other assets and equity securities. The sale of equity securities could result in additional dilution to our stockholders. There can be no assurances that an investor or buyer will be located or that an acceptable offer for investment or sale of assets will be received. There can be no assurance that any additional equity financing will be available on acceptable terms, if at all.
     If we do not obtain further financing in September 2008, we would not be able to meet our financial obligations at the beginning of the fourth quarter of 2008, will not be able to continue our operations in the normal course of business and may be forced to restructure our obligations. If we successfully obtain financing, we will continue to seek buyers for our U.S. spectrum assets as previously disclosed, and will explore additional options for further cost reductions.
Fiscal Accounting Periods
     We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2008 is a 52-week year ending on December 27, 2008 and the first 53-week year will occur in 2009. The three and six month periods ended June 28, 2008 and June 30, 2007 include 13 and 26 weeks, respectively.
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
Principles of Consolidation
     Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned and majority-owned subsidiaries as of June 28, 2008 and June 30, 2007 and for the three and six months then ended, respectively. Minority interest for the six months ended June 30, 2007 represents the minority shareholder’s proportionate share of the net equity in our consolidated subsidiary, Inquam Broadband Holding Ltd. We acquired the remaining interest in Inquam Broadband Holding Ltd in October 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.
Strategic Investment
     The equity method of accounting is used for our October 2005 investment in the preferred stock of Hughes Systique Corporation (“Hughes Systique”), an early stage software development services company. Our share of the net loss of Hughes Systique is determined by applying the equity method of accounting. Under the equity method, the investor’s share of earnings or losses is determined based on changes in the investor’s claim in the book value of the investee. Additionally, the carrying value of investments accounted for using the equity method of accounting are adjusted downward to reflect any other-than-temporary declines in value. Our share of the net income (losses) of Hughes Systique of $24,000 and $(0.1) million for the three and six months ended June 28, 2008 and $(0.4) million and $(0.7) million for the three and six months ended June 30, 2007, respectively, is included in engineering, research and development expenses in the accompanying consolidated statements of operations. The carrying value of our preferred stock investment in Hughes Systique was $1.3 million and $1.5 million at June 28, 2008 and December 29, 2007, respectively, and is reported in other noncurrent assets in the accompanying condensed consolidated balance sheets.
     In February 2008, we executed a loan agreement with Hughes Systique for 6% senior secured convertible notes, whereby we committed to make available to Hughes Systique up to $1.5 million through February 2011. All principal and interest is due three years from the date of the advance. At the maturity date or upon a default event, we have the option to convert any unpaid amounts into shares of preferred stock of Hughes Systique. During the six months ended June 28, 2008, we advanced $0.5 million to Hughes Systique, which is reported in other noncurrent assets in the accompanying condensed consolidated balance sheets.
     Our preferred stock investment in Hughes Systique and the amounts advanced under the loan agreement represent our maximum remaining exposure to a loss.
Revenue Recognition
     We derive revenues from the following sources:

•	Contracts to provide multimedia software products for mobile and home electronic devices and related royalties through our PacketVideo subsidiary;

•	Sales of wireless broadband and mobile broadcast network products and services by our IPWireless and GO Networks subsidiaries, acquired in 2007. The wireless broadband and mobile broadcast network products sold by IPWireless and GO Networks often include embedded software; and
•	Customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary, acquired in 2007.
     For arrangements that do not contain software or embedded software that is incidental to the arrangement, we recognize revenue in accordance with the basic principles in SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured.
     For software arrangements, or in cases where the software is considered more than incidental and is essential to the functionality of the hardware or the infrastructure products, revenue is recognized pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, SOP No. 98-9, A Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions, and Emerging Issues Task Force (“EITF”) Issue No. 03-5, Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. We also consider the provisions of SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.
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
     We earn royalty revenues on licensed embedded multimedia products sold by our licensees. Generally, royalties are paid by licensees on a per unit or contingent usage basis. The licensees generally report and pay the royalty in the quarter subsequent to the period of delivery or usage. We recognize royalty revenues based on royalties reported by licensees. When royalty arrangements also provide for ongoing post-contract customer support that does not meet the criteria to be recognized upon delivery of the software, the royalty is recognized ratably from the date the royalty report is received through the stated remaining term of the post-contract customer support. In limited situations, we have determined that post-contract customer support revenue can be recognized upon delivery of the software because the obligation to provide post-contract customer support is for one year or less, the estimated cost of providing the post-contract customer support during the arrangement is insignificant and unspecified upgrades or enhancements offered for the particular post-contract customer support arrangement historically have been and are expected to continue to be minimal and infrequently provided. In these instances, we have accrued all the estimated costs of providing the services upfront, which to date have been insignificant.
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
Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities -An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company will adopt this Statement effective January 1, 2009. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 161 to have a significant impact on its consolidated results of operations or financial position.
     In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141R, Business Combinations.” This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability. Any acquisition-related costs are to be expensed instead of capitalized. This statement applies prospectively to our business combinations, if any, for which the acquisition date is on or after December 28, 2008. The impact on our consolidated financial statements from the adoption of SFAS 141R in fiscal year 2010 will depend on acquisitions at the time.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. We have elected not to adopt SFAS No. 159 for any such instruments in our first six months ended June 28, 2008. We will continue to evaluate the election of this option throughout our 2008 fiscal year.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Our adoption of SFAS 157 in the first quarter of our 2008 fiscal year did not have a significant impact on our consolidated financial statements, although we are now required to provide additional financial statement disclosures. The disclosures required by SFAS No. 157 in the year of adoption are provided in Note 13.
Reclassifications

     Certain amounts in the previously reported financial statements have been reclassified to conform to the current period presentation.
2. Net Loss Per Common Share Information
     Basic and diluted net loss per common share for the three and six months ended June 28, 2008 and June 30, 2007 is computed by dividing net loss applicable to common shares during the period by the weighted average number of common shares outstanding during the respective periods, without consideration of common stock equivalents.
     The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted loss per share as they are antidilutive. The share amounts are determined using a weighted average of the shares outstanding during the respective periods and assume that the last day of the respective quarterly periods were the end dates of the contingency period for any contingently issuable shares in accordance with SFAS No. 128, Earnings Per Share.

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2008	2007	2008	2007
Series A Senior Convertible Preferred Stock	34,662	32,153	34,340	16,783
Outstanding stock options	22,936	15,557	21,753	14,129
Common stock warrants	2,436	2,436	2,436	2,564
Contingently issuable shares under advisory contract	833	833	833	833
Restricted stock	63	199	65	209
     In addition to the securities listed above, we may be required to issue shares of our common stock in payment of additional purchase consideration due in connection with our 2007 acquisitions of IPWireless and GO Networks (Note 9). We may also be required to issue shares of common stock in payment of bonuses due under the IPWireless Employee Stock Bonus Plan and the GO Networks Employee Stock Bonus Plan (Note 12). As the contingencies related to these shares have not yet been met as of June 28, 2008, they have been excluded from the table above.
3. Comprehensive Loss
     Comprehensive loss was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2008	2007	2008	2007
Net loss	$(84,456)	$(65,265)	$(179,474)	$(114,660)
Net unrealized gains on marketable securities	10	115	—	274

Foreign currency translation adjustment	(306)	—	5,600	—

Total comprehensive loss	$(84,752)	$(65,150)	$(173,874)	$(114,386)

4. Marketable Securities
     Marketable securities consist of the following:

	June 28,	December 29,
(in thousands)	2008	2007
Auction rate securities	$25,857	$102,247
Commercial paper	—	9,937
Other	—	1,500

Total portfolio of marketable securities	$25,857	$113,684

     Our auction rate securities, with an aggregate carrying value of $25.9 million at June 28, 2008, consist of six auction rate securities that we have been unable to liquidate via auction due to recent weakness in the auction markets. The auction rate securities that we held at June 28, 2008 are District of Columbia Savrs freedom forum-A (insured by MBIA),

Education Loan Trust (insured by FFELP), Utah State Board of Rgts (insured by FFELP), Indiana Secondary Market Education loans (insured by FFELP), Illinois Student Assist Comm (insured by FFELP), and Kentucky Higher Education (insured by FFELP). The weighted average interest rate on our auction rate securities approximated 1.8% as of June 28, 2008.
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
     Considering our inability to sell our remaining auction rate securities at auction, the deterioration of overall market conditions and our near-term liquidity needs, we concluded that the decline in the fair value of our auction rate securities was other-than-temporary. Accordingly, during the six months ended June 28, 2008, we wrote-down our auction rate securities to their estimated fair value and recognized a loss of $1.4 million which is included in other income (expense), net, in the accompanying consolidated statement of operations.
5. Long-Term Obligations
     Included in long-term obligations at June 28, 2008 and December 29, 2007 is $308.0 million and $298.6 million, respectively, related to our 7% Senior Secured Notes (“Notes”) due July 17, 2010 in the aggregate principal amount of $350.0 million. In March 2008, we amended the original purchase agreement for the Notes. Under the amended purchase agreement, we may withdraw up to the full amount of the $75.0 million cash reserve account established as collateral for the Notes for use in funding our business plan, subject to the payment of a consent fee of $3.5 million per $25.0 million withdrawn. During the six months ended June 28, 2008, we withdrew the full $75.0 million from the cash reserve account. Accordingly, during the three and six months ended June 28, 2008, we paid consent fees totaling $7.0 million and $10.5 million, respectively, which are included in interest expense in the accompanying consolidated statement of operations. The amended purchase agreement requires that we restore the balance in the cash reserve account to a balance of at least $75.0 million on or before June 30, 2009.
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
6. Inventory
     Inventory consists of the following:

	June 28,	December 29,
(in thousands)	2008	2007
Raw materials	$1,604	$1,152
Work in process	54	89
Finished goods	6,849	3,693

	$8,507	$4,934

7. Wireless Spectrum Licenses
Acquisitions
     During the six months ended June 28, 2008, as a result of the receipt of final approval from the Federal Communications Commission (“FCC”), we acquired wireless spectrum licenses located in the San Francisco, California metro area for initial cash payments and future lease obligations totaling $28.0 million. The lease agreements have a maximum term of 30 years, including renewals, and will require monthly and annual payments aggregating $8.0 million over the initial terms of the leases. Amounts paid as deposits for these agreements totaled $20.0 million at December 29, 2007 and were included in other noncurrent assets in the accompanying condensed consolidated balance sheet.
     In April 2008, we acquired all of the outstanding equity interests of Southam Chile SA, a Chilean corporation, and Sociedad Televisora CBC Limitada, a Chilean limited liability company, (collectively, “Southam Chile”) for cash of $4.6 million, assumed liabilities of $3.7 million and additional cash payments of up to $1.7 million upon the occurrence of certain specified events prior to the third anniversary of the acquisition date. The assets of these two companies were comprised almost entirely of wireless spectrum licenses and, therefore, the acquisition was accounted for as an asset purchase rather than as the purchase of a business based on guidance under EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The value preliminarily assigned to the wireless spectrum includes the cash purchase price of $4.6 million, closing costs of $0.2 million and $3.7 million in assumed liabilities.
Dispositions
     We have retained Deutsche Bank and UBS Investment Bank to explore the sale of our domestic wireless spectrum holdings, and Canaccord Adams to explore the sale of Canadian wireless spectrum holdings. Any sale or transfer of the ownership of our wireless spectrum holdings is subject to regulatory approval. Upon consummation of a potential sale of our spectrum holdings, we would be required to pay certain fees to Deutsche Bank, UBS Investment Bank and/or Canaccord Adams.
     If we were to consummate a sale of our spectrum holdings, we are required to use the net proceeds from the sale to redeem the Notes at a premium of 105% of the principal amount if such redemption occurred prior to July 2009 and a premium of 102% of the principal amount if such redemption occurred subsequent to July 2009. Additionally, if we were to consummate a sale of our spectrum holdings for net proceeds exceeding $500 million, and holders of more than 25% of the Series A Preferred Stock object to the sale, we must offer to redeem the outstanding shares of the Series A Preferred Stock. Accordingly, the proceeds from the sale of our wireless spectrum holdings in excess of the amounts required to redeem the Notes will be available to fund our working capital requirements to the extent net proceeds of our assets do not exceed $500 million.
     As of June 28, 2008, the aggregate net carrying value of our wireless spectrum license assets in the United States and Canada was $579.2 million, which includes $93.0 million of deferred tax liabilities determined in accordance with EITF Issue No. 98-11, Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations. Unpaid spectrum lease obligations related to these licenses aggregated $26.5 million at June 28, 2008.
     On July 17, 2008, we entered into an agreement to sell certain of our Advanced Wireless Services (“AWS”) spectrum licenses in the United States to T-Mobile License LLC (“T-Mobile”) for a cash payment of $97.5 million, subject to regulatory approval. Additionally, from July 16 through July 18, 2008, we entered into separate agreements to sell certain of our AWS spectrum licenses to each of Atlantic Wireless, L.P. , ACS Wireless, Inc. and MetroPCS AWS, LLC for aggregate consideration of $52.6 million, subject to regulatory approval. We anticipate that the sale of the AWS spectrum will close in the fourth quarter of 2008. The aggregate net carrying value of these wireless spectrum licenses at June 28, 2008 was $75.2 million. As the entire amount of spectrum sold was owned assets, there were no unpaid spectrum lease obligations related to these licenses at June 28, 2008.
     Pursuant to the terms of the purchase agreement for the Notes, as amended, the first $75.0 million of the total $150.1 million purchase price from these sales will be deposited into a restricted cash account reserved as collateral for the Notes and the remaining proceeds must be used to redeem the Notes.
8. Property and Equipment
     We own an office building in Nevada that we are actively marketing for sale through a national brokerage firm. Accordingly, at June 28, 2008, we classified the building as an asset held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and we are no longer depreciating this asset.
     In connection with the implementation of our plan to sell the building, we performed an impairment assessment of this asset under the guidance provided by SFAS No. 144 and determined that the carrying value of the building exceeded its market value, less costs to sell, based primarily on our near-term liquidity needs and the current commercial real estate market conditions in the local area. Accordingly, during the three months ended June 28, 2008, we wrote-down the carrying value of the building to its estimated market value, less costs to sell, and recognized an impairment loss of $2.2 million, which is reported as an asset impairment charge in the accompanying consolidated statements of operations. The carrying value of the building as of June 28, 2008 of $7.9 million is included in other current assets in the accompanying condensed consolidated balance sheet.

9. Contingent Purchase Consideration
IPWireless
     At December 29, 2007, we accrued $51.6 million in additional purchase consideration payable to the selling shareholders of IPWireless as a result of the achievement of certain product shipment milestones in 2007 as specified in the acquisition agreement. In March 2008, we paid $50.0 million of the total amount accrued, of which $4.4 million was paid in cash and $45.6 million was paid through the issuance of approximately 9.0 million net shares of our common stock. The remaining $1.6 million of accrued additional purchase consideration is anticipated to be paid during fiscal 2008. We have preliminarily allocated the additional purchase consideration to goodwill.
     Additional purchase consideration of up to $77.5 million may be paid to the selling shareholders of IPWireless subject to the achievement of certain product shipment milestones in 2008 and 2009, as specified in the acquisition agreement, with potential payments of up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to $56.3 million of such additional consideration will be payable in cash or shares of common stock at our election, up to $18.7 million of such amounts will be payable in cash or shares of common stock at the election of the representative of IPWireless shareholders and up to $2.5 million is required to be paid in cash. In accordance with SFAS No. 141, Business Combinations, the contingent consideration will be recorded as additional purchase price when the contingency is resolved and the consideration is determinable and becomes issuable.
     Of the aggregate initial and additional purchase consideration paid to the selling shareholders of IPWireless, $26.0 million, consisting of $5.1 million of cash and $20.9 million of stock, representing approximately 3.8 million shares of our common stock, was deposited into an escrow account to settle any indemnifiable losses, as defined in the acquisition agreement. We submitted a claim to escrow for approximately $13.3 million to compensate us for certain pre-closing contract penalties incurred by IPWireless, which constitute indemnifiable losses under the acquisition agreement. In July 2008, our $13.3 million escrow claim was settled resulting in the return to us of cash of $4.9 million and approximately 1.5 million shares of our common stock. The remaining purchase consideration held in escrow was distributed to the former shareholders of IPWireless in accordance with the terms of the acquisition. The settlement of the escrow claim reduced the goodwill from our acquisition of IPWireless. In the accompanying condensed consolidated balance sheet as of June 28, 2008, the cash portion of the settlement amount is included in other current assets while the historical value of the returned shares has been reflected as a reduction to stockholders’ equity.
GO Networks
     As specified in the acquisition agreement, additional purchase consideration of up to $25.7 million may be paid to the selling shareholders of GO Networks subject to the achievement of certain milestones, the substantial majority of which is payable in shares of our common stock. In accordance with SFAS No. 141, Business Combinations, the contingent consideration payable to non-employee stockholders and to employee stockholders where payment is not contingent upon continuing employment would be recorded as additional purchase price when the contingency is resolved and the consideration is determinable and becomes issuable. In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, contingent consideration payable to employee stockholders that is contingent upon continuing employment will be expensed over the earnout period as compensation when the payment becomes probable. The probability of achievement of the performance conditions is reassessed at each reporting date.
     Up to $12.8 million of the additional purchase consideration could have been earned in February 2008 upon the achievement of certain product shipment targets and the continued employment of certain designated GO Networks employees. In the first quarter of 2008, we assessed the progress towards the achievement of the February 2008 milestone and concluded that no additional purchase consideration was due and payable in February 2008. Pursuant to the acquisition agreement, we reported this conclusion to the appointed GO Networks stockholder representative.
     We were notified on July 11, 2008 that the former stockholders of GO Networks have filed a demand for arbitration in connection with the February milestone. In his demand, the stockholder representative has claimed that we owe compensation to the former stockholders of GO Networks on the basis of GO Networks purportedly having partially achieved the February milestone under the acquisition agreement. The stockholder representative seeks damages of $10.44 million. We dispute that the February milestone has been met. The dispute will be administered and heard in accordance with procedures set forth by the International Centre for Dispute Resolution, a division of the American Arbitration Association, with certain conferences and responses scheduled for August 2008.
     Up to the entire $25.7 million of additional purchase consideration may be earned in August 2008, contingent upon the achievement of certain product shipment targets and the continued employment of certain designated GO Networks employees. At June 28, 2008, we assessed the progress towards the achievement of the August 2008 milestone and concluded that additional purchase consideration was not probable of payment. Accordingly, with respect to the contingent consideration payable to employee stockholders, no amounts have been accrued at June 28, 2008.
10. Guarantees and Indemnifications
     We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of June 28, 2008.
11. Redeemable Series A Senior Convertible Preferred Stock and Stockholders’ Equity
     Changes in redeemable convertible preferred stock, shares of common stock and stockholders’ equity for the six months ended June 28, 2008 were as follows:

	Shares of Redeemable	Redeemable
	Convertible	Convertible	Shares of Common	Total Stockholders’
(in thousands)	Preferred Stock	Preferred Stock	Stock	Equity
Balance at December 29, 2007	355	$371,986	92,667	$228,765
Net shares issued as additional purchase consideration in our acquisition of IPWireless	—	—	8,968	36,572
Net shares issued under the IPWireless Stock Bonus Plan	—	—	321	1,920
Shares issued under other stock incentive plans	—	—	1,136	6,867
Share-based compensation expense	—	—	—	7,709
Imputed dividends on Series A Senior Convertible Preferred Stock	—	14,385	—	(14,385)
Accretion of issuance costs on Series A Senior Convertible Preferred Stock	—	145	—	(145)
Unrealized net gains on marketable securities	—	—	—	10
Foreign currency translation adjustment	—	—	—	5,600
Net loss	—	—	—	(179,474)

Balance at June 28, 2008	355	$386,516	103,092	$93,439

12. Share-Based Payments
Equity Compensation Plans
     In May 2007, concurrent with our acquisition of IPWireless, we established the IPWireless Inc. Employee Stock Bonus Plan whereby participants may receive up to an aggregate of $7.0 million, payable in shares of our common stock valued at the time of issuance, upon the achievement of certain product shipment milestones in 2007 through 2009 and the continued employment of the participant. The 2007 milestone under the plan was achieved in full. Accordingly, during the year ended December 29, 2007, we recognized $3.1 million of share-based compensation expense representing the bonus amount earned. In March 2008, we issued 320,698 net shares of our common stock in payment of the bonus. The probability of achievement of the milestones under the plan is reassessed at each reporting date. At June 28, 2008, we assessed the probability of achievement of 2008 milestone and determined that a stock bonus was probable of payment. Accordingly, during the three and six months ended June 28, 2008, we recognized $0.6 million and $1.4 million, respectively, of share-based compensation expense representing management’s estimate of the amount anticipated to be earned based on the portion of the earnout period elapsed through June 28, 2008. This amount is included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet.
     In February 2007, concurrent with our acquisition of GO Networks, we established the GO Networks Inc. Employee Stock Bonus Plan whereby the participants may receive up to an aggregate of $5.0 million, payable in shares of our common stock valued at the time of issuance, upon the achievement of certain product shipment milestones and the continued employment of the participant and certain designated GO Networks employees. The probability of achievement of the performance conditions is reassessed at each reporting date. At June 28, 2008, we assessed the progress towards the achievement of the performance conditions and concluded that a stock bonus was not probable of payment. Accordingly, no stock bonus has been accrued at June 28, 2008.
     The following table summarizes stock option activity under our equity compensation plans during the six months ended June 28, 2008:

	Number of Shares	Weighted Average
		Exercise Price per
	(in thousands)	Share
Outstanding at December 29, 2007	20,842	$7.10
Granted	3,514	$5.18
Exercised	(346)	$5.03
Canceled	(1,550)	$6.91

Outstanding at June 28, 2008	22,460	$6.85

Exercisable at June 28, 2008	11,290	$6.65
     At June 28, 2008, 10.3 million shares of our common stock are available for future grants of stock options under our equity compensation plans, excluding the IPWireless and GO Networks stock bonus plans.
Valuation of Share-Based Awards
     We utilized the Black-Scholes option-pricing model for estimating the grant-date fair value of share-based awards granted to employees during the six months ended June 28, 2008 and June 30, 2007, with the following assumptions:

	Six Months Ended
	June 28,	June 30,
	2008	2007
Risk-free interest rate	1.98%-3.47%	4.54%-4.99%
Expected life (in years)	3.5-10.0	3.5-5.5
Stock price volatility	53%	50%
Expected dividend yield	0%	0%
Weighted average grant-date fair value	$2.81	$4.01
Pre-vesting forfeiture rate	10%	14%
     During the three months ended March 29, 2008, we granted options to purchase shares of our common stock to certain employees which cliff vest after 9 years and 360 days. However, vesting of these awards accelerates upon the achievement of certain objectives specified in the individual stock award agreements. Upon the achievement of the specified objective, the awards vest in equal monthly amounts over 48 months from the date of achievement. As of June 28, 2008, we do not believe that the objectives will be achieved and, accordingly, we have determined the fair value of the awards considering an expected award life of 10 years and are recognizing the compensation cost of the award ratably over the 9 year-360 day cliff vest period.
     We utilize the Black-Scholes option-pricing model for estimating the fair value of share-based awards granted to non-employees. The fair value of the vested increments of these awards was estimated at the date of vesting and, for the unvested increments, at the respective reporting date, using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	June 28,	June 30,
	2008	2007
Risk-free interest rate	3.34%-4.21%	4.48%-5.14%
Contractual term (in years)	8.08-9.92	0.5-9.9
Stock price volatility	53%	50%
Expected dividend yield	0%	0%
Share-Based Compensation Expense
     The following table summarizes the share-based compensation expense included in each operating expense line item in our consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2008	2007	2008	2007
Cost of technology licensing and service revenues	$117	$27	$190	$33
Cost of hardware revenues	74	—	96	—
Engineering, research and development	(612)	870	2,152	1,712
Sales and marketing	107	187	1,056	244
General and administrative	(1)	855	1,552	1,600

Total share-based compensation	$(315)	$1,939	$5,046	$3,589

     At June 28, 2008, the total unrecognized share-based compensation expense relating to unvested share-based awards granted to employees, net of forfeitures, was $32.4 million, which we anticipate recognizing as a charge against income over a weighted average period of 3.49 years. At June 28, 2008, the total unrecognized share-based compensation expense relating to unvested share-based awards granted to non-employees was $0.5 million, which we anticipate recognizing as a charge against income over a weighted average period of 1.2 years.
13. Fair Value Measurements
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
     The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the SFAS No. 157 fair value hierarchy:

		Fair Value Measurements at June 28, 2008 Using:
	Carrying Value	Quoted Market
		Prices for	Significant Other	Significant
	at June 28,	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$45,248	$45,248	$—	$—
Auction rate securities	$25,857	$—	$—	$25,857
Value of embedded derivatives on Series A Preferred Stock	$(1,235)	$—	$—	$(1,235)
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
     At December 29, 2007, we determined the fair value of all of our auction rate securities using quoted market prices for identical assets (Level 1 inputs). However, at June 28, 2008, our auction rate securities were not actively trading due to the deterioration of overall market conditions and recent weakness in the auction rate securities market. Accordingly, at June 28, 2008, we estimated the fair value of our auction rate securities using the discounted cash flow method (Level 3 inputs), which represents a change in the methodology used to determine fair value since our initial adoption of SFAS No. 157. The discounted cash flow method determines fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities utilized two significant unobservable inputs: a discount rate which represents an estimate market rate of return and an estimated period until sale and/or successful auction of the security. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty
     At June 28, 2008, we estimated the fair value of certain of our auction rate securities using the discounted cash flow model with a discount rate of 4.7% and an estimated period until recovery of 5 years and determined that the fair value of our auction rate securities had declined by $1.4 million. Considering our inability to sell our remaining auction rate securities at auction, the deterioration of overall market conditions and our near-term liquidity needs, we concluded that the decline in the fair value of the auction rate securities was other-than-temporary and, accordingly, we wrote-down our auction rate securities to their estimated fair value and recognized an other-than-temporary impairment loss of $1.4 million during the six months ended June 28, 2008, which is included in other income (expense), net, in the accompanying consolidated statement of operations.
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
     The following table summarizes the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant
	Unobservable Level 3 Inputs
		Value of Embedded
		Derivatives on
	Auction Rate	Series A Preferred
(in thousands)	Securities	Stock
Balance at December 29, 2007	$—	$(969)
Transfers to Level 3	27,263	—
Losses included in net loss	(1,388)	(266)
Purchases, issuances, settlements	(18)	—

Balance at June 28, 2008	$25,857	$(1,235)

14. Segment Information
     Our business is organized in four reportable segments on the basis of products, services and strategic initiatives as follows:
•	Semiconductor — WiMAX and LTE baseband chipsets, multi-band Radio Frequency Integrated Circuits and TDtv Application Specific Integrated Circuits.

•	Multimedia — Multimedia software, media content management platforms, and content delivery services delivered through our PacketVideo subsidiary.

•	Networks — 3GPP UMTS and WiMAX based wireless broadband and mobile broadcast products and services and carrier-grade mobile Wi-Fi products and services.

•	Strategic Initiatives — Manages our portfolio of licensed wireless spectrum assets, both domestically and internationally.
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
     Financial information for our reportable segments is as follows:

				Strategic
(in thousands)	Semi-conductor	Multimedia	Networks	Initiatives	Other or Unallocated	Consolidated
For the Three Months Ended:
June 28, 2008
Revenues from external customers	$—	$16,562	$14,097	$1,140	$—	$31,799
Loss from operations	(19,465)	(1,411)	(30,976)	(8,257)	(5,546)	(65,655)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	658	1,550	5,246	3,874	1,061	12,389
Asset impairment charge	—	—	2,196	—	—	2,196
June 30, 2007
Revenues from external customers	$—	$7,802	$5,030	$—	$—	$12,832
Loss from operations	(16,015)	(6,978)	(25,561)	(2,998)	(7,922)	(59,474)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	214	1,163	3,021	1,604	753	6,755
For the Six Months Ended:
June 28, 2008
Revenues from external customers	$—	$31,113	$24,523	$2,147	$—	$57,783
Loss from operations	(40,727)	(5,386)	(71,000)	(15,028)	(13,082)	(145,223)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1,178	3,145	11,060	7,530	2,082	24,995
Asset impairment charge	—	—	2,196	—	—	2,196
June 30, 2007
Revenues from external customers	$—	$15,506	$5,072	$—	$—	$20,578
Loss from operations	(28,371)	(13,436)	(38,094)	(5,317)	(15,322)	(100,540)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	365	2,324	4,112	2,954	1,513	11,268
Purchased in-process research and development costs	—	860	—	—	—	860
At June 28, 2008
Total assets	$6,594	$82,088	$232,874	$683,109	$76,977	$1,081,642
Included in total assets:
Assets held for sale	—	—	7,939	—	—	7,939
Wireless spectrum licenses, intangible assets and goodwill	—	62,789	165,116	668,733	86	896,724
At December 29, 2007
Total assets	$4,766	$76,287	$242,190	$666,618	$268,877	$1,258,738
Wireless spectrum licenses, intangible assets, goodwill and spectrum deposits included in total assets	—	63,479	186,115	657,680	92	907,366
15. Subsequent Events
     We entered into a line of credit with UBS under which we were advanced $21.5 million on August 7, 2008 representing 85% of the aggregate principal amount of our auction rate securities managed by UBS. Under the terms of the line of credit agreement, as our auction rate securities are sold, the line of credit will be immediately and automatically repaid using the proceeds from the sale. The line of credit will bear interest at the prevailing 30-day LIBOR rate plus 25 basis points, which is anticipated to approximate the interest rate payable to us on our auction rate securities. The line of credit is collateralized by our auction rate securities and will be payable upon demand by UBS.

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
OVERVIEW
Second Quarter
•	Our revenues for the second quarter of 2008 totaled $31.8 million compared to $12.8 million for the second quarter of 2007, primarily reflecting an $8.8 million increase in revenues in our Multimedia segment, which is due to growth at our PacketVideo subsidiary, a $9.1 million increase in revenues generated by our Networks segment, primarily reflecting a full quarter of revenues from our IPWireless subsidiary, acquired in May 2007 and $1.1 million of revenues generated by our Strategic Initiatives segment resulting from our acquisition of WiMax Telecom in July 2007.

•	Our revenues for the first six months of 2008 totaled $57.8 million compared to $20.6 million for the first six months of 2007, primarily reflecting a $15.6 million increase in revenues in our Multimedia segment, which is due to growth at our PacketVideo subsidiary, a $19.5 million increase in revenues generated by our Networks segment, primarily reflecting a full six months of revenues from our IPWireless subsidiary, acquired in May 2007 and $2.1 million of revenues generated by our Strategic Initiatives segment resulting from our acquisition of WiMax Telecom in July 2007.

•	Since the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008, several factors have negatively impacted the Company’s current and future operations and potential sources of funding. These factors include adverse worldwide economic conditions, which we believe have adversely affected manufacturers of telecommunications equipment and technology, and caused our NextWave Network Products group to experience lower than projected contract bookings and sales. We believe these conditions have also led to a delay in global WiMAX network deployments that will continue to impact the timing and volume of projected commercial sales of our WiMAX semiconductor products. In addition, our efforts to sell certain of our U.S. spectrum assets on favorable terms have been delayed by current market conditions, as well as regulatory and other market activities involving potential buyers.
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
     Our spectrum holdings, which consist of approximately 10.7 billion MHz POPs, include licenses in the United States covering over 251 million persons, or POPs, in many of the largest metropolitan areas in the country. Our licenses also include nationwide licenses in Austria, Argentina, Croatia, Germany, Norway, Slovakia and Switzerland and significant spectrum holdings in Canada and Chile. We have retained Deutsche Bank and UBS Investment Bank to explore the sale of our domestic wireless spectrum holdings, and Canaccord Adams to explore the sale of Canadian wireless spectrum holdings. During July 2008, we entered into agreements to sell certain of our AWS spectrum licenses covering 39.5 million POPs for an aggregate $150.1 million.
     Our mobile multimedia and wireless broadband products and technologies are developed and marketed through our NextWave Network Products and NextWave Mobile Products operating units. We have organized our businesses into four reportable business segments on the basis of products, services and strategic initiatives. The four business segments are: Semiconductor, Multimedia, Networks, and Strategic Initiatives. The financial results of NextWave Network Products are reported in the Networks business segment. The financial results of NextWave Mobile Products are reported in the Semiconductor and Multimedia business segments. Our spectrum holdings are reported in the Strategic Initiatives segment.

We believe the breadth of products, technologies, spectrum assets and professional services we offer represents a unique platform to provide advanced mobile multimedia and wireless broadband solutions to the market. While our business units are intended to be profitable on a standalone basis, we believe that they will provide synergistic value to each other and collectively drive accelerated market penetration and share of the expanding mobile multimedia and wireless broadband market.
NextWave Network Products
     NextWave Network Products includes the operations of IPWireless, which was acquired in May 2007, and GO Networks, which was acquired in February 2007. NextWave Network Products markets mobile broadband network equipment and mobile TV and multimedia multicast systems, based on the global Universal Mobile Telecommunications System (“UMTS”) and Institute of Electrical and Electronics Engineers (“IEEE”) standards, to mobile operators around the world. In addition, NextWave Network Products provides mobile operator customers with a comprehensive suite of professional and value added services.
     Mobile Broadband Network Equipment. NextWave Network Products’ mobile broadband network equipment, based on the UMTS TD-CDMA standard, has been commercially deployed by mobile operators in more than a dozen countries, including the Czech Republic, Germany, New Zealand, South Africa, United Kingdom and the United States. In 2006, NextWave Network Products’ UMTS TD-CDMA mobile broadband technology was selected by New York City’s Department of Information Technology and Telecommunications as part of a five-year contract awarded to Northrop Grumman for the deployment of a citywide, public safety, mobile wireless network. To provide customers with an evolution path to emerging Fourth Generation (“4G”) network technologies, in February 2008 NextWave Network Products announced its next-generation base station platform that will be field upgradeable to support release 8 of the UMTS standard, also known as Long Term Evolution (“LTE”).
     Mobile TV and Multimedia Multicast Systems. NextWave Network Products’ TDtv™ mobile broadcast system, based on the Third Generation Partnership Project (“3GPP”) Multimedia Broadcast Multicast Service (“MBMS”) standard, provides UMTS operators the ability to deliver multi-channel mobile TV and other multimedia services using an underutilized portion of their existing third generation (“3G”) spectrum. Designed for easy integration into existing Wideband Code Division Multiple Access (“WCMDA”) networks and next-generation WCMDA handsets, TDtv is being offered in combination with PacketVideo’s MediaFusion advertising platform which will provide operators the ability to generate targeted advertising revenues from TDtv subscribers. On February 12, 2008, Orange and T-Mobile announced that they will conduct a six month commercial pilot of TDtv in London beginning in early 2009. We believe that this commercial pilot along with the rapid growth of the mobile TV market will provide us with expanded opportunities to market our TDtv multicast solution to UMTS network operators and device manufacturers around the world. Further, in advance of prospective commercial deployments by network operators of mobile broadcast systems, NextWave Network Products is preparing for high-volume, commercial production of a TDtv Device Integration Pack. The TDtv Device Integration Pack, which includes a low-power TDtv System in Package, a complete MBMS software stack and PacketVideo MediaFusion™ multimedia client software, is designed to provide device vendors with a simple and affordable vehicle for integrating TDtv technology into their handset products.
     NextWave Network Products’ MXtv™ mobile broadcast system, announced in March 2008, is based on the 802.16e WiMAX standard and provides WiMAX operators with the ability to deliver a broad range of rich and personalized multimedia services including mobile TV, interactive services, and digital audio without having to invest in new spectrum or additional network infrastructure. Similar to TDtv, NextWave MXtv will provide mobile operators the ability to use PacketVideo’s MediaFusion platform to generate revenues via the delivery of user-specific advertising.
     Carrier-Grade Mobile Wi-Fi Systems. NextWave Network Products’ family of carrier-class micro, pico and femto mobile Wi-Fi base stations have been deployed by numerous mobile operators, Internet Service Providers, and municipalities around the world. All of NextWave Network Products’ Wi-Fi platforms utilize advanced xRF ™ adaptive-beamforming, smart-antenna technology and a cellular-mesh Wi-Fi architecture to deliver wide-area Wi-Fi network solutions with the performance and economics required by service providers. In February 2008, NextWave Network Products announced its roadmap for the integration and availability of its LTE capabilities into its line of micro and pico base stations.
NextWave Mobile Products.
     NextWave Mobile Products includes the operations of our Multimedia business segment, which consists of our PacketVideo subsidiary, the world’s largest independent supplier of mobile multimedia software solutions, and our

Semiconductor business segment, which is developing advanced wireless semiconductors including OFDM-based WiMAX and LTE chipsets.
     Multimedia Software. Our PacketVideo subsidiary supplies multimedia software and server solutions to many of the world’s largest wireless carriers and wireless handset manufacturers, who use it to transform a mobile phone into a feature-rich multimedia device that provides people with the ability to stream, download and play video and music, receive live TV broadcasts, and engage in two-way video telephony. PacketVideo has been contracted by some of the world’s largest carriers, such as Orange, NTT DoCoMo, T-Mobile, Verizon Wireless and Vodafone to design and implement the multimedia software capabilities contained in their handsets. In addition, PacketVideo is a founding member of the Open Handset Alliance, led by Google, and will be supplying the multimedia software subsystem for the Open Handset Alliance’s mobile device Android™ platform. We believe that by joining the Open Handset Alliance, PacketVideo will be uniquely positioned to market its full suite of enhanced software applications to the Android ecosystem. PacketVideo’s solutions are compatible with virtually all network technologies including CDMA, GSM, WiMAX, LTE, and WCDMA. To date, over 250 million PacketVideo-powered devices have been shipped by PacketVideo’s service provider and device manufacturer customers.
     To further enhance its market position, PacketVideo has invested in the development and acquisition of a wide range of technologies and capabilities to provide its customers with software solutions to enable home/office/mobile digital media convergence using communication protocols standardized by the Digital Living Network Alliance™ . An example is PacketVideo’s PVConnect™ platform that provides for content search, discovery, organization and content delivery/sharing between mobile devices and consumer electronics products connected to an Internet Protocol (“IP”)-based network.
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
     Multimedia Devices. To help drive market adoption of mobile TV technology and related PacketVideo products, PacketVideo earlier this year introduced its Telly™ mobile broadcast receiver, a matchbox-size hardware device that enables virtually any mobile Wi-Fi device to play mobile broadcast TV. The Telly decodes a digital TV signal, repurposes it for use on a mobile device, and then sends the mobile TV content over Wi-Fi to the handset. The PacketVideo Telly uses patent-pending protocols to ensure optimum rendering of the TV signal on the playback device and provides secure access to premium channels. This allows mobile subscribers to upgrade to advanced mobile TV services without a requirement to change their handsets. PacketVideo intends to commercialize several versions of the Telly based on market demand to support TDtv, MXtv, Digital Video Broadcasting — Handheld (“DVB-H”), and MediaFLO mobile TV systems. We anticipate commercial launch of Telly in the first half of 2009.
     Semiconductors. NextWave Mobile Products is developing a family of mobile broadband semiconductor products based on OFDM technologies such as WiMAX and LTE. NextWave Mobile Products’ initial focus is to market multi-band RF chips and high-performance, digital baseband WiMAX chips to wireless device manufacturers who require an advanced platform to develop next-generation WiMAX mobile terminal products optimized for mobile multimedia applications such as mobile TV. Samples of our first-generation NW1000 chipset family, which includes a WiMAX baseband system-on-a-chip and matched multi-band Radio Frequency Integrated Circuit (“RFIC”), became available in the third quarter of 2007. Samples of our second-generation NW2000 chipset family, which contain our MXtv mobile multicast technology, became available in the second quarter of 2008. The NW2000 chipset family is NextWave Mobile Products’ first chipset family designed for high-volume commercial production. We anticipate commercial launch of our second-generation WiMAX chipsets in the first half of 2009. In addition, NextWave Mobile Products is developing a variety of WiMAX reference products to highlight the features of its subscriber station semiconductor products and to accelerate device availability for operators.
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
Strategic Initiatives
     We have acquired licensed spectrum in the United States, Canada, Argentina, Chile, Germany, Norway, Switzerland, Austria, Slovakia and Croatia. The financial results of our spectrum acquisition activities, both domestically and internationally, are reported under our Strategic Initiatives business segment.
     We have acquired licensed spectrum and entered into long-term leases that provide us with exclusive leasehold access to licensed spectrum throughout the United States. As of June 28, 2008, our spectrum portfolio covers approximately 220.3 million POPs across the United States, of which licenses covering 122.4 million POPs are covered by 20 MHz or more of spectrum, and licenses covering an additional 83.0 million POPs are covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York metropolitan region, are covered by 30 MHz or more of spectrum. While we believe that all of our spectrum assets can support commercially viable wireless broadband services, we expect that those licenses which have over 20 MHz of spectrum will provide operators with improved capacity and network performance. We believe that this spectrum footprint, which includes 15 of the top 20 Cellular Market Areas and eight of the top ten Cellular Market Areas in the United States, will be attractive to service providers who wish to deploy wireless networks that utilize our advanced products and technologies. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Services (“AWS”) bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.
     We have retained Deutsche Bank and UBS Investment Bank to explore the sale of our domestic wireless spectrum holdings, and Canaccord Adams to explore the sale of Canadian wireless spectrum holdings. During July 2008, we entered into agreements to sell certain of our AWS spectrum licenses covering 39.5 million POPs for an aggregate $150.1 million. The geographic areas covered by the licenses include markets in: Pennsylvania, Maryland, Delaware, Virginia, West Virginia, Indiana, Illinois, Kentucky, Ohio, Tennessee, Georgia, North Carolina, Alabama, Arkansas, Florida, Louisiana, Mississippi, Missouri, Oklahoma, Kansas, California, Alaska, Puerto Rico and the U.S. Virgin Islands. The sale of the spectrum is subject to various standard closing conditions, including regulatory approval. We anticipate that the sale of the AWS spectrum will close in the fourth quarter of 2008. However, the initial $75 million of proceeds from the July 2008 sale is required to be used to replenish the $75.0 million cash reserve account reserved as collateral for the Notes, and the remaining proceeds are required to be used to redeem a portion of the Notes.
RESULTS OF OPERATIONS
     Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.
Second Quarter of 2008 Compared to the Second Quarter of 2007
Revenues
     Total revenues for the second quarter of 2008 were $31.8 million, as compared to $12.8 million for the second quarter of 2007. The $19.0 million increase in revenues during the second quarter of 2008 was attributable to the following:
•	A $9.1 million increase in hardware revenues recognized during the second quarter of 2008 from sales of wireless broadband and mobile broadcast network products and services by our Networks segment, primarily reflecting a full quarter of revenues from our IPWireless subsidiary, acquired in May 2007;

•	An $8.8 million increase in technology licensing and service revenues recognized by our Multimedia segment which was primarily attributable to unit sales growth and market penetration of mobile subscriber services by our customer base, which includes wireless carriers and mobile phone and wireless device manufacturers. The revenues generated by our Multimedia segment are primarily derived from a combination of technology development contracts, royalties, software support and maintenance and wireless broadband products; and

•	$1.1 million of technology licensing and service revenues recognized during the second quarter of 2008 primarily from customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary, acquired in July 2007, which is included in our Strategic Initiatives segment.
     Sales to three customers accounted for 32%, 18% and 12% of our consolidated revenues during the second quarter of 2008. Sales to two customers accounted for 41% and 36% of our consolidated revenues during the second quarter of 2007.
     Our Multimedia and Networks segments will continue to account for a substantial portion of our revenues in the second half of 2008. We believe that the sale or licensing of our proprietary chipsets by our Semiconductor segment will become an additional source of recurring revenue following their anticipated commercial launch in the first half of fiscal year 2009.
     Since the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008, several factors have negatively impacted the Company’s current and future operations. These factors include adverse worldwide economic conditions, which we believe have adversely affected manufacturers of telecommunications equipment and technology, and caused our NextWave Network Products group to experience lower than projected contract bookings and sales. We believe these conditions have also led to a delay in global WiMAX network deployments that will continue to impact the timing and volume of projected commercial sales of our WiMAX semiconductor products.
     We also expect that our future revenues will be affected by, among other things, new product and service introductions, competitive conditions, customer marketing budgets for introduction of new subscriber products, the rate of expansion of our customer base, the build-out rate of networks that utilize our Wi-Fi and WiMAX technologies, services and products, price increases, subscriber device life cycles, demand for wireless data services and acquisitions or dispositions of businesses or product lines.
Operating Expenses
     The following table summarizes our operating expenses for the respective periods:

	Three Months Ended
	June 28,	June 30,
(in millions)	2008	2007	Increase (Decrease)
Cost of technology licensing and service revenues	$7.6	$3.9	$3.7
Cost of hardware revenues	14.1	8.2	5.9
Engineering, research and development	40.3	34.8	5.5
Sales and marketing	10.1	5.6	4.5
General and administrative	23.2	19.8	3.4
Asset impairment charge	2.2	—	2.2

Total operating expenses	$97.5	$72.3	$25.2

Cost of Technology Licensing and Services Revenues
     Cost of technology licensing and service revenues as a percentage of the associated revenues for the second quarter of 2008 was 43%, as compared to 50% for the second quarter of 2007. The improvement in gross margins in the second quarter of 2008 reflects a $4.6 million increase in technology licensing and royalty fee revenues in our Multimedia segment, which have minimal associated cost of revenue, offset by a $0.9 million increase in amortization of purchased intangible assets resulting from our acquisitions of WiMax Telecom and SDC Secure Digital Container AG (“SDC”) in 2007.
     Cost of revenues for our Multimedia segment primarily includes direct engineering labor expenses, allocated overhead costs, costs associated with offshore contract labor costs, other direct costs related to the execution of technology development contracts and amortization of purchased intangible assets. Cost of revenues for WiMax Telecom primarily includes depreciation expense and maintenance costs on the base stations used to operate the WiMAX network, fees to maintain internet access and amortization of purchased intangible assets.
     Included in cost of technology licensing and services revenues during the second quarters of 2008 and 2007 is $1.4 million and $0.6 million, respectively, of amortization of purchased intangible assets.
Cost of Hardware Revenues

     Cost of hardware revenues relate to sales of wireless broadband and mobile broadcast network products and services by our Networks segment. The $5.9 million increase in cost of hardware revenues during the second quarter of 2008 primarily reflects a full quarter of sales from our IPWireless subsidiary, acquired in May 2007. We use third-party subcontractors to manufacture the products sold by our Networks segment and these costs make up the substantial majority of hardware cost of revenues.
     Included in the cost of hardware revenues for the second quarters of 2008 and 2007 is $2.9 million and $1.5 million, respectively, of amortization of purchased intangible assets.
     We believe that cost of revenues as a percentage of revenue for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments by us on licensed technologies, changes in average selling prices and our ability to make productivity improvements through continual cost reduction programs.
Engineering, Research and Development
     The $5.5 million increase in engineering, research and development expenses during the second quarter of 2008 is attributable to the following:
•	A $4.7 million increase in engineering, research and development expenses in our Networks segment which primarily reflects a full quarter of engineering, research and development expenses as well as increased mobile TV and multimedia multicast systems research and development activities at our IPWireless subsidiary, acquired in May 2007;

•	A $1.1 million increase in engineering, research and development expenses in our Semiconductor segment due to the expansion of the engineering organization and development activities relating to the pre-commercialization of our WiMAX and LTE baseband chipsets, multi-band Radio Frequency Integrated Circuits and TDtv Application Specific Integrated Circuits;

•	A $0.8 million increase in engineering, research and development expenses in our Multimedia segment due to an increase in the costs of the ongoing development of multimedia software applications, media content management platforms and content delivery services, which is primarily due to increased engineering headcount, including contractors; and

•	A $1.1 million decrease in other engineering, research and development expenses including a $0.4 million decrease in our share of the losses of Hughes Systique Corporation, our equity method investee.
     Included in engineering, research and development expenses during the second quarters of 2008 and 2007 is $0.2 million and $0.2 million, respectively, of amortization of purchased intangible assets. Also included in engineering, research and development expenses during the second quarters of 2008 and 2007 is $(0.6) million and $0.9 million, respectively, of share-based compensation expense.
     Over the past twenty-one months, the Semiconductor segment has progressed from early stage WiMAX development to pre-commercialization of its family of WiMAX integrated circuit products. To accomplish our business and financial objectives of commercializing these products in 2009 and beyond, we have added the required complement of engineering and product development staff.
     Primarily as a result of the various reductions we implemented in July 2008, including a reduction in our worldwide workforce, we expect to realize a net decrease in engineering, research and development expenses over the next twelve months, particularly in our Networks segment. The workforce reduction was primarily concentrated in our Networks segment. Our business plan contemplates further workforce reductions as engineering development consolidations are completed. If we are not able to obtain the necessary financing referred to in “Liquidity and Capital Resources”, we will undertake more significant reductions on an accelerated basis, which could materially affect our ability to develop portions of our business.
Sales and Marketing
     The $4.5 million increase in sales and marketing expenses during the second quarter of 2008 is attributable to the following:
•	$2.1 million of the increase is due to the expansion of the mobile broadband network and mobile TV and multimedia multicast systems sales and marketing organization in our Networks segment, of which $1.1 million reflects a full quarter of sales and marketing expenses at our IPWireless subsidiary, acquired in

May 2007 and the remainder primarily relates to our establishment of a Latin America sales and marketing operation in the second half of 2007;

•	$1.8 million of the increase is due to the establishment of a sales and marketing organization in our Semiconductor segment in the third quarter of 2007 in preparation for the anticipated commercialization of our WiMAX and LTE baseband chipsets, multi-band Radio Frequency Integrated Circuits and TDtv Application Specific Integrated Circuits and primarily represents compensation and related costs for sales and marketing personnel and costs associated with marketing and other promotional activities;

•	$0.4 million of the increase relates to sales and marketing efforts in our Multimedia segment, which is primarily due to increased sales compensation from higher sales volume; and

•	The remainder of the increase primarily resulted from our acquisition of WiMax Telecom in July 2007.
     Included in sales and marketing expenses during the second quarters of 2008 and 2007 is $0.4 million and $0.3 million, respectively, of amortization of purchased intangible assets. Also included in sales and marketing expenses during the second quarters of 2008 and 2007 is $0.1 million and $0.2 million, respectively, of share-based compensation expense.
General and Administrative
     The $3.4 million increase in general and administrative expenses during the second quarter of 2008 is attributable to the following:
•	$1.6 million of the increase is due to higher amortization of purchased intangible assets, primarily wireless spectrum license assets resulting from the acquisition of additional wireless spectrum licenses in North America and Europe during 2007;

•	$0.3 million of the increase is due to higher share-based compensation expense as the rate of stock options granted increased consistent with increases in headcount; and
•	The remaining increase is due to general and administrative expenses at our IPWireless, GO Networks, WiMax Telecom and SDC subsidiaries, which were acquired in 2007, and an increase in administrative personnel and related costs at our corporate offices to support the overall organizational growth primarily resulting from the several acquisitions we completed in 2007.
     Included in general and administrative expense during the second quarters of 2008 and 2007 is $3.4 million and $1.8 million, respectively, of amortization of wireless spectrum licenses and purchased intangible assets. Also included in general and administrative expenses during the second quarters of 2008 and 2007 is $0.0 million and $0.9 million, respectively, of share-based compensation expense.
Asset Impairment Charge
     In connection with the implementation of our plan to sell our office building in Nevada, we performed an impairment assessment of this asset and determined that the carrying value of the building exceeded its fair value based primarily on our near-term liquidity needs and the current commercial real estate market conditions in the local area. Accordingly, during the second quarter of 2008, we wrote-down the carrying value of the building to its estimated fair value and recognized an impairment loss of $2.2 million.
Interest Income
     Interest income during the second quarter of 2008 was $0.4 million, as compared to $5.4 million for the second quarter of 2007, a decrease of $5.0 million. Interest income primarily consists of interest earned during the respective periods on our unrestricted and restricted cash, cash equivalents and marketable securities balances. The decrease in interest income reflects the decrease in our cash, cash equivalents and marketable securities balances since the second quarter of 2007.
     Interest income in the future will be affected by changes in short-term interest rates and changes in our cash, cash equivalents and marketable securities balances, which may be materially impacted by development plans, acquisitions and other financial or equity activities.
Interest Expense
     Interest expense during the second quarter of 2008 was $18.8 million, as compared to $11.4 million for the second quarter of 2007, an increase of $7.4 million. The increase in interest expense is due to $7.0 million in consent fees paid in April and June 2008 to withdraw $50.0 million from the cash reserve account related to the Notes and $0.3 million in higher interest accretion of the original issue discount and issuance costs related to the Notes. The remainder of the increase consists primarily of higher accretion of discounted wireless spectrum license lease liabilities acquired during 2008 and 2007 and interest on debt assumed in connection with our acquisitions during 2007.
     Interest expense in the future will be affected by the potential repayment of existing debt obligations as a result of sales of wireless spectrum holdings and the issuance of additional debt in order to fund working capital requirements.
Other Income (Expense), Net
     Other income, net, during the second quarter of 2008 was $0.3 million compared to other income, net, of $0.3 million during the second quarter of 2007.
Provision for Income Taxes
     During the second quarter of 2008, substantially all of our U.S. subsidiaries generated taxable losses and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. However, certain of our controlled foreign corporations generated taxable income as a result of cost sharing and transfer pricing arrangements with our U.S. subsidiaries in relation to research and development expenses incurred. Our effective income tax rate for the second quarter of 2008 was 0.5%, resulting in a $0.4 million income tax provision on our pre-tax loss of $84.0 million. The income tax provision consists of $0.3 million of income taxes related to our controlled foreign corporations and $0.1 million for foreign withholding tax on royalty payments received from certain PacketVideo customers.
     The income tax provision for the second quarter of 2007 consists of $0.1 million of income taxes related to our controlled foreign corporations and the remainder is due to foreign withholding tax on accrued interest on intercompany debt between one of our U.S. subsidiaries and a German subsidiary and royalty payments received from certain PacketVideo customers.
Minority Interest
     Minority interest for the second quarter of 2007 represents the minority shareholder’s proportionate share of the net equity in our consolidated subsidiary, Inquam Broadband Holding Ltd. We acquired the remaining interest in Inquam Broadband Holding Ltd. in October 2007.
First Six Months of 2008 Compared to the First Six Months of 2007
Revenues
     Total revenues for the first six months of 2008 were $57.8 million, as compared to $20.6 million for the first six months of 2007. The $37.2 million increase in revenues during the first six months of 2008 was attributable to the following:
•	A $19.5 million increase in hardware revenues recognized during the first six months of 2008 from sales of wireless broadband and mobile broadcast network products and services by our Networks segment, primarily reflecting a full six months of revenues from our IPWireless subsidiary, acquired in May 2007;
•	A $15.6 million increase in technology licensing and service revenues recognized by our Multimedia segment which was primarily attributable to unit sales growth and market penetration of mobile subscriber services by our customer base, which includes wireless carriers and mobile phone and wireless device manufacturers; and
•	$2.1 million of technology licensing and service revenues recognized during the first six months of 2008 primarily from customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary, acquired in July 2007, which is included in our Strategic Initiatives segment.
     Sales to three customers accounted for 32%, 21% and 10% of our consolidated revenues during the first six months of 2008. Sales to two customers accounted for 54% and 22% of our consolidated revenues during the first six months of 2007.
Operating Expenses
     The following table summarizes our operating expenses for the respective periods:

	Six Months Ended
	June 28,	June 30,
(in millions)	2008	2007	Increase (Decrease)
Cost of technology licensing and service revenues	$14.4	$7.5	$6.9
Cost of hardware revenues	25.9	8.2	17.7
Engineering, research and development	85.7	58.2	27.5
Sales and marketing	23.7	9.3	14.4
General and administrative	51.1	37.0	14.1
Asset impairment charge	2.2	—	2.2
Purchased in-process research and development costs	—	0.9	(0.9)

Total operating expenses	$203.0	$121.1	$81.9

Cost of Technology Licensing and Services Revenues
     Cost of technology licensing and service revenues as a percentage of the associated revenues for the first six months of 2008 was 43%, as compared to 48% for the first six months of 2007. The improvement in gross margins during the first six months of 2008 reflects a $9.6 million increase in technology licensing and royalty fee revenues in our Multimedia segment, which have minimal associated cost of revenue, offset by a $2.2 million increase in amortization of purchased intangible assets resulting from our acquisitions of WiMax Telecom and SDC in 2007.
     Included in cost of technology licensing and services revenues for the first six months of 2008 and 2007 is $2.9 million and $1.2 million, respectively, of amortization of purchased intangible assets.
Cost of Hardware Revenues
     Cost of hardware revenues relate to sales of wireless broadband and mobile broadcast network products and services by our Networks segment. The $17.7 million increase in cost of hardware revenues during the first half of 2008 primarily reflects a full six months of sales from our IPWireless subsidiary, acquired in May 2007.
     Included in the cost of hardware revenues during the first six months of 2008 and 2007 is $6.1 million and $1.5 million, respectively, of amortization of purchased intangible assets.
Engineering, Research and Development
     The $27.5 million increase in engineering, research and development expenses during the first six months of 2008 is attributable to the following:
•	A $19.7 million increase in engineering, research and development expenses in our Networks segment due to the expansion of the mobile broadband network and mobile TV and multimedia multicast systems development activities, which primarily reflects a full six months of engineering, research and development expenses as well as increased mobile TV and multimedia multicast systems research and development activities at our IPWireless subsidiary, acquired in May 2007;

•	A $7.6 million increase in engineering, research and development expenses in our Semiconductor segment due to the expansion of the engineering organization and development activities relating to the pre-commercialization of our WiMAX and LTE baseband chipsets, multi-band Radio Frequency Integrated Circuits and TDtv Application Specific Integrated Circuits;
•	A $1.7 million increase in engineering, research and development expenses in our Multimedia segment due to an increase in the costs of the ongoing development of multimedia software applications, media content management platforms and content delivery services, which is primarily due to increased engineering headcount, including contractors; and
•	A $1.5 million decrease in other engineering, research and development expenses including a $0.6 million decrease in our share of the losses of Hughes Systique Corporation, our equity method investee.
     Included in engineering, research and development expenses during the first six months of 2008 and 2007 is $0.4 million and $0.3 million, respectively, of amortization of purchased intangible assets primarily resulting from our acquisition of IPWireless in 2007. Also included in engineering, research and development expenses during the first six months of 2008 and 2007 is $2.2 million and $1.7 million, respectively, of share-based compensation expense.
Sales and Marketing
     The $14.4 million increase in sales and marketing expenses during the first six months of 2008 is attributable to the following:
•	$9.1 million of the increase is due to the expansion of the mobile broadband network and mobile TV and multimedia multicast systems sales and marketing organization in our Networks segment, of which $5.0 million reflects a full six months of sales and marketing expenses at our IPWireless subsidiary, acquired in May 2007, $1.6 million is due to increased sales and marketing activities at our GO Networks subsidiary to support product launch, $2.0 million relates to our establishment of a Latin America sales and marketing operation in the second half of 2007 and the remainder relates to increased marketing activities in our mobile broadband network systems support and services organizations;
•	$3.3 million of the increase is due to the establishment of a sales and marketing organization in our Semiconductor segment in the third quarter of 2007 in preparation for the anticipated commercialization of our WiMAX and LTE baseband chipsets, multi-band Radio Frequency Integrated Circuits and TDtv Application Specific Integrated Circuits and primarily represents compensation and related costs for sales and marketing personnel and costs associated with marketing and other promotional activities;
•	$1.6 million of the increase relates to sales and marketing efforts in our Multimedia segment, of which $1.0 million is due to increased sales compensation from additional sales personnel and higher sales volume and $0.5 million is due to an increase in trade show related costs; and
•	The remainder of the increase primarily resulted from our acquisition of WiMax Telecom in July 2007.
     Included in sales and marketing expenses during the first six months of 2008 and 2007 is $1.4 million and $0.5 million, respectively, of amortization of purchased intangible assets. Also included in sales and marketing expenses during the first six months of 2008 and 2007 is $1.1 million and $0.2 million, respectively, of share-based compensation expense.
General and Administrative
     The $14.1 million increase in general and administrative expenses during the first six months of 2008 is attributable to the following:
•	$3.1 million of the increase is due to higher amortization of purchased intangible assets, primarily wireless spectrum license assets resulting from the acquisition of additional wireless spectrum licenses in North America and Europe during 2007;
•	$1.1 million of the increase is due to higher share-based compensation expense as the rate of stock options granted consistent with increases in headcount; and

•	The remaining increase is due to general and administrative expenses at our IPWireless, GO Networks, WiMax Telecom and SDC subsidiaries, which were acquired in 2007, and an increase in administrative personnel and related costs at our corporate offices to support the overall organizational growth primarily resulting from the several acquisitions we completed in 2007.
     Included in general and administrative expense during the first six months of 2008 and 2007 is $6.4 million and $3.3 million, respectively, of amortization of wireless spectrum licenses and purchased intangible assets. Also included in general and administrative expenses during the first six months of 2008 and 2007 is $1.6 million and $1.6 million, respectively, of share-based compensation expense.
Asset Impairment Charge
     In connection with the implementation of our plan to sell our office building in Nevada, we performed an impairment assessment of this asset and determined that the carrying value of the building exceeded its fair value based primarily on our near-term liquidity needs and the current commercial real estate market conditions in the local area. Accordingly, during the second quarter of 2008, we wrote-down the carrying value of the building to its estimated fair value and recognized an impairment loss of $2.2 million.
Purchased In-Process Research and Development Costs
     Purchased in-process research and development costs totaled $0.9 million during the first six months of 2007 and reflects the assigned value of SDC’s video and audio software for handsets development project. The values allocated to purchased in-process research and development costs were based on projects that had not reached technological feasibility and had no alternative future uses and were determined through established valuation techniques used in the high technology industry. These costs were expensed at the date of acquisition.
Interest Income
     Interest income during the first six months of 2008 was $2.5 million, as compared to $7.5 million for the first six months of 2007, a decrease of $5.0 million. Interest income primarily consists of interest earned during the respective periods on our unrestricted and restricted cash, cash equivalents and marketable securities balances. The decrease in interest income reflects the decrease in our cash, cash equivalents and marketable securities balances since the first six months of 2007.
Interest Expense
     Interest expense during the first six months of 2008 was $34.0 million, as compared to $22.6 million for the first six months of 2007, an increase of $11.4 million. The increase in interest expense is due to $10.5 million consent fees paid in during the first six months of 2008 to withdraw the full $75.0 million from the cash reserve account related to the Notes and $0.6 million in higher interest accretion of the original issue discount and issuance costs related to the Notes. The remainder of the increase consists primarily of higher accretion of discounted wireless spectrum license lease liabilities acquired during 2008 and 2007 and interest on debt assumed in connection with our acquisitions during 2007.
Other Income (Expense), Net
     Other expense, net, during the first six months of 2008 was $2.1 million compared to other income, net, of $0.3 million during the first six months of 2007, a decrease of $2.2 million. The decrease in other income (expense), net is primarily due to the $1.4 million impairment charge we recognized in the first six months of 2008 to write-down the carrying value of our auction rate securities to their estimated fair value and higher net foreign currency exchange losses of $0.9 million resulting from the continued decline in the value of the U.S. dollar.
Provision for Income Taxes
     During the first six months of 2008, substantially all of our U.S. subsidiaries generated taxable losses and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. However, certain of our controlled foreign corporations generated taxable income as a result of cost sharing and transfer pricing arrangements with our U.S. subsidiaries in relation to research and development expenses incurred. Our effective income tax rate for the second quarter of 2008 was 0.4%, resulting in a $0.7 million income tax provision on our pre-tax loss of $178.8 million. The income tax provision consists of $0.5 million of income taxes related to our controlled foreign corporations and $0.2 million for foreign withholding tax on royalty payments received from certain PacketVideo customers.
     The income tax provision for the first six months of 2007 consists of $0.1 million of income taxes related to our controlled foreign corporations and the remainder is due to foreign withholding tax on accrued interest on intercompany debt between one of our U.S. subsidiaries and a German subsidiary and royalty payments received from certain PacketVideo customers.
Minority Interest
     Minority interest for the first six months of 2007 represents the minority shareholder’s proportionate share of the net equity in our consolidated subsidiary, Inquam Broadband Holding Ltd. We acquired the remaining interest in Inquam Broadband Holding Ltd. in October 2007.
Segment Results
     Our businesses are organized into four reportable business segments on the basis of products, services and strategic initiatives: Semiconductor, Multimedia, Networks and Strategic Initiatives. Results for our reportable operating segments during the second quarters and first six months of 2008 and 2007 are as follows:

				Strategic
(in millions)	Semi-conductor	Multimedia	Networks	Initiatives	Other or Unallocated	Consolidated
For the Three Months Ended:
June 28, 2008
Revenues from external customers	$—	$16.6	$14.1	$1.1	$—	$31.8
Loss from operations	(19.5)	(1.4)	(31.0)	(8.3)	(5.5)	(65.7)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	0.7	1.5	5.2	3.9	1.1	12.4
Asset impairment charge	—	—	2.2	—	—	2.2
June 30, 2007
Revenues from external customers	$—	$7.8	$5.0	$—	$—	$12.8
Loss from operations	(16.0)	(7.0)	(25.6)	(3.0)	(7.9)	(59.5)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	0.2	1.2	3.0	1.6	0.8	6.8
For the Six Months Ended:
June 28, 2008
Revenues from external customers	$—	$31.1	$24.5	$2.1	$—	$57.8
Loss from operations	(40.7)	(5.4)	(71.0)	(15.0)	(13.1)	(145.2)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1.2	3.1	11.1	7.5	2.1	25.0
Asset impairment charge	—	—	2.2	—	—	2.2
June 30, 2007
Revenues from external customers	$—	$15.5	$5.1	$—	$—	$20.6
Loss from operations	(28.4)	(13.4)	(38.1)	(5.3)	(15.3)	(100.5)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	0.4	2.3	4.1	3.0	1.5	11.3
Purchased in-process research and development costs	—	0.9	—	—	—	0.9
Semiconductor
     Loss from operations for the Semiconductor segment increased $3.5 million and $12.3 million during the second quarter and first six months of 2008, respectively. The increase in loss from operations during the second quarter and first six months of 2008 was primarily due to the expansion of the engineering development organization and development activities in our Semiconductor segment relating to the pre-commercialization of our WiMAX and LTE baseband chipsets, multi-band Radio Frequency Integrated Circuits and TDtv Application Specific Integrated Circuits and the establishment of a sales and marketing organization in the third quarter of 2007 in preparation for the anticipated commercialization of our chipsets and integrated circuits.
Multimedia
     Revenues for the Multimedia segment increased $8.8 million and $15.6 million during the second quarter and first six months of 2008, respectively. The increase in Multimedia segment revenues during the second quarter and first six months of 2008 resulted primarily from unit sales growth and market penetration of mobile subscriber services by our customer base, which includes wireless carriers and mobile phone and wireless device manufacturers.
     Loss from operations for the Multimedia segment decreased $5.6 million and $8.0 million during the second quarter and first six months of 2008, respectively. The decrease in loss from operations during the second quarter and first six months of 2008 was primarily attributable to the increase in revenues recognized by our Multimedia segment of $8.8 million and $15.6 million, respectively, of which the $4.6 million and $9.6 million, respectively, relates to increased royalty revenues which have minimal associated costs.
Networks
     Revenues for the Networks segment increased $9.1 million and $19.4 million during the second quarter and first six months of 2008, respectively. The increase in Networks segment revenues during the second quarter and first six months of 2008 primarily reflects a full quarter and six months of revenues from our IPWireless subsidiary, acquired in May 2007.
     Loss from operations for the Networks segment increased $5.4 million and $32.9 million during the second quarter and first six months of 2008, respectively. The increase in loss from operations during the second quarter and first six months of 2008 primarily reflects a full quarter and six months of costs from our IPWireless subsidiary, acquired in May 2007, the establishment of a Latin America sales and marketing organization in the third quarter of 2007 and the asset impairment charge of $2.2 million related to the implementation of our plan to sell our office building in Nevada.
Strategic Initiatives
     Revenues for the Strategic Initiatives segment for the second quarter and first six months of 2008 were $1.1 million and $2.1 million, respectively. No revenues were reported in the Strategic Initiatives segment in the second quarter and first six months of 2007. Strategic Initiatives segment revenues recognized in 2008 represent customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary, acquired in July 2007.
     Loss from operations for the Strategic Initiatives segment increased $5.3 million and $9.7 million during the second quarter and first six months of 2008, respectively. The increase in loss from operations during the second quarter and first six months of 2008 was primarily attributable to increases in amortization of wireless spectrum licenses of $1.0 million and $1.8 million, respectively, resulting from additional wireless spectrum licenses acquired in North America and Europe during 2007 and our acquisition of WiMax Telecom in July 2007.
Other or Unallocated
     The loss from operations classified as Other or Unallocated decreased $2.4 million and $2.2 million during the second quarter and first six months of 2008, respectively. The decrease in loss from operations during the second quarter and first six months of 2008 was primarily attributable to an increased amount of corporate and administrative expenses being allocated to the operating segments primarily as a result of the acquisitions in 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Since the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008, several factors have negatively impacted our current and future potential sources of funding. These factors include adverse worldwide economic conditions, which we believe have adversely affected manufacturers of telecommunications equipment and technology, which has caused our NextWave Network Products group to experience lower than projected contract bookings and sales. We believe these conditions have also led to a delay in global WiMAX network deployments that will continue to impact the timing and volume of projected commercial sales of our WiMAX semiconductor products. In addition, our efforts to sell certain of our U.S. spectrum assets on favorable terms have been impacted by current market conditions, as well as regulatory and other market activities involving potential buyers.
     We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Notes in July 2006 and the net proceeds of $351.1 million from our issuance of Series A Preferred Stock in March 2007. Our total unrestricted cash, cash equivalents and marketable securities at June 28, 2008 totaled $67.3 million.

     The following table presents our working capital (deficit), and our cash, cash equivalents and marketable securities balances:

					Decrease
			Decrease		for the
			for the		Six Months
	June 28,	March 29,	Three Months Ended	December 29,	Ended
(in millions)	2008	2008	June 28, 2008	2007	June 28, 2008
Working capital (deficit)	$(14.2)	$36.8	$(51.0)	$56.1	$(70.3)

Cash and cash equivalents	$40.8	$59.4	$(18.6)	$53.0	$(12.2)
Marketable securities	25.9	28.2	(2.3)	113.7	(87.8)

Total cash, cash equivalents and marketable securities	$66.7	$87.6	$(20.9)	$166.7	$(100.0)

Uses of Cash, Cash Equivalents and Marketable Securities
     The following table presents our utilization of cash, cash equivalents and marketable securities:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(in millions)	2008	2007	2008	2007
Beginning cash, cash equivalents and marketable securities	$87.6	$453.9	$166.7	$200.7
Cash released from restricted cash account securing long-term obligations	50.0	—	75.0	—
Proceeds from the issuance of Series A Senior Convertible Preferred Stock, net of issuance costs	—	—	—	351.1
Cash paid for business combinations, net of cash acquired	(0.6)	(29.2)	(5.1)	(59.4)
Cash paid for acquisition of wireless spectrum licenses and subsequent lease obligations	(5.1)	(6.3)	(9.3)	(36.9)
Cash used in operations	(65.3)	(47.0)	(147.5)	(82.7)
Purchases of property and equipment	(2.0)	(12.4)	(10.2)	(14.2)
Cash advances to our equity method investee	—	—	(0.5)	—
Other, net	2.4	(2.8)	(2.4)	(2.4)

Ending cash, cash equivalents and marketable securities	$66.7	$356.2	$66.7	$356.2

     The decrease in cash, cash equivalents and marketable securities of $20.9 million during the second quarter of 2008 is primarily due to $5.1 million in cash paid for wireless spectrum licenses and subsequent lease obligations, including cash paid to acquire Southam Chile, cash used in operations of $65.3 million and purchases of property and equipment of $2.0 million, partially offset by the release of $50.0 million from the restricted cash account securing the Notes.
     The decrease in cash, cash equivalents and investments of $97.7 million during the second quarter of 2007 is due to $29.2 million paid for business combinations, primarily in our acquisition of IPWireless in May 2007, $6.3 million paid for wireless spectrum licenses and subsequent lease obligations, cash used in operations of $47.0 million and $12.4 million in cash paid for capital expenditures.
     The decrease in cash, cash equivalents and marketable securities of $100.0 million during the first six months of 2008 is primarily due to $5.1 million in cash paid as additional purchase consideration for our 2007 acquisition of IPWireless , $9.3 million in cash paid for wireless spectrum licenses and subsequent lease obligations, including cash paid to acquire Southam Chile, cash used in operations of $147.5 million and purchases of property and equipment of $10.2 million, partially offset by the release of $75.0 million from the restricted cash account securing the Notes.
     The increase in cash, cash equivalents and investments of $155.5 million during the first six months of 2007 is due to the net proceeds of $351.1 million from the issuance of 355,000 shares of our Series A Preferred Stock in March 2007, offset by $59.4 million paid for business combinations, $36.9 million paid for wireless spectrum licenses and subsequent lease obligations, cash used in operating activities of $82.7 million and $14.2 million in cash paid for capital expenditures.
Significant Investing Activities During the First Six Months of 2008
     Significant investing activities during the first six months of 2008 included the following:

•	We paid $50.0 million of additional purchase consideration to the selling shareholders of IPWireless as a result of the achievement of certain product shipment milestones in 2007 as specified in the acquisition agreement. Of the amount paid, $4.4 million was paid in cash and $45.6 million was paid through the issuance of approximately 9.0 million net shares of our common stock.

•	As a result of the receipt of final approval from the FCC, we acquired wireless spectrum licenses for initial cash payments and future lease obligations totaling $28.0 million, of which $20.0 million was paid in 2007. The lease agreements have a maximum term of 30 years, including renewals, and will require monthly and annual payments aggregating $8.0 million over the initial terms of the leases.

•	In April 2008, we acquired all of the outstanding equity interests of Southam Chile for cash, including closing costs, totaling $4.8 million, assumed liabilities of $3.7 million and additional cash payments of up to $1.7 million upon the occurrence of certain specified events prior to the third anniversary of the acquisition date.

•	In February 2008, we executed a loan agreement with Hughes Systique Corporation (“Hughes Systique”), our equity method investee, for 6% senior secured convertible notes, whereby we committed to make available to Hughes Systique up to $1.5 million through February 2011. All principal and interest is due three years from the date of the advance. At the maturity date or upon a default event, we have the option to convert any unpaid amounts into shares of preferred stock of Hughes Systique. To date, we advanced $0.5 million to Hughes Systique.

•	Capital expenditures totaling $10.2 million, which were primarily related to the acquisition of network base stations by our WiMax Telecom subsidiary in preparation for the build-out of a WiMAX network in Croatia in 2008, the purchase of additional testing and engineering equipment by our Semiconductor segment and capitalized costs related to the implementation of our enterprise resource planning system at certain of our subsidiaries acquired in 2007.
Significant Financing Activities During the First Six Months of 2008
     During the first six months of 2008, under the terms of the amended purchase agreement for the Notes, we withdrew the full amount of the $75.0 million cash reserve account established as collateral for the Notes for use in funding our business plan. In order to complete the withdrawal from the cash reserve account, we paid consent fees totaling $10.5 million during the first six months of 2008. The amended purchase agreement requires that we restore the balance in the cash reserve account to a balance of at least $75.0 million on or before June 30, 2009.
Looking Forward
     We anticipate that our business, other than our Multimedia segment, will require further substantial investment before our revenues are sufficient to fund our expenses and generate earnings:
•	Our wireless broadband products, services and technologies, which are in the Semiconductor segment, are in the pre-commercialization stage of development and will require a substantial investment before they may become commercially viable. Although we currently anticipate that our second generation WiMAX Semiconductor technologies designed for high volume commercial production will initially be available in the first half of 2009, we are currently unable to project when our chipsets, network components and related technology licensing agreements based on WiMAX and Wi-Fi technologies will be commercially deployed.

•	GO Networks, acquired in February 2007, which is in the Networks segment, develops high-performance mobile Wi-Fi products and services for commercial and municipal service providers. GO Networks will continue to require working capital funding through at least 2008 to invest in establishing worldwide sales and distribution channels, along with high volume manufacturing capabilities and related administrative and information technology products and services to support anticipated unit volume growth.

•	IPWireless, acquired in May 2007, which is in the Networks segment, is a leading supplier of TD-CDMA based mobile broadband network equipment and subscriber terminals. IPWireless will continue to require working capital funding through at least 2008 to invest in augmenting sales and distribution channels, and capital equipment and research and development with respect to the commercialization of TDtv, WiMAX and additional public safety products.

•	Inquam Broadband and WiMax Telecom, which are in the Strategic Initiatives segment, are strategic investments in European wireless spectrum and wireless broadband network operations. Inquam Broadband and WiMax Telecom will require further investment in order to complete the build-out of wireless broadband network operations and we are presently exploring alternative plans for these investments in order to mitigate future capital requirements.

•	An additional $1.6 million of accrued additional purchase consideration earned in 2007 in relation to our acquisition of IPWireless is anticipated to be paid during fiscal 2008. Of the amount earned, approximately $0.4 million is payable in cash or shares of our common stock at the election of the representative of the IPWireless shareholders and the remaining $1.2 million is payable in cash or shares of our common stock at our election.

•	Additional purchase consideration of up to $77.5 million may be paid to the selling shareholders of IPWireless subject to the achievement of certain product shipment milestones in 2008 and 2009 as specified in the acquisition agreement, with potential payments of up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to $56.3 million of such additional consideration will be payable in cash or shares of common stock at our election, up to $18.7 million of such amounts will be payable in cash or shares of common stock at the election of the representative of IPWireless shareholders and up to $2.5 million is required to be paid in cash.
     Our unrestricted cash, cash equivalents and marketable securities at June 28, 2008 totaled $66.7 million, of which $25.9 million consist of auction rate securities. We believe our existing cash and cash equivalents, the $4.9 million received in July 2008 from the settlement of our escrow claim related to our acquisition of IPWireless, Inc (Note 9), and the $21.5 million received in August 2008 from a collateralized borrowing against our auction rate securities (Note 15) will be sufficient to meet our estimated working capital requirements into September 2008. If we do not obtain further financing, we would not be able to meet our financial obligations in the fourth quarter in 2008.
     In order to meet our estimated working capital requirements thru June 2009, we are in the process of obtaining additional financing and implementing certain cost reduction activities as follows:
•	We have executed a binding term sheet for the issuance of junior convertible preferred stock in the amount of $100.0 million to a limited number of existing shareholders subject only to reaching agreement on an operating budget, execution and delivery of definitive agreements and company corporate approval. The securities will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The issuance of the preferred stock remains subject to the execution of definitive agreements and corporate approvals. Our objective is to consummate the funding for the junior preferred stock transaction in September 2008. There can be no assurance at this time that we will successfully complete such financing.

•	We are also exploring the possibility of obtaining second lien debt financing of up to $100.0 million. Any second lien indebtedness could require significantly higher interest rates than our existing financing and could contain other restrictions on the use of proceeds and our operational flexibility. The availability of the second lien indebtedness would be contingent upon the successful closing of the junior preferred stock financing. There can be no assurance at this time that we will be able to access or successfully complete such second lien debt financing.

•	We are continuing to pursue the sale of our domestic wireless spectrum holdings. We have retained Deutsche Bank and UBS Investment Bank to explore the sale of certain our domestic wireless spectrum holdings, and Canaccord Adams to explore the sale of our Canadian wireless spectrum holdings. In July 2008, we entered into agreements to sell certain of our AWS spectrum holdings for cash payments aggregating $150.1 million, subject to regulatory approval. We anticipate that the sale of the AWS spectrum will close in the fourth quarter of 2008. However, the initial $75 million of proceeds from the July 2008 sale is required to be used to replenish the $75.0 million cash reserve account reserved as collateral for the Notes. All proceeds received from spectrum sales are required to be utilized to redeem the Notes at a premium of 105% of the $350.0 million of principal amount if such redemption occurs prior to July 2009 and a premium of 102% of the principal amount if such redemption occurs subsequent to July 2009. Additionally, if we were to consummate a sale of our spectrum holdings for net proceeds exceeding $500.0 million and holders of more than 25% of our Series A Preferred Stock object to the sale, we must offer to redeem the outstanding shares of our Series A Preferred Stock.

Accordingly, the proceeds from the sale of our wireless spectrum holdings in excess of the amounts required to redeem the Notes will be available to fund our working capital requirements to the extent net proceeds of our assets do not exceed $500 million. Any sales of wireless spectrum are subject to regulatory approval and accordingly the proceeds from the sales may not be available to us until several months after a sale has been consummated. There can be no assurance that a sale of our spectrum will be approved or will generate sufficient cash proceeds such that they would be available to fund our working capital requirements.

•	A working capital line of credit collateralized by our accounts receivable from certain significant global wireless operators and wireless network integrators. There can be no assurance that this line of credit will be available on acceptable terms, if at all.

•	The sale of our office building in Nevada. We are actively marketing this property through a national brokerage firm. There can be no assurance that a buyer will be located or an acceptable offer on this property will be received.

•	In July 2008, we commenced the implementation of various actions, which, among other things, will result in the reduction in our worldwide workforce by approximately 132 employees and the consolidation of certain engineering and development activities at our facility in the United Kingdom. The workforce reduction was primarily concentrated in our Networks segment. Our business plan contemplates further work force reductions as transition activities are completed.
     If we are unable to successfully obtain cash through the sources described above, we may also obtain access to cash through third party investment in certain of our business units and the sale of other assets and equity securities. The sale of equity securities could result in additional dilution to our stockholders. There can be no assurances that an investor or buyer will be located or that an acceptable offer for investment or sale of assets will be received. There can be no assurance that any additional debt or equity financing will be available on acceptable terms, if at all.
     If we are not able to raise the amounts associated with the junior preferred stock, additional debt financing or the through the sale of the spectrum assets greater than amounts required to repay indebtedness and preferred stock, or do not achieve our planned operating results, we plan to significantly modify our business model to reduce our spending beyond the cost reduction activities described above. These modifications could result in an impairment of our assets or the incurrence of additional liabilities which cannot be determined at this point in time. Additionally, if as a result of modifications to our business model, we may be unable to develop or enhance our products or services, and take advantage of business opportunities or respond to competitive pressures. Any of the above actions could harm our business and could have a material adverse effect on our ability to achieve our intended business objectives.
     If we successfully obtain financing, we will continue to seek buyers for our U.S. spectrum assets as previously disclosed, and will explore additional options for further cost reductions.
     Our long term operating success will depend on our ability to develop, introduce and market enhancements to our existing products and services, to introduce new products and services in a timely manner, which meet customer requirements and to respond to competitive pressures and technological advances. In order for us to achieve positive operating results and positive cash flows, we will need to achieve a substantial increase in the level of revenues and achieve sufficient gross margins to cover our ongoing operating expenses and debt service costs. Notwithstanding the planned cost reductions, we will need to secure significant additional capital to implement changes to, or expansions of, our business plan and to continue to fund our research and development activities and our operating losses until we become cash flow positive.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. Our accounting policies are described in more detail in Note 1 to our consolidated financial statements included in our Form 10-K for the year ended December 29, 2007, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2008.
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
     At December 29, 2007, we determined the fair value of our auction rate securities using quoted market prices for identical assets (Level 1 inputs). However, at June 28, 2008, our auction rate securities were not actively trading due to the deterioration of overall market conditions and recent weakness in the auction rate securities market. Accordingly, at June 28, 2008, we estimated the fair value of our auction rate securities using the discounted cash flow method (Level 3 inputs), which represents a change in the methodology used to determine fair value since our initial adoption of SFAS No. 157. The discounted cash flow method determines fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities utilized two significant unobservable inputs: a discount rate which represents an estimate market rate of return and an estimated period until sale and/or successful auction of the security. A one year change in the estimated period until sale and/or successful auction of the security or a one percent change in the market rate of return would not result in a material change in the estimated fair value. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty.
     At June 28, 2008, we estimated the fair value of certain of our auction rate securities using the discounted cash flow model with an estimated period until recovery of 5 years and determined that the fair value of our auction rate securities had declined by $1.4 million. Considering our inability to sell our remaining auction rate securities at auction, the deterioration of overall market conditions and our near-term liquidity needs, we concluded that the decline in the fair value of the auction rate securities was other-than-temporary and, accordingly, we wrote-down our auction rate securities to their estimated fair value and recognized an other-than-temporary impairment loss of $1.4 million during the six months ended June 28, 2008, which is included in other income (expense), net, in the accompanying consolidated statement of operations.
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
     Our unrestricted and restricted cash, cash equivalents and marketable securities at June 28, 2008 aggregated $71.1 million, and include highly liquid commercial paper, certificates of deposit and money market funds as well as auction rate securities. Generally, these securities are not subject to significant interest rate risk due to their highly liquid nature. Accordingly, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.
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
Other Market Risk
     At June 28, 2008, we hold auction rate securities with an aggregate carrying value of $25.9 million. In order to fund our ongoing operations, we have directed our investment portfolio managers to liquidate our auction rate securities and reinvest in more liquid, less risky investments. However, due to weakness in the auction markets, we have been unable to liquidate our remaining auction rate securities and these securities are subject to declines in fair value as a result of their current illiquidity
Item 4. Controls and Procedures
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
Changes in Internal Control over Financial Reporting

     We are in the process of evaluating the internal control structures of our recently acquired subsidiaries SDC Secure Digital Container AG, acquired in January 2007, GO Networks, Inc., acquired in February 2007, IPWireless, Inc., acquired in May 2007, WiMax Telecom AG, acquired in July 2007, Digital World Services AG, acquired in September 2007, and Websky Argentina SA, acquired in October 2007, and integrating these acquired entities into our existing internal control structure. In some cases, we anticipate that the internal controls of certain recently-acquired subsidiaries, formerly private companies not subject to the Sarbanes-Oxley Act, will need to be improved to avoid deficiencies that could rise to the level of one or more material weaknesses in internal control over financial reporting once our evaluation of controls is completed. In certain cases, we have begun to implement internal controls improvements at our subsidiaries to address deficiencies that have been identified.
     As previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2008, in connection with our financial statement close process and our acquisition integration efforts, we identified several control deficiencies at one of the acquired companies. Specifically, there were deficiencies in information technology general controls and the availability of a sufficiently trained workforce in the accounting organization. Ernst & Young LLP, in connection with their financial statement audit for the year ended December 29, 2007, also identified control deficiencies in the revenue recognition and financial statement close processes at this same acquired company. During the six months ended June 28, 2008, we identified several control deficiencies at another of the acquired companies, relating to the availability of a sufficiently trained workforce in the accounting organization, and we anticipate that we may identify additional control deficiencies at our acquired subsidiaries as we work to complete our analysis of internal controls. While the deficiencies identified to date have not resulted in the inability of our CEO and CFO to certify as to the effectiveness of our disclosure controls and procedures, these deficiencies could rise to the level of one or more material weaknesses in internal control over financial reporting once the evaluation of these controls has been completed. We are in the process of implementing a number of measures to remedy identified deficiencies at our acquired subsidiaries, including the implementation of our accounting and enterprise resource planning system. We believe the new controls and procedures will address the deficiencies identified. The evaluation of these controls is expected to be completed subsequent to the date of this report and will be included in our report on internal control over financial reporting for the year ending December 27, 2008. We plan to continue to monitor the effectiveness of acquired company controls, including the operating effectiveness of the newly implemented measures and plan to take further action, as appropriate.
     Except as described above, there have been no changes in our internal control over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     We are currently involved in certain legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. We have not recorded any accrual for contingent liability associated with our current legal proceedings based on our belief that a liability, while possible, is not probable.
     We were notified on July 11, 2008 that the former stockholders of GO Networks have filed a demand for arbitration in connection with a dispute arising under the Agreement and Plan of Merger, dated December 31, 2006 (the “GO Merger Agreement”) by and among GO Acquisition Corp., GO Networks, Nechemia J. Peres (the “Stockholder Representative”) and us. In his demand, the Stockholder Representative has claimed that we owe compensation to the former stockholders of GO Networks on the basis of GO Networks purportedly having partially achieved the first milestone under the GO Merger Agreement. The Stockholder Representative seeks damages of $10.44 million. We dispute that the first milestone has been met. The dispute will be administered and heard in accordance with the procedures set forth by the International Centre for Dispute Resolution, a division of the American Arbitration Association, with certain conferences and responses scheduled for August 2008.
ITEM 1A. Risk Factors
     Our business involves a high degree of risk. You should carefully consider the following risks together with all of the other information contained in or incorporated by reference into this registration statement before making a future investment decision with respect to our securities. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially adversely affected, and the value of our securities could decline.
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
     Our business and operations have expanded rapidly since the completion of our reorganization in April 2005. For example, from April 13, 2005 through June 28, 2008, the number of our employees increased from 50 to 1,185 as a result of organic growth and acquisitions. In addition to various immaterial acquisitions in 2007 and 2006, we acquired WiMax Telecom AG in December 2007 (following our purchase of a majority-owned share in July 2007), Websky Argentina S.A. in October 2007, IPWireless, Inc. in May 2007, GO Networks, Inc. in February 2007, SDC Secure Digital Container AG (“SDC”) in January 2007, CYGNUS Communications, Inc. in February 2006 and PacketVideo Corporation in July 2005.
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
     In an effort to reduce our future working capital requirements, in July 2008 we commenced the implementation of various actions which, among other things, will result in the reduction in our worldwide workforce by approximately 132 employees and the consolidation of certain engineering and development activities at our facility in the United Kingdom. The reduction-in-force was primarily concentrated in our Networks segment. We anticipate further cost reductions during the remainder of fiscal year 2008 as transition activities are completed.
     We have recently acquired private companies that were not subject to Sarbanes-Oxley regulations and, therefore, they may lack the internal controls of a public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.
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
     We continue to evaluate and integrate these acquired entities into our existing internal control structure. In some cases, we anticipate that the internal controls of certain recently-acquired subsidiaries will need to be improved to avoid deficiencies that could rise to the level of one or more material weaknesses in internal control over financial reporting once our evaluation of controls is completed. As previously disclosed, in connection with our financial statement close process for the fiscal year ended December 29, 2007 and our acquisition integration efforts, we identified several control deficiencies at a company we acquired in 2007 whose operations are primarily foreign. Specifically, there were deficiencies in information technology general controls and the availability of a sufficiently trained workforce in the accounting organization. Ernst & Young LLP, in connection with their financial statement audit for the year ended December 29, 2007, also identified control deficiencies in the revenue recognition and financial statement close processes at this same acquired company. Subsequent to our year-end audit process, we identified several control deficiencies at another of the acquired companies, relating to the availability of a sufficiently trained workforce in the accounting organization, and we anticipate that we may identify additional control deficiencies at our acquired subsidiaries as we work to complete our analysis of internal controls.
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
     If we do not obtain additional financing we will be unable to meet our financial obligations at the beginning of the fourth quarter of 2008, will not be able to continue operations in the normal course of business and may be forced to restructure our obligations.

     Since the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008, several factors have negatively impacted our current and future potential sources of funding. These factors include adverse worldwide economic conditions, which we believe have adversely affected manufacturers of telecommunications equipment and technology, which has caused our NextWave Network Products group to experience lower than projected contract bookings and sales. We believe these conditions have also led to a delay on global WiMAX network deployments that will continue to impact the timing and volume of projected commercial sales of our WiMAX semiconductor products. In addition, our efforts to sell certain of our U.S. spectrum assets on favorable terms have been impacted by current market conditions, as well as regulatory and other market activities involving buyers.
     Our unrestricted cash, cash equivalents and marketable securities at June 28, 2008 totaled $66.7 million, of which $25.9 million consist of auction rate securities. We believe our existing cash and cash equivalents, the $4.9 million received in July 2008 from the settlement of our escrow claim related to our acquisition of IPWireless, Inc (Note 9), and the $21.5 million received in August 2008 from a collateralized borrowing against our auction rate securities (Note 15) will be sufficient to meet our estimated working capital requirements into September 2008. If we do not obtain further financing, we would not be able to meet our financial obligations in the fourth quarter in 2008.
     In order to meet our estimated working capital requirements thru June 2009, we are in the process of obtaining additional financing and implementing certain cost reduction activities as follows:
•	We have executed a binding term sheet for the issuance of junior convertible preferred stock in the amount of $100.0 million to a limited number of existing shareholders subject only to reaching agreement on an operating budget, execution and delivery of definitive agreements and company corporate approval. The securities will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exepmtion from registration requirements. The issuance of the preferred stock remains subject to the execution of definitive agreements and corporate approvals. Our objective is to consummate the funding for the junior preferred stock transaction in September 2008. There can be no assurance at this time that we will successfully complete such financing.

•	We are also exploring the possibility of obtaining second lien debt financing of up to $100.0 million. Any second lien indebtedness could require significantly higher interest rates than our existing financing and could contain other restrictions on the use of proceeds and our operational flexibility. The availability of the second lien indebtedness would be contingent upon the successful closing of the junior preferred stock financing. There can be no assurance at this time that we will be able to access or successfully complete such second lien debt financing.

•	We are continuing to pursue the sale of our domestic wireless spectrum holdings. We have retained Deutsche Bank and UBS Investment Bank to explore the sale of certain our domestic wireless spectrum holdings, and Canaccord Adams to explore the sale of our Canadian wireless spectrum holdings. In July 2008, we entered into agreements to sell certain of our AWS spectrum holdings for cash payments aggregating $150.1 million, subject to regulatory approval. We anticipate that the sale of the AWS spectrum will close in the fourth quarter of 2008. However, the initial $75 million of proceeds from the July 2008 sale is required to be used to replenish the $75.0 million cash reserve account reserved as collateral for the Notes. All proceeds received from spectrum sales are required to be utilized to redeem the Notes at a premium of 105% of the $350.0 million of principal amount if such redemption occurs prior to July 2009 and a premium of 102% of the principal amount if such redemption occurs subsequent to July 2009. Additionally, if we were to consummate a sale of our spectrum holdings for net proceeds exceeding $500.0 million and holders of more than 25% of our Series A Preferred Stock object to the sale, we must offer to redeem the outstanding shares of our Series A Preferred Stock. Accordingly, the proceeds from the sale of our wireless spectrum holdings in excess of the amounts required to redeem the Notes will be available to fund our working capital requirements to the extent net proceeds of our assets do not exceed $500 million. Any sales of wireless spectrum are subject to regulatory approval and accordingly the proceeds from the sales may not be available to us until several months after a sale has been consummated. There can be no assurance that a sale of our spectrum will be approved or will generate sufficient cash proceeds such that they would be available to fund our working capital requirements.

•	A working capital line of credit collateralized by our accounts receivable from certain significant global wireless operators and wireless network integrators. There can be no assurance that this line of credit will be available on acceptable terms, if at all.

•	The sale of our office building in Nevada. We are actively marketing this property through a national brokerage firm. There can be no assurance that a buyer will be located or an acceptable offer on this property will be received.

•	In July 2008, we commenced the implementation of various actions, which, among other things, will result in the reduction in our worldwide workforce by approximately 132 employees and the consolidation of certain engineering and development activities at our facility in the United Kingdom. The workforce reduction was primarily concentrated in our Networks segment. Our business plan contemplates further work force reductions as transition activities are completed.
     If we are unable to successfully obtain cash through the sources described above, we may also obtain access to cash through third party investment in certain of our business units and the sale of other assets and equity securities. The sale of equity securities could result in additional dilution to our stockholders. There can be no assurances that an investor or buyer will be located or that an acceptable offer for investment or sale of assets will be received. There can be no assurance that any additional debt or equity financing will be available on acceptable terms, if at all.
     If we are not able to raise the amounts associated with the junior preferred stock, additional debt financing or the through the sale of the spectrum assets greater than amounts required to repay indebtedness and preferred stock, or do not achieve our planned operating results, we plan to significantly modify our business model to reduce our spending beyond the cost reduction activities described above. These modifications could result in an impairment of our assets or the incurrence of additional liabilities which cannot be determined at this point in time. Additionally, if as a result of modifications to our business model, we may be unable to develop or enhance our products or services, and take advantage of business opportunities or respond to competitive pressures. Any of the above actions could harm our business and could have a material adverse effect on our ability to achieve our intended business objectives.
     If we successfully obtain financing, we will continue to seek buyers for our U.S. spectrum assets as previously disclosed, and will explore additional options for further cost reductions.
     Our long term operating success will depend on our ability to develop, introduce and market enhancements to our existing products and services, to introduce new products and services in a timely manner, which meet customer requirements and to respond to competitive pressures and technological advances. In order for us to achieve positive operating results and positive cash flows, we will need to achieve a substantial increase in the level of revenues and achieve sufficient gross margins to cover our ongoing operating expenses and debt service costs. Notwithstanding the planned cost reductions, we will need to secure significant additional capital to implement changes to, or expansions of, our business plan and to continue to fund our research and development activities and our operating losses until we become cash flow positive.
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
     Many of our wireless broadband products and technologies are in the early stages of development and will require a substantial investment before they may become commercially viable. While we have announced the initial availability of our first generation WiMAX baseband system-on-a-chip and matched multiband RFIC, these products are not expected to generate significant revenue. We currently anticipate commercial launch of our second generation WiMAX chipset in the the first half of 2009. However, we may not able to meet these timeframes and therefore the commercial deployment of these products could be delayed, which could adversely affect our competitive position as well as our future profitability. In addition, unexpected expenses and delays in development could adversely affect our liquidity. Some of our other planned wireless broadband products and technologies have not been tested, even on a pre-commercial basis. Even if our new products and technologies function when tested, they may not produce sufficient performance and economic benefits to justify full commercial development efforts, or to ultimately attract customers. Failure to achieve high volume sales of our semiconductors and other wireless broadband products and technologies would adversely affect our ability to achieve profitability.
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
     Because mobile WiMAX and 3GPP based technologies such as LTE are emerging wireless technologies that are not fully developed, there is a risk that still unknown persons or companies may assert proprietary rights to the various technology components that will be necessary to operate a WiMAX or LTE-based wireless broadband network.
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
     We operate or hold spectrum through various subsidiaries and joint ventures in Argentina, Austria, Canada, Chile, Croatia, Germany, Norway, Slovakia and Switzerland and have additional operations located in Brazil, Denmark, Finland, France, Germany, India, Israel, Japan, Mexico, Singapore, South Korea, Switzerland and the United Kingdom. We may continue to expand our international operations and potentially enter new international markets through acquisitions, joint ventures and strategic alliances. For example, we recently commenced business operations in Latin America, where a new business unit headquartered in Sao Paulo, Brazil will deliver our mobile broadband and wireless technology solutions to customers throughout the Latin American region.
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
     Our NextWave Network Products and NextWave Mobile Products businesses currently generate revenue but are dependent on a limited number of customers. For the three months ended June 28, 2008, revenues from three customers accounted for 32%, 18% and 12% of our consolidated revenues, respectively. We expect that our Multimedia and Networks segments will continue to generate a significant portion of their revenues through a limited number of mobile phone and device manufacturers, wireless carriers and wireless network integrators for the foreseeable future, although these amounts may vary from period-to-period. If any of these customers terminate their relationships with us, our revenues and results of operations could be materially adversely affected.
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

     Covenants in the indenture governing our 7% Senior Secured Notes, as amended, and the terms of our Redeemable Series A Senior Convertible Preferred Stock impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things;
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
     A breach of any covenants contained in the indenture could result in a default under our 7% Senior Secured Notes. If we are unable to repay or refinance those amounts, the holders of our 7% Senior Secured Notes could proceed against the assets pledged to secure these obligations, which include a substantial portion of our spectrum assets and substantially all of our other assets. In addition, with few exceptions, we will be required to redeem our 7% Senior Secured Notes with the net proceeds of any significant asset sales. We would be required to pay a premium of 105% of the principal amount if such redemption occurred prior to July 2009 and a premium of 102% of the principal amount if such redemption occurred subsequent to July 2009. In addition, if we consummate asset sales with more than $500.0 million in net proceeds, and holders of more than 25% of our Series A Preferred Stock object to the sale, we must offer to redeem our outstanding shares of Redeemable Series A Senior Convertible Preferred Stock to the extent of such proceeds. Accordingly, proceeds from asset sales will not be available for our cash needs or business purposes.
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
     At June 28, 2008, we held auction rate securities with an aggregate carrying value of $25.9 million. In order to fund our ongoing operations, we have directed our investment portfolio managers to liquidate our auction rate securities and reinvest in more liquid, less risky investments. However, due to recent weakness in the auction markets, we have been unable to liquidate our remaining auction rate securities.
     Considering our inability to sell our remaining auction rate securities at auction, the recent deterioration of overall market conditions and our near-term liquidity needs, we concluded that the decline in the fair value of our auction rate securities was other-than-temporary. Accordingly, we wrote-down our auction rate securities to their estimated fair value during the six months ended June 28, 2008 and recognized a charge of $1.4 million, which is included in other income (expense), net, in the accompanying consolidated statement of operations.
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
     If we do not comply with build-out requirements relating to our domestic and international spectrum licenses, such licenses could be subject to forfeiture.
     Certain build-out or “substantial service” requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. In particular, the renewal deadline and the substantial service build-out deadline for our domestic WCS spectrum is July 21, 2010; for our domestic BRS and EBS spectrum, the substantial service build-out deadline is May 1, 2011; and for our domestic AWS spectrum, the substantial service build-out deadline is December 18, 2021. Failure to make the substantial service demonstration domestically, without seeking and obtaining an extension from the FCC, would result in license forfeiture. We also have certain build-out requirements internationally beginning in 2008, and failure to make those service demonstrations could also result in license forfeiture.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Default Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of NextWave was held on May 14, 2008.

(b)	See (c) below.

(c)	PROPOSAL I. The following members of the Board of Directors were elected:

	Total Votes	Total Votes
	FOR	WITHHELD
Jack Rosen	116,160,431	255,374
William J. Jones Ph.D.	116,192,063	223,743
     PROPOSAL II. A proposal to approve the issuance of up to 7.5 million shares of our common stock to the former stockholders of IPWireless, Inc. and participants in the IPWireless Employee Incentive Plan in respect of any future earn-out payments under the merger agreement pursuant to which NextWave acquired IPWireless was approved by 98,616,360 affirmative votes vs. 783,383 negative votes with 56,763 abstentions.
     PROPOSAL III. A proposal to ratify the selection of Ernst and Young LLP as independent registered public accounting firm to audit the consolidated financial statements of NextWave and its subsidiaries for the year ended December 28, 2008 was approved by 116,292,023 affirmative votes vs. 60,902 negative votes with 62,881 abstentions.
     (d) Not applicable.
ITEM 5. Other Information
(a)	On August 7, 2008, NextWave executed a binding term sheet for the issuance of Series B Convertible Preferred Stock, no par value per share, in the amount of $100.0 million. The shares will be issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D thereof. The securities will be convertible into shares of common stock of NextWave at a conversion price based on an average trading price formulation set forth in the term sheet. NextWave’s objective is to consummate the funding for the junior preferred stock transaction in September 2008. There can be no assurance at this time that NextWave will successfully complete such financing. While this additional financing, if obtained, would alleviate NextWave’s near-term working capital deficiencies and provide us with sufficient working capital to continue as a going concern. NextWave anticipates that the financing may include equity conversion features and warrant coverage that may be dilutive to existing stockholders.

The securities issued pursuant to the private placement will not be registered under the U.S. Securities Act of 1933, as amended, and will be issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D thereof, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This information shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

(b)	None.

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George C. Alex.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for George C. Alex.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTWAVE WIRELESS INC. (Registrant)

August 7, 2008	By: /s/ George C. Alex

(Date)	George C. Alex
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George C. Alex.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for George C. Alex.