Form 10-Q
period 2008-09-30
NextWave Wireless Inc.
filed 2008-11-07
CIK 1374993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No (

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( No ☐

As of October 30, 2008, there were approximately 103,091,858 shares of the Registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I. Financial Information
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Unaudited Interim Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II. Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures
Index to Exhibits

U:\65239\0003\15GNK01!.HTM

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	ProForma September 27, 2008 (Note 1)	September 27, 2008	December 29, 2007
ASSETS	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$ 94,966	$ 5,966	$ 47,634
Marketable securities	1,084	1,084	113,684
Restricted cash and marketable securities	60,913	60,913	—
Accounts receivable, net of allowance for doubtful accounts of $203 and $156, at September 27, 2008 and December 29, 2007, respectively	6,473	6,473	6,941
Deferred cost of revenues	2,739	2,739	3,515
Wireless spectrum assets held for sale	141,680	141,680	—
Assets of discontinued operations	44,074	44,074	249,689
Prepaid expenses and other current assets	6,039	6,039	5,536
Total current assets	357,968	268,968	426,999
Restricted cash	—	—	75,000
Wireless spectrum licenses, net	498,257	498,257	633,881
Goodwill	39,509	39,509	40,082
Other intangible assets, net	22,799	22,799	27,247
Property and equipment, net	23,725	23,725	29,773
Other noncurrent assets	18,115	7,115	25,756
Total assets	$ 960,373	$ 860,373	$ 1,258,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 10,606	$ 10,606	$ 6,001
Accrued expenses	30,839	30,839	49,226
Current portion of long-term obligations	205,140	205,140	6,745
Deferred revenue	20,850	20,850	24,696
Accrued restructuring charges	1,851	1,851	—
Liabilities of discontinued operations	65,273	65,273	80,107
Other current liabilities	7,479	7,479	2,121
Total current liabilities	342,038	342,038	168,896
Deferred income tax liabilities	102,744	102,744	103,264
Long-term obligations, net of current portion	643,242	162,054	321,651
Accrued purchase consideration and stock bonuses payable	3,032	3,032	57,903
Other noncurrent liabilities	6,855	6,855	6,273
Total liabilities	1,097,911	616,723	657,987
Commitments and contingencies
Redeemable Series A Senior Convertible Preferred Stock, $0.001 par value; 355 shares authorized; 0, 355 and 355 shares issued and outstanding at pro forma September 27, 2008 (unaudited), September 27, 2008 (unaudited) and December 29, 2007, respectively; liquidation preference of $0, $397,592 and $375,811 at pro forma September 27, 2008 (unaudited), September 27, 2008 (unaudited) and December 29, 2007, respectively	—	393,988	371,986
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 103,092, 103,092 and 92,667 shares issued and outstanding at pro forma September 27, 2008 (unaudited), September 27, 2008 (unaudited) and December 29, 2007, respectively	103	103	93

Additional paid-in-capital	733,880	721,080	686,918
Accumulated other comprehensive income	12,335	12,335	12,836
Accumulated deficit	(883,856)	(883,856)	(471,082)
Total stockholders’ equity (deficit)	(137,538)	(150,338)	228,765
Total liabilities and stockholders’ equity (deficit)	$ 960,373	$ 860,373	$ 1,258,738

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Technology licensing and service revenues	$ 18,207	$ 10,875	$ 51,468	$ 26,381
Operating expenses:
Cost of technology licensing and service revenues	7,246	6,151	21,449	13,649
Engineering, research and development	22,969	20,377	64,882	54,454
Sales and marketing	4,669	3,799	16,694	10,606
General and administrative	20,155	22,040	64,263	55,019
Asset impairment charges	2,244	—	2,244	—
Restructuring charges	3,818	—	3,948	—
Purchased in-process research and development costs	—	—	—	860
Total operating expenses	61,101	52,367	173,480	134,588
Gain on sale of wireless spectrum licenses	19,317	—	19,317	—
Loss from operations	(23,577)	(41,492)	(102,695)	(108,207)
Other income (expense):
Interest income	229	4,813	2,694	12,313
Interest expense	(12,045)	(11,710)	(45,821)	(34,048)
Other income (expense), net	(1,576)	(253)	(2,812)	(70)
Total other expense, net	(13,392)	(7,150)	(45,939)	(21,805)
Loss from continuing operations before provision for income taxes and minority interest	(36,969)	(48,642)	(148,634)	(130,012)
Income tax provision	(144)	(351)	(631)	(752)
Minority interest	—	—	—	1,048
Net loss from continuing operations	(37,113)	(48,993)	(149,265)	(129,716)
Loss from discontinued operations, net of income tax provision of $797, $0, $966 and $0, respectively	(196,187)	(51,859)	(263,509)	(85,796)
Net loss	(233,300)	(100,852)	(412,774)	(215,512)
Less: Preferred stock dividends	(7,397)	(6,862)	(21,782)	(13,814)
Accretion of issuance costs on preferred stock	(75)	(69)	(220)	(139)
Net loss applicable to common shares	$ (240,772)	$ (107,783)	$ (434,776)	$ (229,465)
Net loss per common share – basic and diluted:
Continuing operations, including preferred stock dividends and costs	$ (0.43)	$ (0.60)	$ (1.72)	$ (1.62)
Discontinued operations	(1.90)	(0.56)	(2.64)	(0.97)
Net loss per common share – basic and diluted	$ (2.34)	$ (1.17)	$ (4.35)	$ (2.60)
Weighted average shares used in per share calculation	103,092	92,468	99,851	88,413

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
OPERATING ACTIVITIES
Net loss	$ (412,774)	$ (215,512)
Loss from discontinued operations, net of taxes	(263,509)	(85,796)
Loss from continuing operations	(149,265)	(129,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	14,226	7,548
Depreciation	6,676	4,170
Non-cash share-based compensation	4,129	7,031
Accretion of interest expense	16,776	15,536
Gain on sale of spectrum license	(19,317)	—
Asset impairment charges	2,244	—
Other-than-temporary impairment of marketable securities	2,721	—
In-process research and development	—	860
Minority interest	—	(1,048)
Other non-cash adjustments	450	2,262
Changes in operating assets and liabilities:
Accounts receivable	424	3,815
Deferred cost of revenues	769	(619)
Prepaid expenses and other current assets	(795)	1,303
Other assets	(1,556)	1,993
Accounts payable and accrued liabilities	(4,841)	(3,162)
Deferred revenue	(4,641)	9,150
Other liabilities and deferred credits	3,113	573
Net cash used in operating activities-continuing operations	(128,887)	(80,304)
INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	106,385	19,273
Proceeds from sales of marketable securities	115,671	865,234
Purchases of marketable securities	(112,167)	(905,251)
Cash from sale of wireless spectrum licenses	35,774	—
Cash paid for business combinations, net of cash acquired	(268)	(84,562)
Cash paid for wireless spectrum licenses	(4,864)	(34,607)
Cash paid to acquire property and equipment	(5,779)	(8,616)
Cash advanced to our investee pursuant to convertible note agreement	(500)	—
Other, net	(698)	(500)
Net cash provided by (used in) investing activities-continuing operations	133,554	(149,029)
FINANCING ACTIVITIES
Net cash released from restricted cash account securing long-term obligations	17,763	—
Proceeds from the sale of Series A Senior Convertible Preferred Stock, net of costs to issue	—	351,146
Proceeds from long-term debt	21,463	—
Payments on long-term obligations	(7,453)	(4,052)
Proceeds from the sale of common shares	1,737	2,175
Cash distribution paid to members	—	(2,034)
Net cash provided by financing activities-continuing operations	33,510	347,235
Cash used by discontinued operations:
Net cash used in operating activities-discontinued operations	(74,839)	(68,435)
Net cash used in investing activities-discontinued operations	(5,721)	(9,576)
Net cash used by discontinued operations	(79,560)	(78,011)
Effect of foreign currency exchange rate changes on cash	(135)	—
Net increase (decrease) in cash and cash equivalents	(41,518)	39,891
Cash and cash equivalents, beginning of period	53,050	32,980
Cash and cash equivalents, end of period	11,532	72,871
Less cash and cash equivalents of discontinued operations, end of period	(5,566)	(5,644)
Cash and cash equivalents of continuing operations, end of period	$ 5,966	$ 67,227
Noncash investing and financing activities:
Common stock issued for business acquisitions	$ 36,501	$ 74,522
Common stock issued under stock plans	$ 7,051	$ 2,268
Wireless spectrum licenses acquired with lease obligations	$ 8,636	$ 5,569

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The unaudited consolidated interim financial statements have been prepared by NextWave Wireless Inc. (together with its subsidiaries, “NextWave”, “we”, “our” or “us”) according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments necessary to fairly state our financial position, results of operations and cash flows, including adjustments related to asset impairment write-offs and restructuring-related charges. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 29, 2007, included in our Annual Report on Form 10-K filed with the SEC on March 13, 2008.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. During the nine months ended September 27, 2008 and September 29, 2007, we generated net losses of $412.8 million and $215.5 million, respectively, and have an accumulated deficit of $883.9 million at September 27, 2008. Cash used in operating activities by continuing operations was $128.9 million and $80.3 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.

Our unrestricted cash, cash equivalents and marketable securities at September 27, 2008 totaled $7.1 million, of which $1.1 million consist of auction rate securities that we have been unable to liquidate due to weakness in the auction markets. We had a net working capital deficit of $73.1 million at September 27, 2008.

On October 9, 2008, we issued Senior-Subordinated Secured Second Lien Notes due 2010 (the "Second Lien Notes") in the aggregate principal amount of $105.3 million (Note 17). After payment of transaction-related fees and expenses, we received net proceeds of approximately $89 million to be used solely in connection with our ordinary course business operations and not for any acquisition of assets or businesses or other uses. In related transactions, we entered into amendments to our 7% Senior Secured Notes (“Senior Notes”) due July 17, 2010 in the aggregate principal amount of $350.0 million (Note 4) and issued Third Lien Subordinated Secured Convertible Notes due 2011 (“Exchange Notes”) in an aggregate principal amount of $478.3 million (Note 17) in exchange for all of our outstanding shares of Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) which had a carrying value of $398.6 million at the time of the exchange. These related activities were consummated to satisfy the funding conditions under our Second Lien Notes commitment letter and to facilitate our global restructuring initiative. We did not receive any proceeds from the issuance of the Exchange Notes.

Additionally, in an effort to reduce our future working capital requirements, in the third quarter of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we intend to, among other things, divest our network infrastructure businesses (Note 2), pursue the sale of certain of our other businesses and assets, and complete other cost reduction actions. These initiatives were expanded on October 8, 2008 in connection with our Second Lien Notes financing by our adoption of a six-month operating budget providing for cost savings measures (the “Operating Budget”) , the appointment of an interim Chief Operating Officer and the formation of a Governance Committee of our Board of Directors with responsibilities for monitoring compliance with the Operating Budget and overseeing certain asset management activities contemplated by the Operating Budget.

We believe the completion of the asset divestiture and cost reductions actions contemplated by our Operating Budget our current cash, cash equivalents and marketable securities, projected revenues from our Multimedia segment and the proceeds from the issuance of the Second Lien Notes will allow us to meet our estimated working capital requirements at least through September 2009.

Discontinued Operations

In an effort to reduce our future working capital requirements, in September 2008, we announced our intent to divest our network infrastructure businesses, which comprise our Networks segment, either through sale, dissolution or closure. Our Networks segment includes our GO Networks, IPWireless and Cygnus subsidiaries, and our Global Services and NextWave Network Product Support strategic business units.

Several factors led to our decision to divest our network infrastructure businesses, including adverse worldwide economic conditions, which we believe have adversely affected manufacturers of telecommunications equipment and technology and caused our Networks segment to experience lower than projected contract bookings and revenues. We believe these conditions have also led to a delay in global WiMAX network deployments that will continue to impact the timing and volume of projected commercial sales of our WiMAX semiconductor products.

Pursuant to our global restructuring initiative, we are actively marketing for sale our IPWireless, GO Networks and Cygnus subsidiaries. Additionally, in October 2008, we initiated bankruptcy liquidation proceedings for three of our network infrastructure subsidiaries in Israel, Denmark and Canada which is designed to provide an orderly process for the discontinuance of operations and to advance our divestiture and cost reduction strategy. We will deconsolidate these subsidiaries upon change in control following acceptance of our bankruptcy filings in the fourth quarter of 2008.

We expect to complete the planned divestiture of our Networks segment during the fourth quarter of 2008. In October 2008, we expanded our restructuring initiative in connection with our Second Lien Notes financing through the adoption of the Operating Budget, the appointment of an interim Chief Operating Officer and the formation of a Governance Committee of our Board of Directors with responsibilities for monitoring compliance with the Operating Budget and overseeing certain asset management activities contemplated by the Operating Budget. Accordingly, we expect that additional businesses, including our Semiconductor and WiMax Telecom business units, will be classified as held for sale in the fourth quarter of 2008.

The carrying amounts of the assets and liabilities of the discontinued Networks segment held for sale are as follows:

(in thousands)	September 27, 2008	December 29, 2007
Cash and cash equivalents	$ 5,566	$ 5,416
Accounts receivable, net of allowance for doubtful accounts	4,322	7,847
Inventory	7,182	4,478
Deferred cost of revenues	14,284	24,326
Prepaid expenses and other current assets	2,383	4,363
Property and equipment, net	9,870	14,609
Goodwill	—	130,975
Other intangible assets, net	—	55,141
Other noncurrent assets	467	2,534
Assets of discontinued operations	$ 44,074	$ 249,689
Accounts payable	$ 17,170	$ 19,884
Accrued restructuring charges	655	—
Accrued expenses	22,264	26,043
Deferred revenue	24,351	33,371
Other liabilities	833	809
Liabilities of discontinued operations	$ 65,273	$ 80,107

The results of operations of the discontinued Networks segment are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Hardware revenues	$ 19,987	$ 6,877	$ 44,509	$ 11,949
Operating expenses:
Cost of hardware revenues	21,761	15,885	47,905	24,118
Engineering, research and development	14,958	22,487	58,784	46,606
Sales and marketing	3,592	3,947	15,069	6,425
General and administrative	4,143	3,582	11,009	7,649
Asset impairment charges	167,689	—	169,885	—
Restructuring charges	4,084	—	4,202	—
Purchased in-process research and development costs	—	11,200	—	11,200
Total operating expenses	216,227	57,101	306,854	95,998
Loss from operations	(196,240)	(50,224)	(262,345)	(84,049)
Other income (expense), net	850	(1,635)	(198)	(1,747)
Loss before provision for income taxes and minority interest	(195,390)	(51,859)	(262,543)	(85,796)
Income tax provision	(797)	—	(966)	—
Net loss	$(196,187)	$ (51,859)	$(263,509)	$ (85,796)

Unaudited Pro Forma Balance Sheet

The unaudited pro forma balance sheet as of September 27, 2008 reflects our issuance of the Second Lien Notes in the aggregate principal amount of $105.3 million, the related net cash proceeds thereof totaling approximately $89 million, and our issuance of the Exchange Notes for an aggregate principal amount of $478.3 million in exchange for all of our outstanding shares of our Series A Preferred Stock on October 9, 2008. The pro forma balance sheets also reflect the issuance of warrants to purchase an aggregate of 40 million shares of our common stock at an exercise price of $0.01 per share to the purchasers of the Second Lien Notes with an estimated value of $12.8 million. The unaudited pro forma balance sheet information has been prepared for comparative purposes only. Our analysis of the accounting for issuance of the Exchange Notes and common stock warrants is ongoing and therefore the information presented above may be subject to change upon completion of our analysis.

Fiscal Accounting Periods

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2008 is a 52-week year ending on December 27, 2008 and the first 53-week year will occur in 2009. The three and nine month periods ended September 27, 2008 and September 29, 2007 include 13 and 39 weeks, respectively.

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

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned and majority-owned subsidiaries as of September 27, 2008 and September 29, 2007 and for the three and nine months then ended, respectively. Minority interest for the nine months ended September 29, 2007 represents the minority shareholder’s proportionate share of the net equity in our consolidated subsidiary, Inquam Broadband Holding Ltd. We acquired the remaining interest in Inquam Broadband Holding Ltd in October 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

Strategic Investment

The equity method of accounting is used for our October 2005 investment in the preferred stock of Hughes Systique Corporation (“Hughes Systique”), an early stage software development services company. Our share of the net loss of Hughes Systique is determined by applying the equity method of accounting. Under the equity method, the investor’s share of earnings or losses is determined based on changes in the investor’s claim in the book value of the investee. Additionally, the carrying value of investments accounted for using the equity method of accounting are adjusted downward to reflect any other-than-temporary declines in value. Our share of the net losses of Hughes Systique of $0.1 million and $0.2 million for the three and nine months ended September 27, 2008 and $0.4 million and $1.1 million for the three and nine months ended September 29, 2007, respectively, is included in engineering, research and development expenses in the accompanying consolidated statements of operations. The carrying value of our preferred stock investment in Hughes Systique was $1.3 million and $1.5 million at September 27, 2008 and December 29, 2007, respectively, and is reported in other noncurrent assets in the accompanying condensed consolidated balance sheets.

In February 2008, we executed a loan agreement with Hughes Systique for 6% senior secured convertible notes, whereby we committed to make available to Hughes Systique up to $1.5 million through February 2011. All principal and interest is due three years from the date of the advance. At the maturity date or upon a default event, we have the option to convert any unpaid amounts into shares of preferred stock of Hughes Systique. During the nine months ended September 27, 2008, we advanced $0.5 million to Hughes Systique, which is reported in other noncurrent assets in the accompanying condensed consolidated balance sheets. We received a request for an additional $0.5 million advance from Hughes Systique in September 2008. We are currently in discussions with Hughes Systique to terminate the loan agreement.

Our preferred stock investment in Hughes Systique and the amounts advanced under the loan agreement represent our maximum remaining exposure to a loss.

Revenue Recognition

We have derived revenues from the following sources:

•	Contracts to provide multimedia software products for mobile and home electronic devices and related royalties through our PacketVideo subsidiary;

•

Sales of wireless broadband and mobile broadcast network products and services by our IPWireless and GO Networks subsidiaries, which are included in discontinued operations for all periods presented. The wireless broadband and mobile broadcast network products sold by IPWireless and GO Networks often include embedded software; and

•

Customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary, acquired in 2007 and expected to be divested in the first quarter of 2009 in compliance with our Operating Budget.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities - An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption permitted. We will provide the disclosures required by SFAS No. 161 beginning in our fiscal year 2009 financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability. Any acquisition-related costs are to be expensed instead of capitalized. SFAS No. 141R applies prospectively to our business combinations, if any, for which the acquisition date is on or after December 28, 2008. The impact on our consolidated financial statements from the adoption of SFAS No. 141R in fiscal year 2009 will depend on acquisitions at the time.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF Issue No. 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. Our adoption of EITF Issue No. 07-3 in the first quarter of our 2008 fiscal year did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. We have elected not to adopt SFAS No. 159 for any such instruments for the nine months ended September 27, 2008. We will continue to evaluate the election of this option throughout our 2008 fiscal year.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Our adoption of SFAS 157 in the first quarter of our 2008 fiscal year did not have a significant impact on our consolidated financial statements, although we are now required to provide additional financial statement disclosures. The disclosures required by SFAS No. 157 in the year of adoption are provided in Note 14.

Reclassifications

Certain amounts in the previously reported financial statements have been reclassified to conform to the current period presentation.

2.	Restructuring Activities

In an effort to reduce our future working capital requirements, in the third quarter of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we intend to, among other things, divest our network infrastructure businesses, pursue the sale of certain other of our businesses and assets, and complete other cost reduction actions. In October 2008, we expanded our restructuring initiative in connection with our Second Lien Notes financing through the adoption of the Operating Budget, the appointment of an interim Chief Operating Officer and the formation of a Governance Committee of our Board of Directors with responsibilities for monitoring compliance with the Operating Budget and overseeing certain asset management activities contemplated by the Operating Budget. In connection with the implementation of our global restructuring initiative, in the third quarter of 2008, we terminated 224 employees worldwide and vacated three leased facilities in the United States. We anticipate that the further implementation of our global restructuring initiative as contemplated by the Operating

Budget will result in the termination of an additional approximately 70 employees and vacating additional leased facilities during the fourth quarter of 2008.

The following summarizes the restructuring activity for the nine months ended September 27, 2008 and the related restructuring liabilities:

(in thousands)	Charges to Expense	Cash Payments	Reversal of Deferred Charges	Balance at September 27, 2008
Employee termination costs	$ 5,321	$ (4,215)	$ —	$ 1,106
Lease liabilities and related facility closure costs	2,056	(375)	223	1,904
Other related costs, primarily legal fees	773	(623)	—	150
Total	$ 8,150	$ (5,213)	$ 223	$ 3,160
Accrued restructuring charges:
Current portion-continuing operations				$ 1,851
Noncurrent portion-continuing operations				654
Discontinued operations				655
Total				$ 3,160

3.	Asset Impairment

Goodwill and Indefinite-Lived Intangible Assets

In connection with the implementation of our global restructuring initiative in the third quarter of 2008, we reviewed our goodwill and indefinite-lived intangible assets for impairment and determined that indicators of impairment were present for the goodwill in our Networks segment. Accordingly, in the third quarter of 2008, we performed the two-step goodwill impairment assessment prescribed by SFAS No. 142, Goodwill and Other Intangible Assets. The first step of the goodwill impairment assessment involves determining the fair value of the two reporting units in our Networks segment which include goodwill, IPWireless and Cygnus, to determine if their carrying value exceeds their fair value.

We began actively marketing our Cygnus reporting unit for sale in the third quarter of 2008. Although we participated in preliminary sale and/or licensing discussions involving the Cygnus intellectual property and operations, none of those discussions advanced and our efforts to sell Cygnus were ultimately unsuccessful. As a result, Cygnus was shut down and the remaining employees were terminated in early October 2008. Since we do not anticipate generating significant future cash flows from the divestiture of the Cygnus reporting unit, we have assessed the fair value of the Cygnus reporting unit as nominal.

We began actively marketing our IPWireless reporting unit for sale in the third quarter of 2008 and participated in advanced sale discussions with multiple third parties. We continue to participate in sale discussions with interested parties. The Operating Budget contemplates that we will no longer provide any funding to, or incur liabilities with respect to, IPWireless past the fourth quarter of 2008. Accordingly, if we are unable to finalize a sale of IPWireless during the fourth quarter of 2008, we anticipate shutting down the IPWireless operations and liquidating the assets and liabilities of the IPWireless UK operating entity through a bankruptcy filing. Based on the current sale discussions and our timeline for divesting the IPWireless reporting unit in order to comply with the Operating Budget, we do not anticipate generating significant future cash flows from the divestiture of the IPWireless reporting unit. Accordingly, we have assessed the fair value of the IPWireless reporting unit as nominal.

Based on the analysis, we concluded that the carrying value of the Cygnus and IPWireless reporting units exceeded their fair value.

The second step of the goodwill impairment assessment involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill in order to measure the impairment loss. We will be required to issue our financial statements for the third quarter of 2008 prior to completing the second step of the goodwill impairment test. However, based on the guidance provided by SFAS No. 5, Accounting for Contingencies, we believe that an impairment loss for our Cygnus and IPWireless reporting units is probable and can be reasonably estimated. Accordingly, during the third quarter of 2008, we recognized a goodwill impairment loss of $117.7 million representing our best estimate of the goodwill impairment loss for the Cygnus and IPWireless reporting units. The goodwill impairment loss is reported as an asset impairment charge in discontinued operations.

The asset impairment charge recognized in the third quarter of 2008 may be subject to adjustment upon completion of the second step of the goodwill impairment test which is anticipated to be completed during the fourth quarter of 2008.

Long-Lived Assets

In connection with the implementation of our global restructuring initiative, we reviewed our long-lived assets for impairment and determined that indicators of impairment were present for the long-lived assets in our Networks segment as well as certain other long-lived assets primarily leasehold improvements at vacated leased facilities. Accordingly, based on the guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the third quarter of 2008, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.

Included in the long-lived assets of our Networks segment is an office building we own in Nevada that we are actively marketing for sale through a national brokerage firm. In June 2008, we classified the building as an asset held for sale and ceased depreciating this asset. Additionally, in June 2008, we performed a recoverability assessment of the building and determined that the carrying value of the building exceeded its market value, less costs to sell, based primarily on the current commercial real estate market conditions in the local area. Accordingly, during the second quarter of 2008, we wrote-down the carrying value of the building to its estimated market value, less costs to sell, and recognized an impairment loss of $2.2 million, which is reported as an asset impairment charge in discontinued operations in the nine months ended September 27, 2008.

For the long-lived asset recoverability assessment performed during the third quarter of 2008, the undiscounted cash flows used to estimate the recoverability of the asset carrying values were based on the estimated future net cash flows to be generated from the sale or licensing of the assets. Based on the analysis, we concluded that the carrying value of certain of our long-lived assets was not recoverable. The impaired assets primarily consist of the amortizable purchased intangible assets of IPWireless, GO Networks and Cygnus, our Nevada office building and the equipment contained therein, and leasehold improvements at vacated facilities. Accordingly, during the third quarter of 2008, we recognized an additional impairment loss of $52.3 million, of which $50.1 million is reported as an asset impairment charge in discontinued operations and $2.2 million is reported as an asset impairment charge in continuing operations.

No assurance can be given that the underlying estimates and assumptions utilized in our determination of an asset’s undiscounted future cash flows will materialize as anticipated.

Due to the expansion of our global restructuring initiative through the adoption of our Operating Budget in October 2008, we may incur additional long-lived asset impairment charges in the fourth quarter of 2008.

Other

As a result of the discontinuance of the operations at our GO Networks subsidiary, we determined that the cost of the inventory held by GO Networks is not realizable and exceeds its fair value. Additionally, we wrote-off the remaining deferred cost of revenues of GO Networks since we do not anticipate realizing the associated deferred revenues. Accordingly, as a result of the write-off of the inventory and deferred cost of revenues, we recognized a non-cash charge of $4.8 million in the third quarter of 2008, which is reported in cost of revenues in discontinued operations.

4.	Net Loss Per Common Share Information

Basic and diluted net loss per common share for the three and nine months ended September 27, 2008 and September 29, 2007 is computed by dividing net loss applicable to common shares during the period by the weighted average number of common shares outstanding during the respective periods, without consideration of common stock equivalents.

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Series A Senior Convertible Preferred Stock	35,319	32,763	34,666	22,110
Outstanding stock options	22,139	18,314	21,882	15,524
Common stock warrants	2,436	2,436	2,436	2,522
Contingently issuable shares under advisory contract	833	833	833	833
Restricted stock	151	216	94	212

In addition to the securities listed above, we may be required to issue shares of our common stock in payment of additional purchase consideration due in connection with our 2007 acquisition of IPWireless (Note 9) and in payment of bonuses due under the IPWireless Employee Stock Bonus Plan (Note 12). As the contingencies related to these shares have not yet been met as of September 27, 2008, they have been excluded from the table above.

5.	Comprehensive Loss

Comprehensive loss was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net loss	$ (233,300)	$ (100,852)	$ (412,774)	$ (215,512)
Net unrealized gains on marketable securities	—	131	10	405
Foreign currency translation adjustment	(6,110)	—	(510)	—
Total comprehensive loss	$ (239,410)	$ (100,721)	$ (413,274)	$ (215,107)

6.	Marketable Securities

Marketable securities consist of the following:

(in thousands)	September 27, 2008	December 29, 2007
Auction rate securities	$ 1,084	$ 102,247
Commercial paper	—	9,937
Other	—	1,500
Total portfolio of marketable securities	$ 1,084	$ 113,684

Our auction rate securities consist of five auction rate securities that we have been unable to liquidate via auction due to recent weakness in the auction markets. The auction rate securities that we held at September 27, 2008 are Education Loan Trust (insured by FFELP), Utah State Board of Rgts (insured by FFELP), Indiana Secondary Market Education loans (insured by FFELP), Illinois Student Assist Comm (insured by FFELP), and Kentucky Higher Education (insured by FFELP).

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

Considering our inability to sell our remaining auction rate securities at auction, the deterioration of overall market conditions and our near-term liquidity needs, we concluded that the decline in the fair value of our auction rate securities was other-than-temporary. Accordingly, during the three and nine months ended September 27, 2008, we wrote-down our auction rate securities to their estimated fair value and recognized a loss of $1.3 and $2.7 million, respectively, which is included in other income (expense), net, in the accompanying consolidated statement of operations.

In August 2008, we entered into a non-recourse loan with UBS under which we were advanced $21.5 million, representing 85% of the aggregate principal amount of our auction rate securities portfolio managed by UBS. Under the terms of the collateralized loan agreement, as our auction rate securities are sold, the line of credit will be immediately and automatically repaid using the proceeds from the sale. The line of credit bears interest at the prevailing 30-day LIBOR rate plus 25 basis points, which approximates the interest rate payable to us on our auction rate securities. The collateralized loan of $21.5 million is included in current portion of long-term obligations in the accompanying September 27, 2008 consolidated balance sheet. As 85% of the aggregate principal amount of our auction rate securities portfolio managed by UBS is pledged as collateral against the loan and the proceeds from the sale of the auction rate securities will be used to repay the loan, we have reclassified $21.5 million of our auction rate securities balance to restricted cash in the accompanying September 27, 2008 consolidated balance sheet.

7.	Long-Term Obligations

Included in long-term obligations at September 27, 2008 and December 29, 2007 is $312.8 million and $298.6 million, respectively, related to the Senior Notes in the aggregate principal amount of $350.0 million. In March 2008, we amended the original purchase agreement for the Senior Notes. Under the amended purchase agreement, we were permitted to withdraw up to the full amount of the $75.0 million cash reserve account established as collateral for the Senior Notes for use in funding our business plan, subject to the payment of a consent fee of $3.5 million per $25.0 million withdrawn. During the nine months ended September 27, 2008, we withdrew the full $75.0 million from the cash reserve account. Accordingly, during the nine months ended September 27, 2008, we paid consent fees totaling $10.5 million, which are included in interest expense in the accompanying consolidated statement of operations.

In September 2008, we entered into a second amendment to the purchase agreement for the Senior Notes, which became effective upon the issuance of the Second Lien Notes and resulted in the following modifications to the terms of the Senior Notes:

•	we were permitted to the incur indebtedness pursuant to the Second Lien Notes and Exchange Notes (Note 16);
•

we will be required (i) to enter into binding agreements to effect asset sales generating net proceeds of at least $350 million no later than March 31, 2009, including the $150 million in proceeds from the sales of wireless spectrum licenses consummated in July 2008 (Note 9) and (ii) to consummate such sales no later than six months following execution of such agreements, unless closing is delayed solely due to receipt of pending regulatory approvals. In the event we fail to satisfy the foregoing requirements, an “Asset Sale Default” will occur and additional interest will become payable under the Senior Notes, as described below (but the holders will not have the right to accelerate indebtedness under the Senior Notes);

•	all net proceeds of asset sales will be applied to repayment of the Senior Notes, rather than being retained in a cash reserve account;
•

at least three weeks prior to the beginning of each fiscal quarter subsequent to the issuance of the Second Lien Notes, we must deliver to the holders a budget forecast for the six-consecutive-month period commencing on the first day of such fiscal quarter, each such budget forecast to be consistent with the Operating Budget and in a form reasonably satisfactory to Avenue Capital Management II, L.P. (“Avenue Capital”), and with respect to each such six-month period, we must provide the holders a monthly report, as of the end of each month and within two business days of each month-end, indicating our actual cash balance as compared to the budgeted month-end amount, and verifying that (i) our cash balance has not deviated in a negative amount from the budgeted cash balance by more than 10% for such date (the “Budget Condition”) and (ii) we have maintained at all times a minimum cash balance of at least $15 million (the “Minimum Balance Condition”);

•

(i) failure to satisfy the Minimum Balance Condition shall be an immediate event of default under the Senior Notes, (ii) failure to satisfy the Budget Condition as of any month-end shall result in additional interest becoming payable, as described below, (iii) failure to satisfy the Budget Condition (on a aggregate basis) for two consecutive month-ends shall be an event of default under the Senior Notes; provided, however, if the Named Business Condition (as defined below) is satisfied as of such month-end, the default rate shall continue to accrue but it shall not be an event of default under the Senior Notes until the Budget Condition (on an aggregate basis) continues not to be satisfied for three consecutive month-ends, and (iv) failure to satisfy any part of the Named Business Condition (as defined below) for two consecutive months shall be an event of default under the Senior Notes. “Named Business Condition” means we shall cease to provide cash or any other type of support for or to be liable with respect to, any of certain specified businesses for which our Operating Budget had indicated that such businesses would no longer require any such resources;

•

we and our subsidiaries may not make any investment other than permitted investments, which include, among other things, (i) investments in cash and cash equivalents, (ii) certain investments in securities of trade creditors or customers, (iii) investments in the Second Lien Notes and the Exchange Notes, (iv) certain existing investments, (v) certain advances to our employees and officers, (vi) certain permitted guarantees of indebtedness, (vii) certain ordinary course investments and (viii) investments in us or any subsidiary that is a party to the agreement providing for the issuance of the Second Lien Notes under certain circumstances;

•	additional interest at a rate of 2% per annum to apply if an Asset Sale Default occurs or the Budget Condition is not met; and
•	we are permitted to incur a working capital line of credit of up to $25 million secured solely by accounts receivable and inventory on terms negotiated and approved by our Chief Operating Officer.

Since we are required to redeem the Senior Notes using the proceeds from any assets sales, we classified $177.4 million of the principal balance of the Senior Notes as current portion of long-term obligations in the accompanying September 27, 2008 consolidated balance sheet, which represents the net proceeds from the sale of AWS spectrum which closed in September 2008 included in restricted cash at September 27, 2008 plus the carrying value of our wireless spectrum assets that are classified as held for sale at September 27, 2008.

8.	Wireless Spectrum Licenses

Acquisitions

In April 2008, we acquired all of the outstanding equity interests of Southam Chile SA, a Chilean corporation, and Sociedad Televisora CBC Limitada, a Chilean limited liability company (collectively, “Southam Chile”), for cash of $4.6 million, assumed liabilities of $3.8 million and additional cash payments of up to $1.7 million upon the occurrence of certain specified events prior to the third anniversary of the acquisition date. The assets of these two companies were comprised almost entirely of wireless spectrum licenses and, therefore, the acquisition was accounted for as an asset purchase rather than as the purchase of a business based on guidance under EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The value preliminarily assigned to the wireless spectrum includes the cash purchase price of $4.6 million, closing costs of $0.2 million and $3.8 million in assumed liabilities.

In February 2008, as a result of the receipt of final approval from the Federal Communications Commission (“FCC”), we acquired wireless spectrum licenses located in the San Francisco, California metro area for initial cash payments and future lease obligations totaling $28.1 million. The lease agreements have a maximum term of 30 years, including renewals, and will require monthly and annual payments aggregating $8.0 million over the initial terms of the leases. Amounts paid as deposits for these agreements totaled $20.0 million at December 29, 2007 and were included in other noncurrent assets in the accompanying condensed consolidated balance sheet.

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

We are actively marketing certain of our wireless spectrum holdings for sale and anticipate that certain of our wireless spectrum licenses will be sold within the next twelve months. Accordingly, at September 27, 2008, we classified wireless spectrum holdings with a carrying value of $141.7 million as an asset held for sale in accordance with SFAS No. 144 and we are no longer amortizing these assets. As of September 27, 2008, the aggregate net carrying value of our remaining wireless spectrum license assets that are not considered held for sale was $498.3 million, which includes $102.5 million of deferred tax liabilities determined in accordance with EITF Issue No. 98-11, Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations. Unpaid spectrum lease obligations related to our wireless spectrum holdings aggregated $27.0 million at September 27, 2008.

If we were to consummate a sale of our spectrum holdings, we are required to first use the net proceeds from the sale to redeem the Senior Notes. If no Senior Notes remain outstanding, we will be obligated to redeem our Second Lien Notes and, subsequent to redemption of our Second Lien Notes, our Exchange Notes.

In July 2008, we entered into agreements to sell certain of our Advanced Wireless Services (“AWS”) spectrum licenses in the United States to third parties for aggregate cash payments of $150.1 million, subject to regulatory approval. The aggregate net carrying value of these wireless spectrum licenses at September 27, 2008 was $75.2 million. As the entire amount of spectrum sold was owned assets, there were no unpaid spectrum lease obligations related to these licenses at September 27, 2008.

In September 2008, we completed one of the sales for net proceeds, after deducting direct and incremental costs to sell, of $35.8 million, and recognized a gain on sale of $19.3 million in the third quarter of 2008. The net proceeds from the sale are included in restricted cash in the accompanying September 27, 2008 consolidated balance sheet and were used to redeem the Senior Notes in October 2008 at a redemption price of 105% of the principal amount thereof plus accrued interest. The 5% premium paid upon redemption will be charged to interest expense.

We have received the requisite Federal Communications Commission approval for the remainder of the previously announced sales of our AWS spectrum licenses transactions, which we expect to close in November 2008. We will be obligated to redeem our Senior Notes using the net proceeds of these transactions at a redemption price of 105% of the principal amount thereof plus accrued interest.

Upon closing of the remainder of the previously announced sales of our AWS spectrum licenses, we will realize a significant return on our original investment in these licenses.  However, there can be no assurance that we will realize a similar return upon the sale of our remaining wireless spectrum holdings.  Although we believe that the fair value of our wireless spectrum assets at least approximates the carrying value, the sale price of our wireless spectrum assets will be impacted by, among other things:

•	the FCC’s final resolution of ongoing proceedings regarding interference from satellite digital audio radio services to our WCS spectrum licenses;

•	build out or substantial service requirements attached to our domestic and international spectrum licenses, where a failure to comply with these requirements could result in license forfeiture;

•	timing of closure of potential sales, particular if it is necessary to accelerate the planned sale of certain of our spectrum licenses in order to meet debt payment obligations;

•	worldwide economic conditions which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in global WiMAX network deployments; and

•	availability of capital for prospective spectrum bidders has been negatively impacted by the downturn in the credit and financial markets.
9.	Contingent Purchase Consideration

IPWireless

At December 29, 2007, we accrued $51.6 million in additional purchase consideration payable to the selling shareholders of IPWireless as a result of the achievement of certain product shipment milestones in 2007 as specified in the acquisition agreement. In March 2008, we paid $50.0 million of the total amount accrued, of which $4.4 million was paid in cash and $45.6 million was paid through the issuance of approximately 9.0 million net shares of our common stock. The remaining $1.6 million of accrued additional purchase consideration is anticipated to be paid during fiscal 2008. We have allocated the additional purchase consideration to goodwill.

Additional purchase consideration of up to $77.5 million may be paid to the selling shareholders of IPWireless subject to the achievement of certain product shipment milestones in 2008 and 2009, as specified in the acquisition agreement, with potential payments of up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to $56.3 million of such additional consideration will be payable in cash or shares of common stock at our election, up to $18.7 million of such amounts will be payable in cash or shares of common stock at the election of the representative of IPWireless shareholders and up to $2.5 million is required to be paid in cash. In accordance with SFAS No. 141, Business Combinations, the contingent consideration will be recorded as additional purchase price when the contingency is resolved and the consideration is determinable and becomes issuable. We do not anticipate that these milestones will be achieved and accordingly additional purchase consideration will not be due and payable.

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

GO Networks

As specified in the acquisition agreement, additional purchase consideration of up to $25.7 million may be paid to the selling shareholders of GO Networks in 2008 subject to the achievement of certain milestones, the substantial majority of which is payable in shares of our common stock. We assessed the progress towards the achievement of the milestones and concluded that no additional purchase consideration was due and payable as the milestones had not been achieved. Pursuant to the acquisition agreement, we reported this conclusion to the appointed GO Networks stockholder representative. The GO Networks stockholder representative subsequently filed a demand for arbitration (Note 14).

10.	Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of September 27, 2008.

NextWave Wireless Inc. has irrevocably and unconditionally guaranteed two of the obligations of our GO Networks subsidiary: GO Networks’ loan from Silicon Valley Bank, with a principal balance of $1.9 million as of September 27, 2008, and up to $2.0 million of the amounts due from our GO Networks Ltd. subsidiary in Israel to its contract manufacturer, Flextronics

Ltd. Accordingly, we have included these liabilities in the liabilities of our continuing operations in the accompanying consolidated balance sheets.

11.	Redeemable Series A Senior Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Changes in redeemable convertible preferred stock, shares of common stock and stockholders’ equity (deficit) for the nine months ended September 27, 2008 were as follows:

(in thousands)	Shares of Redeemable Convertible Preferred Stock	Redeemable Convertible Preferred Stock	Shares of Common Stock	Total Stockholders’ Equity (Deficit)
Balance at December 29, 2007	355	$ 371,986	92,667	$ 228,765
Net shares issued as additional purchase consideration in our acquisition of IPWireless	—	—	8,968	36,501
Net shares issued under the IPWireless Stock Bonus Plan	—	—	321	1,920
Shares issued under other stock incentive plans	—	—	1,136	6,868
Share-based compensation expense	—	—	—	10,884
Imputed dividends on Series A Preferred Stock	—	21,782	—	(21,782)
Accretion of issuance costs on Series A Preferred Stock	—	220	—	(220)
Unrealized net gain on marketable securities	—	—	—	10
Foreign currency translation adjustment	—	—	—	(510)
Net loss	—	—	—	(412,774)
Balance at September 27, 2008	355	$ 393,988	103,092	$ (150,338)
Exchange of Series A Preferred Stock for the Exchange Notes (unaudited)	(355)	(393,988)	—	—
Preliminary estimated value of common stock warrants issued in connection with Second Lien Notes (unaudited)	—	—	—	12,800
Unaudited Pro Forma Balance at September 27, 2008	—	$ —	103,092	$ (137,538)

The unaudited pro forma redeemable series A senior convertible preferred stock and stockholders’ equity (deficit) presented above reflects our issuance of the Exchange Notes for an aggregate principal amount of $478.3 million in exchange for all of our outstanding shares of our Series A Preferred Stock on October 9, 2008 and reflects the issuance of warrants to purchase an aggregate of 40 million shares of our common stock at an exercise price of $0.01 per share to the purchasers of the Second Lien Notes with an estimated value of $12.8 million. Our analysis of the accounting for issuance of the Exchange Notes and common stock warrants is ongoing and therefore the information presented above may be subject to change upon completion of our analysis.

12.	Share-Based Payments

Equity Compensation Plans

In May 2007, concurrent with our acquisition of IPWireless, we established the IPWireless Inc. Employee Stock Bonus Plan whereby participants may receive up to an aggregate of $7.0 million, payable in shares of our common stock valued at the time of issuance, upon the achievement of certain product shipment milestones in 2007 through 2009 and the continued employment of the participant. The 2007 milestone under the plan was achieved in full. Accordingly, during the year ended December 29, 2007, we recognized $3.1 million of share-based compensation expense representing the bonus amount earned. In March 2008, we issued 320,698 net shares of our common stock in payment of the bonus. The probability of achievement of the milestones under the plan is reassessed at each reporting date. At September 27, 2008, we assessed the probability of achievement of the 2008 milestone and determined that a stock bonus was probable of payment. Accordingly, during the three and nine months ended September 27, 2008, we recognized $0.5 million and $1.9 million, respectively, of share-based compensation expense representing management’s estimate of the amount anticipated to be earned based on the portion of the earnout period elapsed through September 27, 2008. This amount is included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet.

In February 2007, concurrent with our acquisition of GO Networks, we established the GO Networks Inc. Employee Stock Bonus Plan whereby the participants may receive up to an aggregate of $5.0 million, payable in shares of our common stock valued at the time of issuance, upon the achievement of certain product shipment milestones and the continued employment of the participant and certain designated GO Networks employees. At September 27, 2008, we assessed the progress towards the achievement of the performance conditions and concluded that a stock bonus has not been earned. Accordingly, no stock bonus has been accrued at September 27, 2008.

The following table summarizes stock option activity under our equity compensation plans during the nine months ended September 27, 2008:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share
Outstanding at December 29, 2007	20,842	$ 7.10
Granted	3,514	$ 5.18
Exercised	(346)	$ 5.02
Canceled	(3,062)	$ 6.83
Outstanding at September 27, 2008	20,948	$ 6.85
Exercisable at September 27, 2008	11,727	$ 6.74

At September 27, 2008, 11.8 million shares of our common stock are available for future grants of stock options under our equity compensation plans, excluding the IPWireless and GO Networks stock bonus plans.

Valuation of Share-Based Awards

We utilized the Black-Scholes option-pricing model for estimating the grant-date fair value of share-based awards granted to employees during the nine months ended September 27, 2008 and September 29, 2007, with the following assumptions:

	Nine Months Ended
	September 27, 2008	September 29, 2007
Risk-free interest rate	1.98%-3.47%	4.05%-4.99%
Expected life (in years)	3.5-10.0	3.5-5.5
Stock price volatility	53%	50%
Expected dividend yield	0%	0%
Weighted average grant-date fair value	$ 2.80	$ 3.54
Pre-vesting forfeiture rate	10%	14%

During the three months ended March 29, 2008, we granted options to purchase shares of our common stock to certain employees which cliff vest after 9 years and 360 days. However, vesting of these awards accelerates upon the achievement of certain objectives specified in the individual stock award agreements. Upon the achievement of the specified objective, the awards vest in equal monthly amounts over 48 months from the date of achievement. As of September 27, 2008, we do not believe that the objectives will be achieved and, accordingly, we have determined the fair value of the awards considering an expected award life of 10 years and are recognizing the compensation cost of the award ratably over the 9 year-360 day cliff vest period.

We utilize the Black-Scholes option-pricing model for estimating the fair value of share-based awards granted to non-employees. The fair value of the vested increments of these awards was estimated at the date of vesting and, for the unvested increments, at the respective reporting date, using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	September 27, 2008	September 29, 2007
Risk-free interest rate	3.00%-4.21%	4.12%-5.14%
Contractual term (in years)	7.83-9.92	0.5-9.9
Stock price volatility	53%	50%
Expected dividend yield	0%	0%

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense included in each operating expense line item in our consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Cost of technology licensing and service revenues	$ 134	$ 96	$ 408	$ 124
Engineering, research and development	1,181	552	1,285	2,031
Sales and marketing	238	176	303	381
General and administrative	764	738	2,133	2,227
Discontinued operations	1,329	689	4,564	1,077
Total share-based compensation	$ 3,646	$ 2,251	$ 8,693	$ 5,840

At September 27, 2008, the total unrecognized share-based compensation expense relating to unvested share-based awards granted to employees, net of forfeitures, was $28.3 million, which we anticipate recognizing as a charge against income over a weighted average period of 3.3 years. At September 27, 2008, the total unrecognized share-based compensation expense relating to unvested share-based awards granted to non-employees was $8,000, which we anticipate recognizing as a charge against income over a weighted average period of 1.6 years.

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

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the SFAS No. 157 fair value hierarchy:

Fair Value Measurements at September 27, 2008 Using:
(in thousands)	Carrying Value at September 27, 2008	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents and restricted cash and marketable securities	$ 66,879	$ 45,416	$ —	$ 21,463
Marketable securities	$ 1,084	$ —	$ —	$ 1,084
Value of embedded derivatives on Series A Preferred Stock	$ (1,647)	$ —	$ —	$ (1,647)

Cash, Cash Equivalents and Restricted Cash and Marketable Securities. Included in restricted cash at September 27, 2008 is $21.5 million of auction rate securities that are pledged as collateral against our loan with UBS (Note 6). The determination of the fair value of our auction rate securities is described below under Auction Rate Securities.

Marketable Securities. Our marketable securities have been categorized as available-for-sale and, accordingly, are reported at their fair value. Unrealized gains and losses are reported in accumulated other comprehensive income (loss) in stockholders’ equity, unless the decline in value is deemed to be other-than-temporary, in which case the loss is charged to other income (expense), net.

At December 29, 2007, we determined the fair value of all of our marketable securities using quoted market prices for identical assets (Level 1 inputs). However, at September 27, 2008, our remaining marketable securities, which consist entirely of auction rate securities, were not actively trading due to the deterioration of overall market conditions and recent weakness in the auction rate securities market. Accordingly, at September 27, 2008, we estimated the fair value of our auction rate securities using the discounted cash flow method (Level 3 inputs), which represents a change in the methodology used to determine fair value since our initial adoption of SFAS No. 157. The discounted cash flow method determines fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities utilized two significant unobservable inputs: a discount rate which represents an estimated market rate of return and an estimated period until sale and/or successful auction of the security. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty.

At September 27, 2008, we estimated the fair value of certain of our auction rate securities using the discounted cash flow model with a discount rate of 6.1% and an estimated period until recovery of 5.0 years and determined that the fair value of our auction rate securities had declined by $2.7 million. Considering our inability to sell our remaining auction rate securities at auction, the deterioration of overall market conditions and our near-term liquidity needs, we concluded that the decline in the fair value of the auction rate securities was other-than-temporary and, accordingly, we wrote-down our auction rate securities to their estimated fair value and recognized an other-than-temporary impairment loss of $2.7 million during the nine months ended September 27, 2008, which is included in other income (expense), net, in the accompanying consolidated statement of operations.

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

The embedded derivatives on the Series A Preferred Stock are not traded on a public exchange. Accordingly, we determine the fair value of these derivatives utilizing a binomial lattice pricing model. Certain of the inputs in the model are observable inputs such as the yield rate, risk free rate, credit spread, stock price and stock price volatility. However, the model also utilizes significant inputs related to the occurrence of certain events triggering redemption that are unobservable and are based upon management’s estimates (Level 3 inputs). Upon completion of the exchange of all of the outstanding shares of our Series A Preferred Stock for the Exchange Notes in October 2008, the embedded derivative on the Series A Preferred Stock will be settled.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Level 3 Inputs

(in thousands)	Auction Rate Securities	Value of Embedded Derivatives on Series A Preferred Stock
Balance at December 29, 2007	$ —	$ (969)
Transfers to Level 3	27,263	—
Losses included in net loss	(2,712)	(678)
Purchases, issuances, settlements	(2,004)	—
Balance at September 27, 2008	$ 22,547	$ (1,647)
14.	Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned "Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc., Allen Salmasi, George C. Alex and Frank Cassou, Defendants”, was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suits allege that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys' fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, between November 27, 2006 through August 7, 2008.

On September 24, 2008, a shareholder derivative suit captioned “Kevin Wailes, derivatively on behalf of NextWave Wireless Inc., Plaintiff, v. Allen Salmasi, William J. Jones, James C. Brailean, Frank A. Cassou, Kevin M. Finn, Roy D. Berger, R. Andrew Salony, George C. Alex, Douglas F. Manchester, Jack Rosen, Robert T. Symington, William H. Webster, David B. Needham, and Kenneth Stanwood, Defendants, and NextWave Wireless Inc., Nominal Defendant”, was filed in the Superior Court for the State of California, County of San Diego, on behalf of us against certain of our officers and directors. The suit also names us as a nominal defendant. Based on allegations substantially similar to the federal securities actions, the suit asserts claims for defendants’ alleged violations of state law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code between March 2007 and the present. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation.

We were notified on July 11, 2008 that the former stockholders of GO Networks have filed a demand for arbitration in connection with the February milestone. In his demand, the stockholder representative has claimed that we owe compensation to the former stockholders of GO Networks on the basis of GO Networks purportedly having partially achieved the February milestone under the acquisition agreement. The stockholder representative seeks damages of $10.44 million. We dispute that the February milestone has been met. The dispute will be administered and heard in accordance with procedures set forth by the International Centre for Dispute Resolution, a division of the American Arbitration Association. We submitted our Statement of Defense on August 25, 2008. A three member arbitration panel has been constituted, but the panel has yet to have its initial conference with the parties. We have been informed by the former stockholders that they intend to seek additional damages related to a second milestone, but no formal arbitration demand has been served.

15.	Segment Information

Our business is currently organized in three reportable segments on the basis of products, services and strategic initiatives as follows:

•	Semiconductor - WiMAX baseband chipsets and multi-band Radio Frequency Integrated Circuits.
•	Multimedia - Multimedia software, media content management platforms, and content delivery services delivered through our PacketVideo subsidiary.
•	Strategic Initiatives - Manages our portfolio of licensed wireless spectrum assets, both domestically and internationally.

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

As described in Note 1, in an effort to reduce our future working capital requirements, in September 2008, we announced our intent to divest our network infrastructure businesses, which comprise our Networks segment, either through sale, dissolution or closure. Accordingly, we have classified our entire Networks segment as discontinued operations. Our discontinued Networks segment includes our GO Networks, IPWireless and Cygnus subsidiaries, and our Global Services and NextWave Network Product Support strategic business units.

The financial information by segment presented below does not reconcile to the accompanying consolidated statements of operations for the periods presented due to the allocation of corporate overhead expenses to our discontinued Networks segment in the segment financial information presented below. In accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations, we have not allocated general corporate overhead expenses to discontinued operations in the accompanying consolidated statements of operations. Financial information for our reportable segments is as follows.

(in thousands)	Semi-conductor	Multimedia	Strategic Initiatives	Other or Unallocated	Discontinued Operations	Consolidated
For the Three Months Ended:
September 27, 2008
Revenues from external customers	$ —	$16,875	$ 1,332	$ —	$ —	$ 18,207
Income (loss) from operations	(21,283)	(737)	11,316	(12,873)	—	(23,577)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	667	1,536	3,698	1,074	—	6,975
Asset impairment charges	—	—	—	2,244	—	2,244
Restructuring charges	633	83	—	3,102	—	3,818
Gain on sale of spectrum license	—	—	19,317	—	—	19,317
September 29, 2007
Revenues from external customers	$ —	$ 10,072	$ 803	$ —	$ —	$ 10,875
Loss from operations	(18,501)	(5,648)	(4,859)	(12,484)	—	(41,492)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	332	1,186	2,216	828	—	4,562
For the Nine Months Ended:
September 27, 2008
Revenues from external customers	$ —	$47,989	$ 3,479	$ —	$ —	$ 51,468
Loss from operations	(62,011)	(6,124)	(3,712)	(30,848)	—	(102,695)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1,845	4,680	11,228	3,149	—	20,902
Asset impairment charges	—	—	—	2,244	—	2,244
Restructuring charges	640	83	—	3,225	—	3,948
Gain on sale of spectrum license	—	—	19,317	—	—	19,317
September 29, 2007
Revenues from external customers	$ —	$ 25,578	$ 803	$ —	$ —	$ 26,381
Loss from operations	(46,873)	(19,083)	(10,177)	(32,074)	—	(108,207)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	696	3,511	5,171	2,340	—	11,718
Purchased in-process research and development costs	—	860	—	—	—	860
At September 27, 2008
Total assets	$ 6,515	$ 75,731	$ 655,874	$ 78,179	$ 44,074	$ 860,373
Included in total assets:
Wireless spectrum licenses, intangible assets and goodwill	—	59,845	500,636	84	—	560,565
At December 29, 2007
Total assets	$ 5,300	$ 84,011	$ 667,048	$252,690	$249,689	$ 1,258,738
Wireless spectrum licenses, intangible assets, goodwill and spectrum deposits included in total assets	—	63,479	657,680	93	—	721,252

16.	Subsequent Events

Issuance of Senior-Subordinated Secured Second Lien Notes

On October 9, 2008, we issued Senior-Subordinated Secured Second Lien Notes due 2010 (the "Second Lien Notes") in the aggregate principal amount of $105.3 million, of which Second Lien Notes with an aggregate principal amount of $78.9 million were purchased by Avenue AIV US, L.P., an affiliate of Avenue Capital. Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. The issuance of the Second Lien Notes and related transactions were approved by an independent committee of our Board of Directors.

After payment of transaction-related fees and expenses, and commitment fees paid to the purchasers at closing of $7.5 million, we received net proceeds of approximately $89 million to be used solely in connection with the ordinary course business operations and not for any acquisition of assets or businesses or other uses. The Second Lien Notes bear interest at a rate of 14% per annum, payable quarterly through the issuance of additional Second Lien Notes, and after the repayment of the Senior Notes, in cash. The Second Lien Notes mature on December 31, 2010 and are subordinated in right of payment to the Senior Notes.

We also issued to the purchasers of the Second Lien Notes warrants to purchase an aggregate of 40 million shares of our common stock, of which warrants to purchase an aggregate of 30 million shares of our common stock were issued to Avenue AIV US, L.P. The warrants have an exercise price of $0.01 per share and are exercisable at any time from the date of issuance until October 9, 2011. The holders of the warrants are entitled to preemptive rights in respect of issuances of our capital stock, with certain exceptions, and resale registration rights.

Following repayment of the Senior Notes, the net proceeds realized from all asset sales will be applied to mandatory redemption of the Second Lien Notes at a redemption price equal to the principal amount of the Second Lien Notes, accrued and unpaid interest to the date of redemption, and a make-whole payment based on the present value of the interest payable on the Second Lien Notes through maturity discounted to the redemption date at the then applicable U.S. Treasury rate plus .50%. In the event of a change of control, after giving effect to repayment of the Senior Notes, we are required to offer to repurchase the Second Lien Notes at a price equal to the principal amount of the Second Lien Notes, accrued and unpaid interest to the date of repurchase, and a make-whole payment based on the present value of the interest payable on the Second Lien Notes through maturity discounted to the repurchase date at the then applicable U.S. Treasury rate plus .50%.

The purchase agreement for the Second Lien Notes requires that (i) we enter into binding agreements to effect asset sales generating net proceeds of at least $350 million no later than March 31, 2009, including the net proceeds from the $150 million in sales of wireless spectrum licenses announced in July 2008 (Note 9) and (ii) to consummate such sales no later than six months following execution of such agreements, unless closing is delayed solely due to receipt of pending regulatory approvals. In the event we fail to satisfy the foregoing requirements, we will be required to issue to the purchasers of the Second Lien Notes additional warrants to purchase an aggregate 10 million shares of our common stock at an exercise price of $0.01 per share.

The purchase agreement for the Second Lien Notes also contains the same covenants as the Senior Notes as described in Note 8.

Third Lien Subordinated Secured Convertible Notes

On October 9, 2008, we also issued Third Lien Subordinated Secured Convertible Notes due 2011 (“Exchange Notes”) in an aggregate principal amount of $478.3 million in exchange for all of our outstanding shares of Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”). The issuance of the Exchange Notes was consummated to satisfy the funding conditions under our Second Lien Notes commitment and to facilitate our global restructuring initiative. We did not receive any proceeds from the issuance of the Exchange Notes. Holders of Series A Preferred Stock who participated in the Exchange Notes issuance included affiliates of Avenue Capital, Navation, Inc., an entity controlled by Allen Salmasi, our Chairman and Chief Executive Officer and Manchester Financial Group, L.P., an entity controlled by Douglas Manchester, a member of our Board of Directors. The Exchange Notes transaction was approved by an independent committee of our Board of Directors.

Interest on the Exchange Notes will be payable quarterly at a rate of 7.5% per annum, equal to the dividend rate payable on the Series A Preferred Stock, payable in kind or, after repayment of the Senior Notes and Second Lien Notes, payable in cash at our election. The Exchange Notes are convertible at any time at the option of the holders into shares of our common stock at a rate of $11.05 per share of common stock, will mature on December 31, 2011 and are subordinated in right of payment to the Senior Notes and Second Lien Notes.

Following repayment of the Senior Notes and the Second Lien Notes, the net proceeds realized from all asset sales will be applied to mandatory redemption of the Exchange Notes at a redemption price equal to the principal amount of the Exchange Notes, plus accrued and unpaid interest to the date of redemption. In the event of a change of control, after giving effect to repayment of the Senior Notes and the Second Lien Notes, we are required to offer to repurchase the Exchange Notes at a price equal to the principal amount of the Exchange Notes, plus accrued and unpaid interest to the date of repurchase.

The purchase agreement for the Exchange Notes also contains the same covenants as the Senior Notes as described in Note 8, other than the Budget Condition, Minimum Balance Condition and the covenant related to asset sales.

Other

On October 7, 2008, we received a Nasdaq Staff Deficiency Letter indicating that because our common stock has closed below the minimum $1.00 per share for the last 30 consecutive business days, we fail to comply with the requirement for continued listing as set forth in Marketplace Rule 4450(a)(5) (the "Rule"). On October 22, 2008, we received an updated Nasdaq Staff Deficiency Letter providing an extension of the time period to correct the deficiency. In accordance with Marketplace Rule 4450(e)(2), if, at any time before July 10, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide us with written notification that it has achieved compliance with the Rule. If we do not regain compliance with the Rule by July 10, 2009, we anticipate that Nasdaq will provide written notification to us that our securities will be delisted.

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

OVERVIEW

Third Quarter

•

Our revenues from continuing operations for the third quarter of 2008 totaled $18.2 million compared to $10.9 million for the third quarter of 2007, primarily reflecting an $6.8 million increase in revenues in our Multimedia segment, which is due to growth at our PacketVideo subsidiary, and a $0.5 million increase in revenues generated by our Strategic Initiatives segment, resulting from our acquisition of WiMax Telecom in July 2007.

•

Our revenues from continuing operations for the first nine months of 2008 totaled $51.5 million compared to $26.4 million for the first nine months of 2007, primarily reflecting a $22.4 million increase in revenues in our Multimedia segment, which is due to growth at our PacketVideo subsidiary, and a $2.7 million increase in revenues generated by our Strategic Initiatives segment, resulting from our acquisition of WiMax Telecom in July 2007.

•

On October 9, 2008, we issued Senior-Subordinated Secured Second Lien Notes due 2010 (the "Second Lien Notes") in the aggregate principal amount of $105.3 million. After payment of transaction-related fees and expenses, we received net proceeds of approximately $89 million to be used solely in connection with the ordinary course business operations and not for any acquisition of assets or businesses or other uses. In related transactions, we entered into amendments to our 7% Senior Secured Notes (“Senior Notes”) due July 17, 2010 in the aggregate principal amount of $350.0 million and issued Third Lien Subordinated Secured Convertible Notes due 2011 (“Exchange Notes”) in an aggregate principal amount of $478.3 million in exchange for all of our outstanding shares of Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”). These related activities were consummated to satisfy the funding conditions under our Second Lien Notes commitment and to facilitate our global restructuring initiative. We did not receive any proceeds from the issuance of the Exchange Notes.

•

In an effort to reduce our future working capital requirements, and as required pursuant to the terms of our Second Lien Notes, we have adopted a six-month operating budget (the “Operating Budget”) which contemplates the expansion of and implementation of our global restructuring initiative first announced in the third quarter of 2008, pursuant to which we intend to, among other things, divest our network infrastructure businesses, pursue the sale of certain other of our businesses and assets, and complete other cost reduction actions. We believe the completion of these actions as contemplated by our Operating Budget, along with our current cash, cash equivalents and marketable securities, projected revenues from our Multimedia segment and the proceeds from the issuance of the Second Lien Notes, will be sufficient to allow us to meet our estimated working capital requirements through at least September 2009.

Our Business and Operating Segments

NextWave Wireless Inc. is a holding company whose subsidiaries develop and market mobile multimedia and wireless broadband products. Our customers include many of the largest wireless operators and mobile handset manufacturers in the world. We also own an extensive portfolio of licensed spectrum in the U.S., Canada, Europe, and South America.

In September 2008, in connection with entering into a commitment letter for our Second Lien Notes financing, we announced that we will restructure our global operations to reduce operating losses and narrow our business focus, and will seek to divest our network infrastructure businesses in the near term. In October 2008, we expanded our restructuring initiative in connection with our Second Lien Notes financing through the adoption of the Operating Budget, the appointment of an interim Chief Operating Officer and the formation of a Governance Committee of our Board of Directors with responsibilities for monitoring compliance with the Operating Budget and overseeing certain asset management activities contemplated by the Operating Budget. We believe that this global restructuring initiative will:

•	Improve the operational and financial condition of the Company;
•

Enable us to fund our estimated working capital requirements at least through September 2009 with our current cash, cash equivalents and marketable securities, projected revenues from our Multimedia segment and funding from the October 2008 issuance of Second Lien Notes; and

•	Improve our ability to maximize the value of our assets, including our spectrum portfolio.

Our global restructuring initiative will also enable our compliance with the terms of our Second Lien Notes and Senior Notes, as amended, which have two requirements that will significantly impact our operations. First, we must certify our compliance with our Operating Budget on a monthly basis, including that we have not deviated from projected cash balances by more than 10% or maintained less than $15 million in cash. The Operating Budget contemplates that we will no longer provide any funding to, or incur liabilities with respect to, the network infrastructure businesses comprising our Networks segment, including our IPWireless, Go Networks and Cygnus subsidiaries, and our Semiconductor and WiMax Telecom business units (the “Named Businesses”) past certain dates as reflected in the Operating Budget. Second, our Senior Notes and Second Lien Notes agreements provide that we are required to consummate, or enter into agreements pursuant to which we will consummate, asset sales for net proceeds of at least $350 million on or prior to March 31, 2009 (inclusive of the net proceeds to be received pursuant to $150 million of previously announced AWS spectrum sales).

Due to our need to reduce operating losses and comply with our debt covenants, we will seek to sell additional wireless spectrum and expect that the operations of the Named Businesses will be divested on or prior to March 31, 2009. We are continuing our previously-announced efforts to sell our domestic and international wireless spectrum, having retained Deutsche Bank and UBS Investment Bank to explore the sale of our domestic wireless spectrum holdings, and Canaccord Adams to explore the sale of our Canadian wireless spectrum holdings.

Our restructuring activities have significantly impacted our results of operations for the third quarter of 2008 and we anticipate that they will continue to impact our results of operations for the remainder of 2008 and during fiscal year 2009. In connection with the implementation of our global restructuring initiative, we reviewed our goodwill, intangible assets and other long-lived assets for impairment and recognized an impairment loss of $169.9 million in the third quarter of 2008.

Due to the expansion of our global restructuring initiative through the adoption of our Operating Budget in October 2008, we may incur additional asset impairment charges in the fourth quarter of 2008. In addition, as noted above, we expect that our net loss will be significantly reduced in fiscal year 2009 as compared to fiscal year 2008.

Our strategic business units and subsidiaries are organized into three reportable business segments: Semiconductor, Multimedia and Strategic Initiatives.

Semiconductor. Our Semiconductor strategic business unit is developing a family of mobile broadband semiconductors based on WiMAX, an emerging OFDM-based wireless standard. The objective of our semiconductor business is to supply multi-band RF semiconductor and digital baseband WiMAX semiconductor to wireless device manufacturers who require an advanced platform to develop next-generation WiMAX mobile terminal products optimized for mobile multimedia applications such as mobile TV.

During the third quarter of 2008, we completed the design of our first 65 nanometer semiconductor designed for high-volume, commercial production: the NW2110 WiMAX System on a Chip (“SoC”) and NW2120 WiMAX SoC with integrated Wi-Fi capabilities. Also during the quarter, to help accelerate adoption of our WiMAX semiconductor solutions, we began interoperability testing of our semiconductor with several leading mobile WiMAX device manufacturers. We expect the NW2110 and NW2120 semiconductors to be ready for high-volume commercial production in 2009.

Our Semiconductor business will require a significant amount of on-going capital investment to sustain its product development activities and to cover future operating losses. For these reasons, we have engaged the services of Canaccord Adams to explore strategic transactions to preserve the value of our semiconductor business and eliminate the need for us to make on-going capital investments in or incur liabilities relating to this business. Our Operating Budget contemplates that we will not fund or incur liabilities relating to the semiconductor business past the end of the first fiscal quarter of 2009. If we continue to fund or incur liabilities relating to the semiconductor business after such time, and such support continues for two consecutive monthly reporting periods, there would occur an event of default under our Senior Notes, Second Lien Notes and, if the maturity of the foregoing indebtedness were to be accelerated, our Third Lien Notes. We anticipate that we will shut down the Semiconductor business if a strategic transaction is not achieved, thereby avoiding an event of default under our indebtedness.

Multimedia. Our PacketVideo subsidiary supplies multimedia software and server solutions to many of the world’s largest wireless carriers and wireless handset manufacturers, who use it to transform a mobile phone into a feature-rich multimedia device that provides people with the ability to stream, download and play video and music, receive live TV broadcasts, and engage in two-way video telephony. PacketVideo has been contracted by some of the world’s largest carriers, such as Orange, NTT DoCoMo, Verizon Wireless and Vodafone to design and implement the multimedia software capabilities contained in their handsets. To date, over 260 million PacketVideo-powered devices have been shipped by PacketVideo’s service provider and device manufacturer customers.

PacketVideo is a founding member of the Open Handset Alliance, led by Google. PacketVideo’s OpenCORE™ platform serves as the multimedia software subsystem for the Open Handset Alliance’s mobile device Android™ platform.

To date, PacketVideo has achieved more than 320 design wins. To help drive sales, PacketVideo develops reference design solutions like the Telly™ mobile broadcast receiver - a matchbox-size hardware device that enables mobile Wi-Fi devices to play mobile broadcast TV content based on the Digital Video Broadcast - Handheld (“DVB-H”), and MediaFLO mobile TV standards. The Telly decodes a digital TV signal, repurposes it for use on a mobile device, and then sends the mobile TV content over Wi-Fi to the handset. The PacketVideo Telly uses patent-pending protocols to ensure optimum rendering of the TV signal on the playback device and provides secure access to premium channels.

To further enhance its market position, PacketVideo has invested in the development and acquisition of a wide range of technologies and capabilities to provide customers with software solutions to enable home/office/mobile digital media convergence using communication protocols standardized by the Digital Living Network Alliance™ and proprietary solutions such as the Sony PlayStation and XBOX 360 by Microsoft. One example is PacketVideo’s TwonkyMedia platform which allows consumers to search for, organize, and share/deliver content between mobile devices and consumer electronics products connected to an Internet Protocol (“IP”)-based network. The TwonkyMedia software platform can be found in several popular network-attached storage and router devices sold in the retail market.

Strategic Initiatives. Our strategic initiatives business segment is engaged in the sale of our U.S. and international wireless spectrum holdings. As of September 30, 2008, our total spectrum holdings consisted of approximately ten billion MHz POPs.

Our U.S. spectrum portfolio covers approximately 220.3 million POPs, of which 122.4 million POPs are covered by 20 MHz or more of spectrum, and an additional 83 million POPs are covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Services (“AWS”) bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

Our international spectrum holdings include nationwide 3.5 GHz licenses in Austria, Croatia, Germany, Slovakia and Switzerland; a nationwide 2.0 GHz license in Norway; 2.3 GHz licenses in Canada; and 2.5 GHz licenses in Argentina and Chile.

In April 2008, we engaged Deutsche Bank and UBS Investment Bank to explore the sale of our domestic wireless spectrum holdings, and Canaccord Adams to explore the sale of our Canadian wireless spectrum holdings. Subsequently, in July 2008, we entered into agreements to sell certain of our AWS spectrum licenses covering 39.5 million POPs for an aggregate $150.1 million. The sale of this spectrum is subject to various standard closing conditions. We closed the first AWS sale transaction in September 2008 and received gross proceeds of $37 million. In October 2008, we applied the net proceeds of $35.8 million to redeem our Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest. We have received the requisite Federal Communications Commission approval for the remainder of the previously announced AWS transactions, which we expect to close in November 2008. We will be obligated to redeem our Senior Notes using the net proceeds of these transactions at a redemption price of 105% of the principal amount thereof plus accrued interest.

As we have previously disclosed, our efforts to sell the remainder of our U.S. spectrum assets on favorable terms has been delayed by current market conditions, as well as regulatory and other market activities involving potential buyers. As of September 30, 2008, we are continuing to have discussions with numerous parties who have expressed interest in our various AWS, WCS, BRS/EBS, and international spectrum assets. However, we believe that adverse economic conditions continue to affect potential purchasers of our wireless spectrum assets, and there can be no assurance as to the timing of further spectrum sales.

Discontinued Operations. On September 17, 2008, we announced our intention to exit the wireless network infrastructure business, whose operating results were previously reported in our Networks segment. Our Networks segment includes our GO Networks, IPWireless and Cygnus subsidiaries, and our Global Services and NextWave Network Product Support strategic business units. All of the businesses comprising our Networks segment have been reported as discontinued operations in all periods presented in this Quarterly Report.

On September 28, 2008, we announced that we were discontinuing operations at our GO Networks subsidiary, which developed and marketed commercial-grade Wi-Fi infrastructure equipment. On such date, GO Networks filed a request in Israel to seek a court-supervised liquidation for its GO Networks Ltd. subsidiary located in Tel Aviv, where substantially all of GO Network’s operations and employees were located. A court-appointed liquidator has been appointed and currently has control over the assets of GO Networks Ltd.

On October 15, 2008, Cygnus Communications Canada Co. (“Cygnus Canada”) made a voluntary assignment for the general benefit of creditors pursuant to the Bankruptcy and Insolvency Act (Canada) in the Court of Queen’s Bench of Alberta. Also on October 15, 2008, the Office of the Superintendent of Bankruptcy appointed Hardie & Kelly as trustee in bankruptcy for the benefit of the creditors of Cygnus Canada. The operations of Cygnus Canada consisted of 15 employees working on research and development from a leased facility in Calgary.

In addition, our Global Services and NextWave Network Product Support strategic business units have been shut down, with related employees terminated and related assets classified as held for sale.

Consistent with our plan to exit the wireless network infrastructure business, we are currently in negotiations for a strategic transaction involving our IPWireless subsidiary. Our Operating Budget contemplates that we will not fund or incur liabilities related to IPWireless past the end of November 2008. If we continue to fund or incur liabilities relating to IPWireless after such time, and such support continues for two consecutive monthly reporting periods, there would occur an event of default under our Senior Notes, Second Lien Notes and, if the maturity of the foregoing indebtedness were to be accelerated, our Third Lien Notes. We anticipate that we will shut down IPWireless if a strategic transaction is not achieved, thereby avoiding an event of default under our indebtedness.

RESULTS OF OPERATIONS

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

Third Quarter of 2008 Compared to the Third Quarter of 2007 – Continuing Operations

Technology Licensing and Service Revenues

Total technology licensing and service revenues for the third quarter of 2008 were $18.2 million, as compared to $10.9 million for the third quarter of 2007. The $7.3 million increase in technology licensing and service revenues during the third quarter of 2008 was attributable to the following:

•

A $6.8 million increase in technology licensing and service revenues recognized by our Multimedia segment which was primarily attributable to unit sales growth and market penetration of mobile subscriber services by our customer base, which includes wireless carriers and mobile phone and wireless device manufacturers. The revenues generated by our Multimedia segment are primarily derived from a combination of technology development contracts, royalties, software support and maintenance and wireless broadband products; and

•

A $0.5 million increase in technology licensing and service revenues recognized by our Strategic Initiatives segment attributable to customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary, acquired in July 2007. We anticipate divesting our WiMax Telecom subsidiary in the first quarter of 2009 in compliance with our Operating Budget and therefore revenues generated by WiMax Telecom will not be a recurring source of future revenue.

Sales to three Multimedia customers accounted for 30%, 19% and 14%, respectively, of our consolidated technology licensing and service revenues during the third quarter of 2008. Sales to one Multimedia customer accounted for 52% of our consolidated technology licensing and service revenues during the third quarter of 2007.

Our Multimedia segment will continue to account for a substantial portion of our revenues during the fourth quarter of 2008. We anticipate that our Semiconductor segment, which was expected to provide an additional source of recurring revenue in fiscal year 2009 through the sale or licensing of our proprietary chipsets, will be divested on or prior to March 31, 2009.

We expect that revenues from our Multimedia segment for the remainder of 2008 and for fiscal year 2009 will be affected by the current adverse worldwide economic conditions, and among other things, new product and service introductions, competitive conditions, customer marketing budgets for introduction of new subscriber products, the rate of expansion of our customer base, the build-out rate of wireless networks, price increases, subscriber device life cycles and demand for wireless data services.

Operating Expenses

The following table summarizes our operating expenses for the respective periods:

	Three Months Ended
(in millions)	September 27, 2008	September 29, 2007	Increase (Decrease)
Cost of technology licensing and service revenues	$ 7.2	$ 6.2	$ 1.0
Engineering, research and development	23.0	20.4	2.6
Sales and marketing	4.7	3.8	0.9
General and administrative	20.2	22.0	(1.8)
Asset impairment charges	2.2	—	2.2
Restructuring charges	3.8	—	3.8
Total operating expenses	$ 61.1	$ 52.4	$ 8.7

Cost of Technology Licensing and Services Revenues

Cost of technology licensing and service revenues as a percentage of the associated revenues for the third quarter of 2008 was 40%, as compared to 57% for the third quarter of 2007. The improvement in gross margins in the third quarter of 2008 reflects a

$3.2 million increase in technology licensing and royalty fee revenues in our Multimedia segment, which have minimal associated cost of revenue.

Cost of technology licensing and service revenues for our Multimedia segment primarily includes direct engineering labor expenses, allocated overhead costs, costs associated with offshore contract labor costs, other direct costs related to the execution of technology development contracts and amortization of purchased intangible assets. Cost of revenues for WiMax Telecom primarily includes depreciation expense and maintenance costs on the base stations used to operate the WiMAX network, fees to maintain internet access and amortization of purchased intangible assets.

Included in cost of technology licensing and services revenues during each of the third quarters of 2008 and 2007 is $0.6 million of amortization of purchased intangible assets.

Engineering, Research and Development

The $2.6 million increase in engineering, research and development expenses during the third quarter of 2008 is attributable to the following:

•

A $2.0 million increase in engineering, research and development expenses in our Multimedia segment due to an increase in the costs of the ongoing development of multimedia software applications, media content management platforms and content delivery services, which is primarily due to increased engineering headcount, including contractors;

•

A $1.2 million increase in engineering, research and development expenses in our Semiconductor segment due to the expansion of the engineering organization and development activities relating to our WiMAX baseband chipsets and multi-band Radio Frequency Integrated Circuits; and

•	A $0.6 million decrease in other engineering, research and development expenses including a $0.3 million decrease in our share of the losses of Hughes Systique Corporation, our equity method investee.

Included in engineering, research and development expenses during the third quarters of 2008 and 2007 is $0.9 million and $0.7 million, respectively, of share-based compensation expense.

We anticipate that our engineering, research and development expenses will decline significantly over the next 12 months as we continue to implement cost reduction actions and business divestiture plans.

Sales and Marketing

The $0.9 million increase in sales and marketing expenses during the third quarter of 2008 is attributable to the initial establishment of a sales and marketing organization in our Semiconductor segment in the third quarter of 2007 in preparation for the anticipated commercialization of our WiMAX baseband chipsets and multi-band Radio Frequency Integrated Circuits. This increase is offset by a decrease in corporate marketing expenses resulting from the global restructuring initiative we implemented in the third quarter of 2008, which included reductions in workforce and certain overhead and discretionary costs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

Included in sales and marketing expenses during the third quarters of 2008 and 2007 is $0.3 million and $0.2 million, respectively, of amortization of purchased intangible assets and $0.1 million and $0.2 million, respectively, of share-based compensation expense.

We anticipate that our sales and marketing expenses will decline over the next 12 months as we continue to implement cost reduction actions and business divestiture plans.

General and Administrative

The $1.8 million decrease in general and administrative expenses during the third quarter of 2008 is primarily attributable to the corporate cost reductions resulting from the global restructuring initiative we implemented in the third quarter of 2008, which included reductions in workforce and certain overhead and discretionary costs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges. The decrease is also attributable to a decline in professional fees due to a higher level of mergers and acquisition activity in the third quarter of 2007 and lower employee recruitment expenses, offset by a $2.0 million increase in amortization of purchased intangible assets, primarily wireless spectrum license assets resulting from the acquisition of additional wireless spectrum licenses in North America and Europe during 2007.

Included in general and administrative expenses during the third quarters of 2008 and 2007 is $3.7 million and $1.7 million, respectively, of amortization of wireless spectrum licenses and purchased intangible assets and $0.8 million and $0.6 million, respectively, of share-based compensation expense.

We anticipate that our general and administrative expenses will decline over the next 12 months as we continue to implement cost reduction actions and business divestiture plans.

Asset Impairment Charges

In connection with the implementation of our global restructuring initiative, we reviewed our long-lived assets for impairment and determined that indicators of impairment were present for certain long-lived assets, primarily leasehold improvements at vacated leased facilities. In accordance with SFAS No. 144, we performed a recoverability assessment of these assets and concluded that the carrying value of certain of the long-lived assets was not recoverable.  Accordingly, during the third quarter of 2008, we recognized an impairment loss of $2.2 million.

Due to the expansion of our global restructuring initiative through the adoption of our Operating Budget in October 2008, we may incur additional asset impairment charges in the fourth quarter of 2008.

Restructuring Charges

In connection with the implementation of our global restructuring initiative, in the third quarter of 2008, we terminated 224 employees worldwide and vacated three leased facilities in the United States. Accordingly, in the third quarter of 2008, we incurred employee termination costs of $1.3 million, lease abandonment charges of $1.7 million and other restructuring costs of $0.8 million related to continuing operations.

We anticipate that the continued implementation of our global restructuring initiative as contemplated by our Operating Budget will result in the termination of an additional approximately 70 employees and vacating additional leased facilities during the fourth quarter of 2008.

Gain on Sale of Wireless Spectrum License

In July 2008, we entered into agreements to sell certain of our Advanced Wireless Services (“AWS”) spectrum licenses in the United States to third parties for aggregate cash payments of $150.1 million, subject to regulatory approval. In September 2008, we completed one of the sales for net proceeds, after deducting direct and incremental costs to sell, of $35.8 million, and recognized a gain on sale of $19.3 million in the third quarter of 2008. The net proceeds from the sale are included in restricted cash in the accompanying September 27, 2008 consolidated balance sheet and were used to redeem the Senior Notes in October 2008 at a redemption price of 105% of the principal amount thereof plus accrued interest.

We have received the requisite Federal Communications Commission approval for the remainder of the previously announced AWS transactions, which we expect to close in November 2008. We will be obligated to redeem our Senior Notes using the net proceeds of these transactions at a redemption price of 105% of the principal amount thereof plus accrued interest.

Interest Income

Interest income during the third quarter of 2008 was $0.2 million, as compared to $4.8 million for the third quarter of 2007, a decrease of $4.6 million. Interest income primarily consists of interest earned during the respective periods on our unrestricted and restricted cash, cash equivalents and marketable securities balances. The decrease in interest income reflects the decrease in our cash, cash equivalents and marketable securities balances since the third quarter of 2007.

Interest income in the future will be affected by changes in short-term interest rates and changes in our cash, cash equivalents and marketable securities balances, which may be materially impacted by divestitures and other financial or equity activities.

Interest Expense

Interest expense during the third quarter of 2008 was $12.0 million, as compared to $11.7 million for the third quarter of 2007, an increase of $0.3 million. The increase in interest expense is primarily due to higher interest accretion of the original issue discount and issuance costs related to the Senior Notes and higher accretion of discounted wireless spectrum license lease liabilities acquired during 2008 and 2007.

We anticipate that interest expense in the future will increase as a result of our issuance of the Second Lien Notes and Exchange Notes in October 2009.

Other Income (Expense), Net

Other expense, net, during the third quarter of 2008 was $1.6 million, as compared to $0.3 million for the third quarter of 2007, an increase of $1.3 million. The increase in other expense, net, is due to the $1.3 million impairment charge we recognized during the third quarter of 2008 to further write-down the carrying value of our auction rate securities to their estimated fair value.

Provision for Income Taxes

During the third quarter of 2008, substantially all of our U.S. subsidiaries generated taxable losses and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. However, certain of our controlled foreign corporations generated taxable income as a result of cost sharing and transfer pricing arrangements with our U.S. subsidiaries in relation to research and development expenses incurred. Our effective income tax rate for the third quarter of 2008 was 1%, resulting in a $0.1 million income tax provision on our pre-tax loss of $37.0 million. The income tax provision consists of $0.1 million of income taxes related to our controlled foreign corporations and the remainder represents foreign withholding tax on royalty payments received from certain PacketVideo customers.

The income tax provision for the third quarter of 2007 consists of $0.1 million of income taxes related to our controlled foreign corporations and $0.3 million of foreign withholding tax on accrued interest on intercompany debt between one of our U.S. subsidiaries and a German subsidiary and royalty payments received from certain PacketVideo customers.

First Nine Months of 2008 Compared to the First Nine Months of 2007 – Continuing Operations

Technology Licensing and Service Revenues

Total technology licensing and service revenues for the first nine months of 2008 were $51.5 million, as compared to $26.4 million for the first nine months of 2007. The $25.1 million increase in technology licensing and service revenues during the first nine months of 2008 was attributable to the following:

•

A $22.4 million increase in technology licensing and service revenues recognized by our Multimedia segment which was primarily attributable to unit sales growth and market penetration of mobile subscriber services by our customer base, which includes wireless carriers and mobile phone and wireless device manufacturers; and

•

A $2.7 million increase in technology licensing and service revenues recognized during the first nine months of 2008 primarily from customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary, which we acquired in July 2007 and is included in our Strategic Initiatives segment. We anticipate divesting our WiMax Telecom subsidiary in the first quarter of 2009 in compliance with our Operating Budget and therefore revenues generated by WiMax Telecom will not be a recurring source of future revenue.

Sales to three Multimedia customers accounted for 34%, 16% and 16%, respectively, of our consolidated technology licensing and service revenues during the first nine months of 2008. Sales to one Multimedia customer accounted for 64% of our consolidated technology licensing and service revenues during the first nine months of 2007.

Our Multimedia segment will continue to account for the substantial portion of our revenues during the fourth quarter of 2008. We anticipate that our Semiconductor segment, which was expected to provide an additional source of recurring revenue in fiscal year 2009 through the sale or licensing of our proprietary chipsets, will be divested on or prior to March 31, 2009.

We expect that revenues from our Multimedia segment for the remainder of 2008 and for fiscal year 2009 will be affected by the current adverse worldwide economic conditions, and among other things, new product and service introductions, competitive conditions, customer marketing budgets for introduction of new subscriber products, the rate of expansion of our customer base, the build-out rate of wireless networks, price increases, subscriber device life cycles and demand for wireless data services.

Operating Expenses

The following table summarizes our operating expenses for the respective periods:

	Nine Months Ended
(in millions)	September 27, 2008	September 29, 2007	Increase (Decrease)
Cost of technology licensing and service revenues	$ 21.4	$ 13.6	$ 7.8
Engineering, research and development	64.9	54.5	10.4
Sales and marketing	16.7	10.6	6.1
General and administrative	64.3	55.0	9.3
Asset impairment charges	2.2	—	2.2
Restructuring charges	4.0	—	4.0
Purchased in-process research and development costs	—	0.9	(0.9)
Total operating expenses	$ 173.5	$ 134.6	$ 38.9

Cost of Technology Licensing and Services Revenues

Cost of technology licensing and service revenues as a percentage of the associated revenues for the first nine months of 2008 was 42%, as compared to 52% for the first nine months of 2007. The improvement in gross margins during the first nine months of 2008 reflects a $12.7 million increase in technology licensing and royalty fee revenues in our Multimedia segment, which have minimal associated cost of revenue, offset by a $1.7 million increase in amortization of purchased intangible assets resulting from our acquisitions of WiMax Telecom and Secure Digital Container AG (“SDC”) in 2007.

Included in cost of technology licensing and services revenues for the first nine months of 2008 and 2007 is $3.5 million and $1.8 million, respectively, of amortization of purchased intangible assets.

Engineering, Research and Development

The $10.4 million increase in engineering, research and development expenses during the first nine months of 2008 is attributable to the following:

•

A $8.6 million increase in engineering, research and development expenses in our Semiconductor segment due to the expansion of the engineering organization and development activities relating to our WiMAX baseband chipsets and multi-band Radio Frequency Integrated Circuits;

•

A $3.7 million increase in engineering, research and development expenses in our Multimedia segment due to an increase in the costs of the ongoing development of multimedia software applications, media content management platforms and content delivery services, which is primarily due to increased engineering headcount, including contractors; and

•	A $1.9 million decrease in other engineering, research and development expenses including a $0.9 million decrease in our share of the losses of Hughes Systique Corporation, our equity method investee.

Included in engineering, research and development expenses for each of the first nine months of 2008 and 2007 is $0.1 million and $0.1 million, respectively, of amortization of purchased intangible assets and zero and $2.2 million, respectively, of share-based compensation expense.

We anticipate that our engineering, research and development expenses will decline significantly over the next 12 months as we continue to implement cost reduction actions and business divestiture plans.

Sales and Marketing

The $6.1 million increase in sales and marketing expenses during the first nine months of 2008 is attributable to the following:

•

$4.3 million of the increase is due to the initial establishment of a sales and marketing organization in our Semiconductor segment in the third quarter of 2007 in preparation for the anticipated commercialization of our WiMAX baseband chipsets and multi-band Radio Frequency Integrated Circuits and primarily represents compensation and related costs for sales and marketing personnel and costs associated with marketing and other promotional activities;

•

A $1.7 million increase in sales and marketing efforts in our Multimedia segment, of which $1.1 million is due to increased sales compensation from additional sales personnel and higher sales volume, $0.5 million is due to an increase in trade show and public relations related costs and $0.1 million is due to higher amortization of purchased intangible assets;

•	A $1.1 million increase resulting from our acquisition of WiMax Telecom in July 2007; and
•

A $1.0 million decrease in sales and marketing expenses associated with our corporate marketing function as a result of the global restructuring initiative we implemented in the third quarter of 2008, which included reductions in workforce and certain discretionary and overhead costs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

Included in sales and marketing expenses during the first nine months of 2008 and 2007 is $1.3 million and $0.7 million, respectively, of amortization of purchased intangible assets and $0.5 million and $0.4 million, respectively, of share-based compensation expense.

We anticipate that our sales and marketing expenses will decline over the next 12 months as we continue to implement cost reduction actions and business divestiture plans.

General and Administrative

The $9.3 million increase in general and administrative expenses during the first nine months of 2008 is attributable to a$4.4 million increase in amortization of purchased intangible assets, primarily wireless spectrum license assets resulting from the acquisition of additional wireless spectrum licenses in North America and Europe during 2007 and general and administrative expenses at our WiMax Telecom and SDC subsidiaries, which were acquired in 2007.

Included in general and administrative expense during the first nine months of 2008 and 2007 is $9.3 million and $4.9 million, respectively, of amortization of wireless spectrum licenses and purchased intangible assets and $3.5 million and $2.1 million, respectively, of share-based compensation expense.

We anticipate that our general and administrative expenses will decline over the next 12 months as we continue to implement cost reduction actions and business divestiture plans.

Asset Impairment Charges

In connection with the implementation of our global restructuring initiative, we reviewed our long-lived assets for impairment and determined that indicators of impairment were present for certain long-lived assets, primarily leasehold improvements at vacated leased facilities. In accordance with SFAS No. 144, we performed a recoverability assessment of these assets and concluded that the carrying value of certain of the long-lived assets was not recoverable.  Accordingly, during the first nine months of 2008, we recognized an impairment loss of $2.2 million.

Due to the expansion of our global restructuring initiative through the adoption of our Operating Budget in October 2008, we may incur additional asset impairment charges in the fourth quarter of 2008.

Restructuring Charges

In connection with the implementation of our global restructuring initiative, in the third quarter of 2008, we terminated approximately 224 employees worldwide and vacated three leased facilities in the United States. Accordingly, during the first nine months of 2008, we incurred employee termination costs of $1.5 million, lease abandonment charges of $1.7 million and other restructuring costs of $0.8 million related to continuing operations.

We anticipate that the continued implementation of our global restructuring initiative as contemplated by our Operating Budget will result in the termination of an additional approximately 70 employees and vacating additional leased facilities during the fourth quarter of 2008.

Purchased In-Process Research and Development Costs

Purchased in-process research and development costs totaled $0.9 million during the first nine months of 2007 and reflects the assigned values of SDC’s video and audio software for the handsets development project. The values allocated to purchased in-process research and development costs were based on projects that had not reached technological feasibility and had no alternative future uses and were determined through established valuation techniques used in the high technology industry. These costs were expensed at the date of acquisition.

Gain on Sale of Wireless Spectrum License

In July 2008, we entered into agreements to sell certain of our Advanced Wireless Services (“AWS”) spectrum licenses in the United States to third parties for aggregate cash payments of $150.1 million, subject to regulatory approval. In September 2008, we completed one of the sales for net proceeds, after deducting direct and incremental costs to sell, of $35.8 million, and recognized a gain on sales of $19.3 million in the first nine months of 2008. The net proceeds from the sale are included in restricted cash in the accompanying September 27, 2008 consolidated balance sheet and were used to redeem the Senior Notes in October 2008 at a redemption price of 105% of the principal amount thereof plus accrued interest.

We have received the requisite Federal Communications Commission approval for the remainder of the previously announced AWS transactions, which we expect to close in November 2008. We will be obligated to redeem our Senior Notes using the net proceeds of these transactions at a redemption price of 105% of the principal amount thereof plus accrued interest.

Interest Income

Interest income during the first nine months of 2008 was $2.7 million, as compared to $12.3 million for the first nine months of 2007, a decrease of $9.6 million. Interest income primarily consists of interest earned during the respective periods on our unrestricted and restricted cash, cash equivalents and marketable securities balances. The decrease in interest income reflects the decrease in our cash, cash equivalents and marketable securities balances since the first nine months of 2007.

Interest Expense

Interest expense during the first nine months of 2008 was $45.8 million, as compared to $34.0 million for the first nine months of 2007, an increase of $11.8 million. The increase in interest expense is due to $10.5 million consent fees paid in during the first nine months of 2008 to withdraw the full $75.0 million from the cash reserve account related to the Senior Notes and $0.9 million in higher interest accretion of the original issue discount and issuance costs related to the Senior Notes. The remainder of the increase consists primarily of higher accretion of discounted wireless spectrum license lease liabilities acquired during 2008 and 2007 and interest on debt assumed in connection with our acquisitions during 2007.

Other Income (Expense), Net

Other expense, net, during the first nine months of 2008 was $2.8 million compared to $0.1 million during the first nine months of 2007, an increase of $2.7 million. The increase in other expense, net is due to the $2.7 million impairment charge we recognized in the first nine months of 2008 to write-down the carrying value of our auction rate securities to their estimated fair value.

Provision for Income Taxes

During the first nine months of 2008, substantially all of our U.S. subsidiaries generated taxable losses and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. However, certain of our controlled foreign corporations generated taxable income as a result of cost sharing and transfer pricing arrangements with our U.S. subsidiaries in relation to research and development expenses incurred. Our effective income tax rate for the first nine months of 2008 was 1%, resulting in a $0.6 million income tax provision on our pre-tax loss of $148.6 million. The income tax provision consists of $0.3 million of income taxes related to our controlled foreign corporations and $0.3 million for foreign withholding tax on royalty payments received from certain PacketVideo customers.

The income tax provision for the first nine months of 2007 consists of $0.1 million of income taxes related to our controlled foreign corporations and $0.7 million of foreign withholding tax on accrued interest on intercompany debt between one of our U.S. subsidiaries and a German subsidiary and royalty payments received from certain PacketVideo customers.

Minority Interest

Minority interest for the first nine months of 2007 represents the minority shareholder’s proportionate share of the net equity in our consolidated subsidiary, Inquam Broadband Holding Ltd. We acquired the remaining interest in Inquam Broadband Holding Ltd. in October 2007.

Segment Results

Our business is currently organized into three reportable business segments on the basis of products, services and strategic initiatives: Semiconductor, Multimedia and Strategic Initiatives. As described elsewhere, in an effort to reduce our future working capital requirements, in September 2008, we announced our intent to divest our network infrastructure businesses, which comprise our Networks segment. Accordingly, we have classified our entire Networks segment as discontinued operations for all periods presented.

The financial information by segment presented below does not reconcile to the accompanying consolidated statements of operations for the periods presented due to the allocation of corporate overhead expenses to our discontinued Networks segment in the segment financial information presented below. In accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations, we have not allocated general corporate overhead expenses to discontinued operations in the accompanying consolidated statements of operations.

Results for our reportable operating segments during the third quarters and first nine months of 2008 and 2007 are as follows.

(in millions)	Semi-conductor	Multimedia	Strategic Initiatives	Other or Unallocated	Consolidated
For the Three Months Ended:
September 27, 2008
Revenues from external customers	$ —	$ 16.9	$ 1.3	$ —	$ 18.2
Income (loss) from operations	(21.3)	(0.7)	11.3	(12.9)	(23.6)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	0.7	1.5	3.7	1.1	7.0
Asset impairment charges	—	—	—	2.2	2.2
Restructuring charges	0.6	0.1	—	3.1	3.8
Gain on sale of spectrum license	—	—	19.3	—	19.3
September 29, 2007
Revenues from external customers	$ —	$ 10.1	$ 0.8	$ —	$ 10.9
Loss from operations	(18.5)	(5.6)	(4.9)	(12.5)	(41.5)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	0.3	1.2	2.2	0.8	4.5
For the Nine Months Ended:
September 27, 2008
Revenues from external customers	$ —	$ 48.0	$ 3.5	$ —	$ 51.5
Loss from operations	(62.0)	(6.1)	(3.7)	(30.9)	(102.7)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1.8	4.7	11.2	3.2	20.9
Asset impairment charges	—	—	—	2.2	2.2
Restructuring charges	0.6	0.1	—	3.2	3.9
Gain on sale of spectrum license	—	—	19.3	—	19.3
September 29, 2007
Revenues from external customers	$ —	$ 25.6	$ 0.8	$ —	$ 26.4
Loss from operations	(46.9)	(19.1)	(10.2)	(32.0)	(108.2)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	0.7	3.5	5.2	2.3	11.7
Purchased in-process research and development costs	—	0.9	—	—	0.9

Semiconductor

Loss from operations for the Semiconductor segment increased $2.8 million and $15.1 million during the third quarter and first nine months of 2008, respectively. The increase in loss from operations during the third quarter and first nine months of 2008 was primarily due to the expansion of the engineering development organization and development activities in our Semiconductor segment relating to our WiMAX baseband chipsets and multi-band Radio Frequency Integrated Circuits and the establishment of a sales and marketing organization in the third quarter of 2007 in preparation for the anticipated commercialization of our chipsets and integrated circuits.

Multimedia

Revenues for the Multimedia segment increased $6.8 million and $22.4 million during the third quarter and first nine months of 2008, respectively. The increase in Multimedia segment revenues during the third quarter and first nine months of 2008 resulted primarily from unit sales growth and market penetration of mobile subscriber services by our customer base, which includes wireless carriers and mobile phone and wireless device manufacturers.

Loss from operations for the Multimedia segment decreased $4.9 million and $13.0 million during the third quarter and first nine months of 2008, respectively. The decrease in loss from operations during the third quarter and first nine months of 2008 was primarily attributable to the $3.2 million and $12.7 million, respectively, increases in technology licensing and royalty fee revenues recognized by our Multimedia segment since these revenues have minimal associated costs.

Strategic Initiatives

Revenues for the Strategic Initiatives segment increased $0.5 million and $2.7 million during the third quarter and first nine months of 2008, respectively. Strategic Initiatives segment revenues represent customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary, acquired in July 2007.

In the third quarter of 2008, the Strategic Initiatives segment generated income from operations of $11.3 million, as compared to a loss from operations of $4.9 million for the third quarter of 2007. Loss from operations for the Strategic Initiatives segment decreased $6.5 million during the first nine months of 2008. The income from operations generated in the third quarter of 2008 and the decrease in loss from operations for the first nine months of 2008 is a result of the gain on sale of wireless spectrum licenses of $19.3 million recognized in the third quarter of 2008.

Absent the gain on sale of wireless spectrum licenses, the Strategic Initiatives segment would have generated a loss from operations of $8.0 million and $23.0 million during the third quarter and first nine months of 2008, respectively, representing increases of $3.1 million and $12.8 million, respectively, from the comparable periods in 2007. The increase in loss from operations during the third quarter and first nine months of 2008, absent the gain on sale of wireless spectrum licenses, was primarily attributable to increases in amortization of wireless spectrum licenses and purchased intangibles of $1.8 million and $5.8 million, respectively, resulting from additional wireless spectrum licenses acquired in North America and Europe during 2007, and our acquisition of WiMax Telecom in July 2007.

Other or Unallocated

The loss from operations classified as Other or Unallocated increased $0.4 million and decreased $1.1 million during the third quarter and first nine months of 2008, respectively. The increase in loss from operations during the third quarter of 2008 is primarily attributable to the $2.2 million asset impairment charge and $1.7 million lease abandonment charge recognized in the third quarter of 2008 related to our global restructuring initiative, offset by a decline in professional fees due to a higher level of mergers and acquisition activity in the third quarter of 2007.

The decrease in loss from operations during the first nine months of 2008 was primarily attributable to the $2.2 million asset impairment charge and $1.7 million lease abandonment charge recognized in the third quarter of 2008 related to our global restructuring initiative, offset by an increased amount of corporate and administrative expenses being allocated to the operating segments primarily as a result of the acquisitions in 2007.

Discontinued Operations

The results of operations of the discontinued Networks segment are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Hardware revenues	$ 19,987	$ 6,877	$ 44,509	$ 11,949
Operating expenses:
Cost of hardware revenues	21,761	15,885	47,905	24,118
Engineering, research and development	14,958	22,487	58,784	46,606
Sales and marketing	3,592	3,947	15,069	6,425
General and administrative	4,143	3,582	11,009	7,649
Asset impairment charges	167,689	—	169,885	—
Restructuring charges	4,084	—	4,202	—
Purchased in-process research and development costs	—	11,200	—	11,200
Total operating expenses	216,227	57,101	306,854	95,998
Loss from operations	(196,240)	(50,224)	(262,345)	(84,049)
Other income (expense), net	850	(1,635)	(198)	(1,747)
Loss before provision for income taxes and minority interest	(195,390)	(51,859)	(262,543)	(85,796)
Income tax provision	(797)	—	(966)	—
Net loss	$ (196,187)	$ (51,859)	$ (263,509)	$ (85,796)

Hardware Revenues

The $13.1 million increase in hardware revenues during the third quarter of 2008 was primarily attributable to increased revenues recognized by our IPWireless subsidiary related to sales of wireless broadband and mobile broadcast network products and services.

The $32.6 million increase in hardware revenues was primarily attributable to the first nine months of 2008 reflecting a full nine months of revenues from our IPWireless subsidiary, acquired in May 2007.

Cost of Hardware Revenues

The $5.9 million increase in cost of hardware revenues during the third quarter of 2008 is primarily attributable to a non-cash charge of $4.8 million recognized in the third quarter of 2008 related to the write-off of the inventory and deferred cost of revenues at our GO Networks subsidiary. As a result of the discontinuance of the operations at our GO Networks subsidiary, we determined that the cost of the inventory held by GO Networks is not realizable and exceeds its fair value. Additionally, we wrote-off the remaining deferred cost of revenues of GO Networks since we do not anticipate realizing the associated deferred revenues. The remainder of the increase in cost of revenues is due to increased revenues recognized by our IPWireless subsidiary in the third quarter of 2008.

The $23.8 million increase in cost of hardware revenues during the first nine months of 2008 primarily reflects a full nine months of sales from our IPWireless subsidiary, acquired in May 2007, as well as the $4.8 million non-cash charge recognized in the third quarter of 2008 related to the write-off of the inventory and deferred cost of revenues at our GO Networks subsidiary.

We use third-party subcontractors to manufacture the products sold by our Networks segment and these costs make up the substantial majority of cost of revenues.

Engineering, Research and Development

The $7.5 million decrease in engineering, research and development expenses during the third quarter of 2008 is primarily a result of the global restructuring initiative we implemented in the third quarter of 2008, which included workforce reductions and scaling back certain research and development programs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

The $12.2 million increase in engineering, research and development expenses during the first nine months of 2008 primarily reflects a full nine months of engineering, research and development expenses as well as increased mobile TV and multimedia multicast systems research and development activities at our IPWireless subsidiary, acquired in May 2007.

Sales and Marketing

The $0.4 million decrease in sales and marketing expenses during the third quarter of 2008 is primarily a result of the global restructuring initiative we implemented in the third quarter of 2008, which included reductions in workforce and certain discretionary costs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

Of the $8.6 million increase in sales and marketing expenses during the first nine months of 2008, $4.7 million reflects a full nine months of sales and marketing expenses at our IPWireless subsidiary, acquired in May 2007, $2.9 million relates to our establishment of a Latin America sales and marketing operation in the second half of 2007 and the remainder relates to increased marketing activities at our GO Networks subsidiary and our mobile broadband network systems support and services organizations.

General and Administrative

The $0.6 million increase in general and administrative expenses during the third quarter of 2008 is primarily attributable to an increase in amortization of purchased intangible assets related to our acquisitions of GO Networks and IPWireless in 2007.

The $3.4 million increase in general and administrative expenses during the first nine months of 2008 reflects a full nine months of general and administrative expenses at our IPWireless subsidiary, acquired in May 2007.

Asset Impairment Charges

In connection with the implementation of our global restructuring initiative, we reviewed the goodwill and long-lived assets of our Networks segment for impairment and determined that indicators of impairment were present for the goodwill, intangible assets and certain other long-lived assets. We performed an impairment assessment of these assets and concluded that the carrying value of certain of the assets exceeded their fair value.  Accordingly, during the third quarter of 2008, we recognized an impairment loss of $167.7 million.

The impairment loss of $169.9 million that we recognized during the first nine months of 2008 also reflects the $2.2 million impairment loss we recognized in the second quarter of 2008 related to an office building we own in Nevada that we are actively marketing for sale through a national brokerage firm.

The asset impairment charge recognized in the third quarter of 2008 related to our discontinued operations is preliminary in nature and may be subject to adjustment upon completion of the second step of the goodwill impairment test which is anticipated to be completed during the fourth quarter of 2008.

We may incur additional asset impairment charges in the fourth quarter of 2008 as we continue to implement our global restructuring initiative.

Restructuring Charges

In connection with the implementation of our global restructuring initiative, in the third quarter of 2008, we terminated approximately 151 employees in our Networks segment. Accordingly, during the third quarter of 2008, we incurred employee termination costs of $3.7 million and lease abandonment charges of $0.4 million related to our Networks segment. During the first nine months of 2008, we incurred employee termination costs of $3.8 million and lease abandonment charges of $0.4 million related to our Networks segment.

Purchased In-Process Research and Development Costs

Purchased in-process research and development costs totaled $11.2 million during the third quarter and first nine months of 2007 and reflects the assigned values of IPWireless' next-generation backwards compatible chip for use in wireless devices. The values allocated to purchased in-process research and development costs were based on projects that had not reached technological feasibility and had no alternative future uses and were determined through established valuation techniques used in the high technology industry. These costs were expensed at the date of acquisition.

Other Income (Expense), Net

Other income, net, during the third quarter of 2008 was $0.9 million, as compared to other expense, net of $1.6 million during the third quarter of 2007. During the first nine months of 2008, other expense, net decreased $1.5 million. The change in other income (expense), net during third quarter and first nine months of 2008 was primarily attributable to a favorable exchange rate variance in relation to a Euro-denominated liability of our IPWireless subsidiary which resulted from the strengthening of the U.S. dollar versus the Euro in the third quarter of 2008.

Income Tax Provision

The income tax provision for the third quarter and first nine months of 2008 primarily relates to a deferred tax asset of our Cygnus subsidiary which was reversed in the third quarter of 2008 as we do not believe that we will ultimately realize the associated tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in July 2006 and the net proceeds of $351.1 million from our issuance of Series A Preferred Stock in March 2007. Our total unrestricted cash, cash equivalents and marketable securities at September 27, 2008 totaled $7.1 million.

On October 9, 2008, we issued the Second Lien Notes due 2010 (the "Second Lien Notes") in the aggregate principal amount of $105.3 million. After payment of transaction-related fees and expenses, we received net proceeds of approximately $89 million to be used solely in connection with the ordinary course business operations and not for any acquisition of assets or businesses or other uses. In related transactions, we entered into amendments to our Senior Notes and issued Exchange Notes in an aggregate principal amount of $478.3 million in exchange for all of our outstanding shares of Series A Preferred Stock. These related activities were consummated to satisfy the funding conditions under our Second Lien Notes commitment and to facilitate our global restructuring initiative. We did not receive any proceeds from the issuance of the Exchange Notes.

Additionally, in an effort to reduce our future working capital requirements, in the third quarter of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we intend to, among other things, divest our network infrastructure businesses, pursue the sale of certain other of our businesses and assets, and complete other cost reduction actions. In October 2008, we expanded our restructuring initiative in connection with the Second Lien Notes financing through the adoption of the Operating Budget, the appointment of an interim Chief Operating Officer and the formation of a Governance Committee of our Board of Directors with responsibilities for monitoring compliance with the Operating Budget and overseeing certain asset management activities contemplated by the Operating Budget. We believe the completion of the actions contemplated by our Operating Budget, along with our existing cash, cash equivalents and marketable securities, projected revenues from our Multimedia segment and the proceeds from the issuance of the Second Lien Notes, will be sufficient to meet our estimated working capital requirements at least through September 2009.

The following table presents our working capital (deficit), and our cash, cash equivalents and marketable securities balances:

(in millions)	September 27, 2008	June 28, 2008	Increase (Decrease) for the Three Months Ended September 27, 2008	December 29, 2007	Decrease for the Nine Months Ended September 27, 2008
Working capital (deficit)	$ (73.1)	$ 159.4	$ (232.5)	$ 258.1	$ (331.2)
Cash and cash equivalents	$ 6.0	$ 35.1	$ (29.1)	$ 47.6	$ (41.6)
Marketable securities	1.1	25.9	(24.8)	113.7	(112.6)
Total cash, cash equivalents and marketable securities-continuing operations	7.1	61.0	(53.9)	161.3	(154.2)
Cash and cash equivalents – discontinued operations	5.6	5.7	(0.1)	5.4	0.2
Total cash, cash equivalents and marketable securities	$ 12.7	$ 66.7	$ (54.0)	$ 166.7	$ (154.0)

Uses of Cash, Cash Equivalents and Marketable Securities

The following table presents our utilization of cash, cash equivalents and marketable securities:

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Beginning cash, cash equivalents and marketable securities	$ 66.7	$ 356.2	$ 166.7	$ 200.7
Cash from sale of wireless spectrum licenses	35.8	—	35.8	—
(Increase) decrease in restricted cash	(57.2)	—	17.8	—
Proceeds from the issuance of Series A Senior Convertible Preferred Stock, net of issuance costs	—	—	—	351.1
Proceeds from long-term debt	21.5	—	21.5	—
Cash paid for business combinations, net of cash acquired and returned under claims	4.9	(20.9)	(0.3)	(84.6)
Cash paid for acquisition of wireless spectrum licenses and subsequent lease obligations	(0.2)	(0.5)	(9.5)	(37.4)
Net operating cash used by continuing operations	(42.5)	(34.2)	(128.9)	(80.3)
Purchases of property and equipment	(3.4)	(5.5)	(5.8)	(8.6)
Cash advances to our equity method investee	—	—	(0.5)	—
Other, net	(2.3)	1.1	(4.5)	(1.2)
Net operating and investing cash used by discontinued operations	(10.6)	(34.5)	(79.6)	(78.0)
Ending cash, cash equivalents and marketable securities	12.7	261.7	12.7	261.7

Less cash and cash equivalents - discontinued operations	(5.6)	(5.6)	(5.6)	(5.6)
Ending cash, cash equivalents and marketable securities – continuing operations	$ 7.1	$ 256.1	$ 7.1	$ 256.1

The decrease in cash, cash equivalents and marketable securities of $54.0 million during the third quarter of 2008 is primarily due to a net increase in restricted cash of $57.2 million, operating cash used by continuing operations of $42.5 million, operating and investing and financing cash used by discontinued operations of $10.6 million and purchases of property and equipment of $3.4 million, partially offset by cash received from the sale of a wireless spectrum license of $35.8 million and proceeds from long-term debt of $21.5 million.

The decrease in cash, cash equivalents and investments of $94.5 million during the third quarter of 2007 is due to $20.9 million paid for business combinations, primarily in our acquisition of IPWireless in May 2007, $0.5 million paid for wireless spectrum licenses and subsequent lease obligations, operating cash used by continuing operations of $34.2 million, operating and investing cash used by discontinued operations of $34.5 million and $5.5 million in purchases of property and equipment.

The decrease in cash, cash equivalents and marketable securities of $154.0 million during the first nine months of 2008 is primarily due $9.5 million in cash paid for wireless spectrum licenses and subsequent lease obligations, including cash paid to acquire Southam Chile, operating cash used by continuing operations of $128.9 million, operating and investing cash used by discontinued operations of $79.6 million and purchases of property and equipment of $5.8 million, partially offset by cash received from the sale of a wireless spectrum license of $35.8 million, proceeds from long-term debt of $21.5 million and the net release of $17.8 million from restricted cash.

The increase in cash, cash equivalents and investments of $61.0 million during the first nine months of 2007 is due to the net proceeds of $351.1 million from the issuance of 355,000 shares of our Series A Preferred Stock in March 2007, partially offset by $84.6 million paid for business combinations, $37.4 million paid for wireless spectrum licenses and subsequent lease obligations, operating cash used in operating activities of $80.3 million, operating and investing cash used by discontinued operations of $78.0 million and $8.6 million in purchases of property and equipment.

Significant Investing Activities During the First Nine Months of 2008

Significant investing activities during the first nine months of 2008 included the following:

•

We paid $50.0 million of additional purchase consideration to the selling shareholders of IPWireless as a result of the achievement of certain product shipment milestones in 2007 as specified in the acquisition agreement. Of the amount paid, $4.4 million was paid in cash and $45.6 million was paid through the issuance of approximately 9.0 million net shares of our common stock. Additionally, $4.9 million in cash was returned to us as a result of the settlement of our escrow claim in relation to our acquisition of IPWireless.

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

•

In April 2008, we acquired all of the outstanding equity interests of Southam Chile for cash, including closing costs, totaling $4.8 million, assumed liabilities of $3.8 million and additional cash payments of up to $1.7 million upon the occurrence of certain specified events prior to the third anniversary of the acquisition date.

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

•

Capital expenditures totaling $5.8 million, which were primarily related to the acquisition of network base stations by our WiMax Telecom subsidiary in preparation for the build-out of a WiMAX network in Croatia in 2008, the purchase of additional testing and engineering equipment by our Semiconductor segment and capitalized costs related to the implementation of our enterprise resource planning system at certain of our subsidiaries acquired in 2007.

Significant Financing Activities During the First Nine Months of 2008

Significant financing activities during the first nine months of 2008 included the following:

•

During the first nine months of 2008, under the terms of the amended purchase agreement for the Senior Notes, we withdrew the full amount of the $75.0 million cash reserve account established as collateral for the Senior Notes for use in funding our business plan. In order to complete the withdrawal from the cash reserve account, we paid consent fees totaling $10.5 million during the first nine months of 2008.

•

In August 2008, we entered into a non-recourse loan with UBS under which we were advanced $21.5 million, representing 85% of the aggregate principal amount of our auction rate securities portfolio managed by UBS. Under the terms of the collateralized loan agreement, as our auction rate securities are sold, the line of credit will be immediately and automatically repaid using the proceeds from the sale. The line of credit bears interest at the prevailing 30-day LIBOR rate plus 25 basis points, which approximates the interest rate payable to us on our auction rate securities. The collateralized loan is payable upon demand by UBS.

Looking Forward

We believe the completing of the asset disposition and cost reduction actions contemplated by our Operating Budget, along with the proceeds from the issuance of the Second Lien Notes, our current cash, cash equivalents and marketable securities, and projected revenues from our Multimedia segment will be sufficient to meet our estimated working capital requirments at least through September 2009.

We anticipate our PacketVideo subsidiary will need minimal cash investments through September 2009. Our PacketVideo subsidiary, which is reported in our Multimedia segment, supplies multimedia software and server solutions to many of the world’s largest wireless carriers and wireless handset manufacturers, who use it to transform a mobile phone into a feature-rich multimedia device that provides people with the ability to stream, download and play video and music, receive live TV broadcasts, and engage in two-way video telephony.

We have initiated several tactical steps to minimize our future working capital needs for our other business units and subsidiaries, including divesting our Semiconductor business unit and our IPWireless subsidiary. Additionally, we have initiated divestiture actions for our WiMax Telecom business, which is reported in our Strategic Initiatives segment, and consists of strategic investments in European wireless spectrum and wireless broadband network operations.

In addition, in relation to our acquisition of IPWireless:

•

Additional purchase consideration of $1.6 million earned in 2007 is anticipated to be paid during fiscal 2008. Of the amount earned, approximately $0.4 million is payable in cash or shares of our common stock at the election of the representative of the IPWireless shareholders and the remaining $1.2 million is payable in cash or shares of our common stock at our election; and

•

Additional purchase consideration of up to $77.5 million may be paid to the selling shareholders of IPWireless subject to the achievement of certain product shipment milestones in 2008 and 2009 as specified in the acquisition agreement, with potential payments of up to $24.2 million in 2009 and up to $53.3 million in 2010. If earned, up to $56.3 million of such additional consideration will be payable in cash or shares of common stock at our election, up to $18.7 million of such amounts will be payable in cash or shares of common stock at the election of the representative of IPWireless shareholders and up to $2.5 million is required to be paid in cash. We do not anticipate that these milestones will be achieved and accordingly additional purchase consideration will not be due and payable.

Proceeds from the sale of our assets, including wireless spectrum and our office building in Nevada, net of costs to sell, must be used to redeem the Senior Notes, Second Lien Notes and Exchange Notes. We do not anticipate that the proceeds from sales of assets at least through September 2009 will be available to fund our working capital needs.

In order to meet our estimated working capital requirements at least through September 2009, in addition to divesting the business units and subsidiaries described above, we are in the process of obtaining additional financing and implementing certain cost reduction activities as follows:

•

A working capital line of credit collateralized by our accounts receivable from certain significant global wireless operators and wireless network integrators. The working capital line of credit is contemplated in our Operating Budget. There can be no assurance that this line of credit will be available on acceptable terms, if at all.

•

A re-sizing of our corporate overhead functions to match the anticipated reduction in overall global support requirements, including our information technology, legal, finance, human resources and corporate branding and marketing functions, which is contemplated in our Operating Budget.

•	Acceleration of our cost reduction programs.
•	Continued pursuit of wireless spectrum asset sales, which will reduce our outstanding indebtedness thereby reducing the interest costs payable in fiscal year 2009.

Our long term operating success will depend on our ability to execute the cost reduction and divestiture programs within the timeline and Operating Budget restrictions, to obtain favorable cash flow from the continued growth and market penetration of our PacketVideo subsidiary, and optimally executing the wireless spectrum sale program so as to meet debt payment requirements, while simultaneously retaining a significant wireless spectrum portfolio position.

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

There have been no significant changes in our critical accounting policies and estimates from December 29, 2007, other than as described below.

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

Marketable Securities. Our marketable securities have been categorized as available-for-sale and, accordingly, are reported at their fair value. Unrealized gains and losses are reported in other comprehensive income (loss) in stockholders’ equity, unless the decline in value is deemed to be other-than-temporary, in which case the loss is charged to income.

At December 29, 2007, we determined the fair value of our marketable securities using quoted market prices for identical assets (Level 1 inputs). However, at September 27, 2008, our marketable securities, which consisted entirely of auction rate securities, were not actively trading due to the deterioration of overall market conditions and recent weakness in the auction rate securities market. Accordingly, at September 27, 2008, we estimated the fair value of our auction rate securities using the discounted cash flow method (Level 3 inputs), which represents a change in the methodology used to determine fair value since our initial adoption of SFAS No. 157. The discounted cash flow method determines fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities utilized two significant unobservable inputs: a discount rate which represents an estimated market rate of return and an estimated period until sale and/or successful auction of the security. A one year change in the estimated period until sale and/or successful auction of the security or a one percent change in the market rate of return would not result in a material change in the estimated fair value. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty.

At September 27, 2008, we estimated the fair value of certain of our auction rate securities using the discounted cash flow model with a discount rate of 6.1% and an estimated period until recovery of 5.0 years and determined that the fair value of our auction rate securities had declined by $2.7 million. Considering our inability to sell our remaining auction rate securities at auction, the deterioration of overall market conditions and our near-term liquidity needs, we concluded that the decline in the fair value of the auction rate securities was other-than-temporary and, accordingly, we wrote-down our auction rate securities to their estimated fair value and recognized an other-than-temporary impairment loss of $2.7 million during the nine months ended September 27, 2008.

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

The embedded derivatives on the Series A Preferred Stock are not traded on a public exchange. Accordingly, we determine the fair value of these derivatives utilizing a binomial lattice pricing model. Certain of the inputs in the model are observable inputs such as the yield rate, risk free rate, credit spread, stock price and stock price volatility. However, the model also utilizes significant inputs related to the occurrence of certain events triggering redemption that are unobservable and are based upon management’s estimates (Level 3 inputs). Upon completion of the exchange of all of the outstanding shares of our Series A Preferred Stock for the Exchange Notes, which occurred during the fourth quarter, the embedded derivative on the Series A Preferred Stock will be settled.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our unrestricted and restricted cash, cash equivalents and marketable securities at September 27, 2008 aggregated $68.1 million, and include highly liquid commercial paper, certificates of deposit and money market funds as well as auction rate securities. Generally, these securities are not subject to significant interest rate risk due to their highly liquid nature. Accordingly, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

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

Other Market Risk

At September 27, 2008, we held auction rate securities with an aggregate carrying value of $22.5 million. In order to fund our ongoing operations, we have directed our investment portfolio managers to liquidate our auction rate securities and reinvest in more liquid, less risky investments. However, due to weakness in the auction markets, we have been unable to liquidate our remaining auction rate securities and these securities are subject to declines in fair value as a result of their current illiquidity. To date, we have recognized other-than-temporary impairment losses of $2.7 million representing our estimate of the decline in the fair value of our auction rate securities through September 27, 2008.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

We are in the process of evaluating the internal control structures of our recently acquired subsidiaries SDC, acquired in January 2007, GO Networks, acquired in February 2007, IPWireless, acquired in May 2007, WiMax Telecom, acquired in July 2007, Digital World Services, acquired in September 2007, and Websky Argentina, acquired in October 2007, and integrating these acquired entities into our existing internal control structure. In some cases, we anticipate that the internal controls of certain recently-acquired subsidiaries, formerly private companies not subject to the Sarbanes-Oxley Act, will need to be improved to avoid deficiencies that could rise to the level of one or more material weaknesses in internal control over financial reporting once our evaluation of controls is completed. In certain cases, we have begun to implement internal controls improvements at our subsidiaries to address deficiencies that have been identified.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007, in connection with our financial statement close process and our acquisition integration efforts, we identified several control deficiencies at our GO Networks and IPWireless subsidiaries, both of which have been classified as a discontinued operation. Specifically, there were deficiencies in information technology general controls and the availability of a sufficiently trained workforce in the accounting organization. Ernst & Young LLP, in connection with their financial statement audit for the year ended December 29, 2007, also identified control deficiencies in the revenue recognition and financial statement close processes at IPWireless. We may identify additional control deficiencies at our other recently acquired subsidiaries as we work to complete our analysis of internal controls. These deficiencies could rise to the level of one or more material weaknesses in internal control over financial reporting once the evaluation of these controls has been completed.

During the first nine months of 2008, we completed the implementation of our accounting and enterprise resource planning system at certain of our acquired subsidiaries and commenced the implementation of a number of additional internal control measures intended to remedy identified deficiencies at our acquired subsidiaries. We believe the new controls and procedures will address the deficiencies identified. However, our efforts to complete the implementation of internal controls improvements at certain of our acquired subsidiaries and subsequently evaluate internal controls at these subsidiaries have been impacted by our global restructuring initiative, announced in September 2008. All of the businesses comprising our Networks segment, including IPWireless and GO Networks, have been reported as discontinued operations. We do not anticipate that these subsidiaries will be included in our consolidated reporting entity at December 27, 2008 and therefore we have discontinued our efforts to improve and evaluate the internal controls processes of these subsidiaries. Accordingly, if we continue to consolidate IPWireless at December 27, 2008, we may conclude that we have a material weakness in our internal controls over financial reporting for the fiscal year ended December 27, 2008.

Although we have discontinued our efforts to improve and evaluate the internal controls processes of IPWireless and GO Networks, we believe there are sufficient entity-level and other financial statement review controls in place at September 27, 2008 to support the conclusion of our principal executive officer and our principal financial officer that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Except as described above, there have been no changes in our internal control over financial reporting during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 16, 2008, a putative class action lawsuit captioned "Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc., Allen Salmasi, George C. Alex and Frank Cassou, Defendants” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suits allege that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys' fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an expanded class period, between November 27, 2006 through August 7, 2008.

On September 24, 2008, a shareholder derivative suit captioned “Kevin Wailes, derivatively on behalf of NextWave Wireless Inc., Plaintiff, v. Allen Salmasi, William J. Jones, James C. Brailean, Frank A. Cassou, Kevin M. Finn, Roy D. Berger, R. Andrew Salony, George C. Alex, Douglas F. Manchester, Jack Rosen, Robert T. Symington, William H. Webster, David B. Needham, and Kenneth Stanwood, Defendants, and NextWave Wireless Inc., Nominal Defendant”, was filed in the Superior Court for the State of California, County of San Diego, on behalf of us against certain of our officers and directors. The suit also names us as a nominal defendant. Based on allegations substantially similar to the federal securities actions, the suit asserts claims for defendants’ alleged violations of state law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code between March 2007 and the present. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation.

We were notified on July 11, 2008 that the former stockholders of GO Networks have filed a demand for arbitration in connection with the February milestone. In his demand, the stockholder representative has claimed that we owe compensation to the former stockholders of GO Networks on the basis of GO Networks purportedly having partially achieved the February milestone under the acquisition agreement. The stockholder representative seeks damages of $10.44 million. We dispute that the February milestone has been met. The dispute will be administered and heard in accordance with procedures set forth by the International Centre for Dispute Resolution, a division of the American Arbitration Association. We submitted our Statement of Defense on August 25, 2008. A three member arbitration panel has been constituted, but the panel has yet to have its initial conference with the parties. We have been informed by the former stockholders that they intend to seek additional damages related to a second milestone, but no formal arbitration demand has been served.

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

Risks Relating to Our Business

We must successfully restructure our global operations in order to comply with the terms of our Senior Notes and Second Lien Notes and continue as a going concern.

Since our emergence from reorganization in 2005, we have realized significant operating losses during each reporting period and expect to realize further operating losses in the future. At present, the majority of our revenues are generated by our Multimedia segment and Networks segment. We announced in September 2008 our intent to divest our Networks segment and, accordingly, we do not anticipate that sales by our Networks businesses will be a source of recurring future cash flows or revenues. Our other businesses, including our Semiconductor business, have never generated any material revenues and we anticipate a disposition of our Semiconductor business in accordance with our Operating Budget. The revenues generated by our subsidiaries are not currently adequate to cover our operating expenses.

In an effort to reduce our future working capital requirements, in the third quarter of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we intend to, among other things, divest our network infrastructure businesses, which comprise our Networks segment, pursue the sale of certain other of our businesses and assets, and complete other cost reduction actions. In October 2008, we expanded our restructuring initiative in connection with our Second Lien Notes financing through the adoption of the Operating budget, the appointment of an interim Chief Operating Officer and the formation of a Governance Committee of our Board of Directors with responsibilities for monitoring compliance with the Operating Budget and overseeing certain asset management activities contemplated by the Operating Budget. In connection with the implementation of our global restructuring initiative, in the third quarter of 2008, we terminated approximately 224 employees worldwide and vacated three leased facilities in the United States. Accordingly, in the third quarter of 2008, we incurred employee termination costs of $5.1 million, lease abandonment charges of $2.1 million and other restructuring costs of $0.8 million.

The Operating Budget contemplates that we will no longer provide any funding to, or incur liabilities with respect to, the network infrastructure businesses comprising our Networks segment, including our IPWireless, Go Networks and Cygnus Communications subsidiaries, and our Semiconductor and WiMax Telecom business units (the “Named Businesses”) past certain dates as reflected in the budget. If we continue to fund or incur liabilities relating to any Named Business after the designated time, and such support continues for two consecutive monthly reporting periods, there would occur an event of default under our Senior Notes, Second Lien Notes and, if the maturity of the foregoing indebtedness were to be accelerated, our Exchange Notes.

Due to our need to reduce operating losses and comply with our debt covenants, we will seek to sell additional wireless spectrum and expect that the operations of the Named Businesses will be divested on or prior to March 31, 2009. We are continuing our previously-announced efforts to sell our domestic and international wireless spectrum, having retained Deutsche Bank and UBS Investment Bank to explore the sale of our domestic wireless spectrum holdings, and Canaccord Adams to explore the sale of our Canadian wireless spectrum holdings.

While the divestiture or shut-down of the Named Businesses is within our control and we do not expect to trigger an event of default under our notes, the divestiture or shut-down of the Named Businesses, and other cost reduction efforts, are subject to risks including the effect of accounting charges which may be incurred, expenses of employee severance or contract terminations or defaults, or legal claims by employees or creditors. In addition, we may face difficulty in retaining employees, customers or suppliers who may believe that a continued relationship with us is of greater risk due to these restructuring activities. If we cannot successfully complete our restructuring efforts our expenses will continue to exceed our revenue and available funding resources and we will not be able to continue as a going concern.

The terms of our Senior Notes and Second Lien Notes require us to comply with a restrictive operating budget and meet asset sale targets and any failure to comply with these terms will have adverse economic consequences.

The terms of our Senior Notes and Second Lien Notes require us to deliver a six-month Operating Budget to the noteholders on a quarterly basis, which budget is reasonably acceptable to Avenue Capital. Our Operating Budget requires us to cut costs and limits the funding which we may provide to the Named Businesses. We must deliver monthly certifications relating to our cash balances. If we do not maintain a cash balance of at least $15 million, we will trigger an event of default under our Senior Notes and Second Lien Notes and, if the maturity of the foregoing indebtedness were to be accelerated, our Third Lien Notes. If we are unable to certify that our cash balances have not deviated in a negative manner by more than 10% from budgeted balances, default interest will accrue and, if such condition persists, for two monthly reporting periods, if we have not satisfied our obligations to cease funding to the Named Business within the required timeframes, or three monthly reporting periods, if we have satisfied such obligations, an event of default would occur under our Senior Notes, Second Lien Notes, and, if the maturity of the foregoing indebtedness were to be accelerated, our Exchange Notes.

In addition, the terms of our Senior Notes and Second Lien Notes require us to consummate, or enter into agreements pursuant to which we will consummate asset sales for net proceeds of at least $350 million on or prior to March 31, 2009 (inclusive of net proceeds from $150 million of previously announced asset sales). Due to our need to reduce operating losses and comply with the terms of our Operating Budget, we expect that the operations of the Named Business will be sold or discontinued on or prior to March 31, 2009, but do not expect that the disposition of the Named Businesses will generate proceeds sufficient to meet our asset sale targets. Accordingly, we are continuing our previously-announced efforts to sell our domestic and international wireless spectrum, having retained Deutsche Bank and UBS Investment Bank to explore the sale of our domestic wireless spectrum holdings, and Canaccord Adams to explore the sale of our Canadian wireless spectrum holdings, and will consider the sale of other assets.

As we have previously disclosed, our efforts to sell the remainder of our U.S. spectrum assets on favorable terms has been delayed by current market conditions, as well as regulatory and other market activities involving potential buyers. As of September 30, 2008, we are continuing to have discussions with numerous parties who have expressed interest in our various AWS, WCS, BRS/EBS and international spectrum assets. However, we believe that adverse economic conditions continue to affect potential purchasers of our wireless spectrum assets, and there can be no assurance as to the timing of further spectrum sales. If we are not able to meet the asset sale targets described above, our Senior Notes will accrue additional interest at a rate of 2% per annum from and after March 31, 2009 and the holders of our Second Lien Notes will be entitled to receive additional warrants to purchase 10 million shares of our common stock at a price per share of $0.01.

We are highly leveraged and our operating flexibility will be significantly reduced by our debt covenants.

Upon issuance of the Second Lien Notes and the Exchange Notes in October 2008, our total indebtedness will include our Senior Notes with an aggregate principal amount of $350 million, our Second Lien Notes with an aggregate principal amount of $105 million and our Exchange Notes with an aggregate principal amount of $478 million. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things;

•	pay dividends to our stockholders;

•	incur, or cause our subsidiaries to incur, additional indebtedness or incur liens;

•	sell assets for consideration other than cash;

•	consolidate or merge with or into other companies;

•	issue shares of our common stock or securities of our subsidiaries;

•	make capital expenditures or other strategic investments in our business not contemplated by the Operating Budget; or

•	acquire assets or make investments.

We anticipate that our overall level of indebtedness and covenant restrictions will:

•	limit our ability to pursue business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;

•	place us at a competitive disadvantage relative to our competitors with less indebtedness;

•	render us more vulnerable to general adverse economic, regulatory and industry conditions; and

•	require us to dedicate a substantial portion of our cash flow, as well as all proceeds from asset sales, to service our debt.

Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our ability to substantially improve our operating performance, which will be subject to general economic and competitive conditions and to financial, business and other factors, many of which are or may be beyond our control. If our operating results, cash flow or asset sale proceeds prove inadequate, we could face substantial liquidity problems and might be required to accelerate asset sales, forego expenditures permitted by the Operating Budget or shut down businesses on an accelerated basis to meet our debt and other obligations. Further, any of these actions may not be sufficient to allow us to comply with our debt covenants or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts, to refinance our indebtedness or to successfully undertake any of these other actions could have a material adverse effect on us.

A breach of any covenants contained in the purchase agreements could result in a default under our indebtedness. If we are unable to repay or refinance those amounts, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and substantially all of our other assets.

Our ability to retire our debt on or prior to its maturity dates will require us to successfully sell the majority of our domestic and international spectrum assets.

We expect that we will be required to successfully monetize most of our wireless spectrum assets in order to retire our debt. There is no guarantee that we will be able to find third parties interested in purchasing our wireless spectrum assets at prices sufficient to retire this debt prior to maturity. Upon closing of the remainder of the previously announced sales of our AWS spectrum licenses, we will realize a significant return on our original investment in these licenses.  However, there can be no assurance that we will realize a similar return upon the sale of our remaining wireless spectrum holdings.  Although we believe that the fair value of our wireless spectrum assets at least approximates the carrying value, the sale price of our wireless spectrum assets will be impacted by, among other things:

•	the FCC’s final resolution of ongoing proceedings regarding interference from satellite digital audio radio services to our WCS spectrum licenses;

•	build out or substantial service requirements attached to our domestic and international spectrum licenses, where a failure to comply with these requirements could result in license forfeiture;

•	timing of closure of potential sales, particular if it is necessary to accelerate the planned sale of certain of our spectrum licenses in order to meet debt payment obligations;

•	worldwide economic conditions which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in global WiMAX network deployments; and

•	availability of capital for prospective spectrum bidders has been negatively impacted by the downturn in the credit and financial markets.

While we have no material debt maturities prior to July 2010, the United States credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, as well as our operating losses, we may not be able to refinance our existing debt at maturity on favorable terms, or at all. If we are unable to pay our debt at maturity, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries.

The failure of our Multimedia segment to sustain and grow its business in the current challenging economic climate may adversely impact our ability to comply with our Operating Budget and will have an adverse effect on our business.

The Operating Budget adopted in connection with our Second Lien Notes financing assumes a positive level of operating performance will continue at our Multimedia segment. If our Multimedia segment business were to deteriorate, our ability to meet the targeted cash balance levels set forth in the Operating Budget, and required to be certified to the holders of our Second Lien Notes and Senior Notes, may be impacted. In addition, upon the divestiture and/or discontinuation of operations of our network infrastructure subsidiaries, substantially all of our operating revenues will be generated by our Multimedia segment. Current economic conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on the products and services offered by our Multimedia segment, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the wireless communications markets. If the economy or markets in which we operate continue to deteriorate, the business, financial condition and results of operations of our Multimedia segment will likely be materially and adversely affected. If our Multimedia segment experiences a significant decline in its revenues or operating margins, this will have a significant adverse effect on our business and our ability to comply with our debt covenants.

Our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share.

On October 7, 2008, we received a Staff Deficiency Letter from The NASDAQ Stock Market LLC, or NASDAQ, notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 4450(a)(5), or the Rule, because the closing bid price for our Common Stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with Marketplace Rule 4450(e)(2), we were provided a period of 180 calendar days to regain compliance. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of the Rule until January 19, 2009, and as a result, the period during which we have to regain compliance has been extended to July 10, 2009. If at any time before July 10, 2009, the bid price of our Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by July 10, 2009, our Common Stock will be subject to delisting from The NASDAQ Global Market.

In the event that we receive notice that our common stock is being delisted from The NASDAQ Global Market, NASDAQ rules permit us to appeal any delisting determination by the NASDAQ staff to a NASDAQ Listing Qualifications Panel. Alternatively, NASDAQ may permit us to transfer the listing of our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 4310(c), except for the bid price requirement. If our application for transfer is approved, we would have an additional 180 calendar days to comply with the Minimum Bid Price Rule in order to remain on The NASDAQ Capital Market.

We will continue to monitor the bid price for our common stock and consider various options available to us if our common stock does not trade at a level that is likely to regain compliance.

Delisting from The NASDAQ Global Market could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock from the NASDAQ Stock Market were to occur, our common stock would trade on the OTC Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

We have recently acquired private companies that were not subject to Sarbanes-Oxley regulations and, therefore, they may lack the internal controls of a public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.We have ceased efforts to improve control deficiencies at certain of such subsidiaries because they have been classified as discontinued and accordingly, if we fail to dispose of such subsidiaries prior to fiscal year-end, we may identify a material weakness in internal control over financial reporting for the year ended December 27, 2008.

We have acquired private companies that were not previously subject to Sarbanes-Oxley regulations and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under the Sarbanes-Oxley Act of 2002. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of

December 29, 2007 did not include the internal controls of the recent acquisitions of SDC, acquired in January 2007, GO Networks, acquired in February 2007, IPWireless, acquired in May 2007, WiMax Telecom, acquired in July 2007, Digital World Services, acquired in September 2007, and Websky Argentina, acquired in October 2007, which are included in our 2007 consolidated financial statements and constituted $64.3 million and $97.9 million of total assets and total liabilities, respectively, as of December 29, 2007 and $24.7 million and $94.1 million of total revenues and operating loss, respectively, for the fiscal year then ended. Management did not assess the effectiveness of internal control over financial reporting at the entities listed above because we did not have the ability to assess those controls due to the timing of the acquisitions.

Except for operations which have been discontinued, we continue to evaluate and integrate these acquired entities into our existing internal control structure. In some cases, we anticipate that the internal controls of certain recently-acquired subsidiaries will need to be improved to avoid deficiencies that could rise to the level of one or more material weaknesses in internal control over financial reporting once our evaluation of controls is completed. As previously disclosed, in connection with our financial statement close process and our acquisition integration efforts, we identified several control deficiencies at our GO Networks and IPWireless subsidiaries, both of which have been classified as discontinued operations. Specifically, there were deficiencies in information technology general controls and the availability of a sufficiently trained workforce in the accounting organization. Ernst & Young LLP, in connection with their financial statement audit for the year ended December 29, 2007, also identified control deficiencies in the revenue recognition and financial statement close processes at IPWireless. We may identify additional control deficiencies at our other recently acquired subsidiaries as we work to complete our analysis of internal controls. While the deficiencies identified to date have not resulted in the inability of our CEO and CFO to certify as to the effectiveness of our disclosure controls and procedures, these deficiencies could rise to the level of one or more material weaknesses in internal control over financial reporting once the evaluation of these controls has been completed.

During the first nine months of 2008, we completed the implementation of our accounting and enterprise resource planning system at certain of our acquired subsidiaries and commenced the implementation of a number of additional internal control measures intended to remedy identified deficiencies at our acquired subsidiaries. We believe the new controls and procedures will address the deficiencies identified. However, our efforts to complete the implementation of internal controls improvements at certain of our acquired subsidiaries and subsequently evaluate internal controls at these subsidiaries have been impacted by our global restructuring initiative, announced in September 2008. All of the businesses comprising our Networks segment, including IPWireless and GO Networks, have been reported as discontinued operations. We do not anticipate that these subsidiaries will be included in our consolidated reporting entity at December 27, 2008 and therefore we have discontinued our efforts to improve and evaluate the internal controls processes of these subsidiaries. Accordingly, if we continue to consolidate IPWireless at December 27, 2008, we may conclude that we have a material weakness in our internal control over financial reporting for the fiscal year ended December 27, 2008.

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

We have become and may continue to be the target of securities class action suits and derivative suits which could result in substantial costs and divert management attention and resources.

Securities class action suits and derivative suits are often brought against companies following periods of volatility in the market price of their securities. Defending against these suits can result in substantial costs to us and divert the attention of our management.

On September 16, 2008, a putative class action lawsuit captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc., Allen Salmasi, George C. Alex and Frank Cassou, Defendants” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suits allege that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an expanded class period, between November 27, 2006 through August 7, 2008.

On September 24, 2008, a shareholder derivative suit captioned “Kevin Wailes, derivatively on behalf of NextWave Wireless Inc., Plaintiff, v. Allen Salmasi, William J. Jones, James C. Brailean, Frank A. Cassou, Kevin M. Finn, Roy D. Berger, R. Andrew Salony, George C. Alex, Douglas F. Manchester, Jack Rosen, Robert T. Symington, William H. Webster, David B. Needham, and Kenneth Stanwood, Defendants, and NextWave Wireless Inc., Nominal Defendant” was filed in the Superior Court for the State of California, County of San Diego, on behalf of NextWave against certain of the Company’s officers and directors. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities actions, the suit asserts claims for defendants’ alleged violations of state law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code between March 2007 and the present. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation.

We operate in an extremely competitive environment which could materially adversely affect our ability to win market acceptance of our products and achieve profitability.

We operate in an extremely competitive market and we expect such competition to increase in the future.

Our semiconductor business, which is developing and selling products based on the WiMAX standard, will be competing with well established, international companies that are engaged in the development, manufacture and sale of products and technologies that support the same technologies, as well as alternative wireless standards such as High Speed Downlink Packet Access (“HSDPA”) and Long Term Evolution (“LTE”). Companies that support these alternative wireless technologies include well established industry leaders such as Alcatel, Ericsson, Lucent, Motorola, Nokia, Nortel, QUALCOMM, Samsung and Siemens.

We also will be competing with numerous companies that are currently developing or marketing WiMAX products and technologies including Airspan, Beceem, Fujitsu, Intel, Motorola, Nortel, RunCom, Samsung, Sequans and WaveSat. Some of these companies have significantly greater financial, technical development, and marketing resources than we do, are already marketing WiMAX semiconductor products, and have established a significant time to market advantage. Some of these companies are also our potential customers and partners and may not be available to us if they develop competing products.

Our PacketVideo subsidiary competes primarily with the internal multimedia software design teams at the OEM handset manufacturers to whom they market their products and services. Importantly, these OEMs represent some of PacketVideo’s largest customers. In addition several companies, including Flextronics/Emuzed, Hantro, Nextreaming, Philips Software, Sasken and Thin Multimedia also currently provide software products and services that directly or indirectly compete with PacketVideo’s products. As the market for embedded multimedia software evolves, we anticipate that additional competitors may emerge including Apple Computer, Real Networks and OpenWave.

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

Our products and technologies are inherently complex and may contain defects and errors that are detected only when the products are in use. Further, because our products and technologies serve as critical functions in our customers’ products and/or networks, such defects or errors could have a serious impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects in our products and technologies or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability and that of our customers and licensees to ship products on a timely basis as well as customer or licensee demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. We and our customers or licensees may also experience component or software failures or defects which could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third-party manufacturers or those of our customers or licensees. Resolving any defect or failure related issues could consume financial and/or engineering resources that could affect future product release schedules. Additionally, a defect or failure in our products and technologies or the products of our customers or licensees could harm our reputation and/or adversely affect the growth of our business.

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

We operate or hold spectrum through various subsidiaries and joint ventures in Argentina, Austria, Canada, Chile, Croatia, Germany, Norway, Slovakia and Switzerland and have additional operations located in Brazil, Finland, France, Germany, India, Japan, Mexico, South Korea, Switzerland and the United Kingdom. We may continue to expand our international operations and potentially enter new international markets through acquisitions, joint ventures and strategic alliances.

Our activities outside the United States operate in different competitive and regulatory environments than we face in the United States, with many of our competitors having a dominant incumbent market position and/or greater operating experience in the specific geographic market. In addition, in some international markets, foreign governmental authorities may own or control the incumbent telecommunications companies operating under their jurisdiction. Established relationships between government-owned or government-controlled telecommunications companies and their traditional local telecommunications providers often limit access of third parties to these markets. In addition, owning and operating wireless spectrum in overseas jurisdictions may be subject to a changing regulatory environment. In particular, our ownership of wireless broadband spectrum in Argentina remains subject to obtaining governmental approval. We cannot assure you that changes in foreign regulatory guidelines for the issuance or use of wireless licenses, foreign ownership of spectrum licenses, the adoption of wireless standards or the enforcement and licensing of intellectual property rights will not adversely impact our operating results. Due to these competitive and regulatory challenges, our activities outside the United States may require a disproportionate amount of our management and financial resources, which could disrupt our operations and adversely affect our business.

Our businesses which currently generate revenue are dependent on a limited number of customers.

Our Multimedia segment generates the majority of our revenues from continuing operations and is dependent on a limited number of customers. For the three months ended September 27, 2008, sales to three Multimedia customers accounted for 30%, 19% and 14%, respectively, of our consolidated revenues. If any of these customers terminate their relationships with us, our revenues and results of operations could be materially adversely affected.

We are dependent on a small number of individuals, and if we lose key personnel upon whom we are dependent, our business will be adversely affected.

Our future success depends largely upon the continued service of our board members, executive officers and other key management and technical personnel, particularly Allen Salmasi, our Chairman and Chief Executive Officer, Michael Murphy, our interim Chief Operating Officer, and James Brailean, Chief Executive Officer of our NextWave Mobile Products division.

Our key employees represent a significant asset, and the competition for these employees is intense in the wireless communications industry. Due to our history of operating losses and our business restructuring efforts which has resulted, and will continue to result, in the divestiture or discontinuation of operations of some of our subsidiaries, we may have particular difficulty attracting and retaining key personnel given the significant use of incentive compensation by well-established competitors. We do not maintain key person life insurance on any of our personnel. We also have no covenants against competition or nonsolicitation agreements with certain of our key employees. The loss of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could negatively impact our ability to design, develop and commercialize our products and technology.

Risks Relating to Government Regulation

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

Government regulation could adversely impact our development of products and services, our offering of products and services to consumers, and our business prospects.

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

Increasing regulation of the tower industry may make it difficult to deploy new towers and antenna facilities which could adversely affect the value of certain of our wireless spectrum assets.

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

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

On October 23, 2008, IPWireless Denmark ApS, a wholly-owned subsidiary of IPWireless, Inc., filed a request to be adjudicated bankrupt in the Bankruptcy department (“Skifteretten”) of the Court of Aalborg in Denmark. The court conducted a hearing on November 5, 2008 and IPWireless Denmark ApS was adjudicated bankrupt under Denmark law. We anticipate that a trustee will be appointed by the court as a result of the bankruptcy determination. The operations of IPWireless Denmark ApS consisted of 32 employees working on research and development from a leased facility in Aalborg.

On November 6, 2008, the Company filed a Certificate of Elimination of the Series A Senior Convertible Preferred Stock with the Secretary of State of the State of Delaware to reflect the cancellation of all outstanding shares of its preferred stock in connection with the Exchange Notes transaction.

ITEM 6. Exhibits

Exhibit No.	Description

4.1

Second Lien Subordinated Note Purchase Agreement, dated October 9, 2008, among the Company, NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as guarantors, Avenue AIV US, L.P. and Sola Ltd, as the note purchasers, and The Bank of New York Mellon, as collateral agent

4.2

Third Lien Subordinated Exchange Note Agreement, dated October 9, 2008, among the Company, NextWave Wireless LLC., as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as guarantors, the note purchasers party thereto, and The Bank of New York Mellon, as collateral agent

4.3	Warrant Agreement, dated October 9, 2008, between the Company and Avenue AIV US, L.P.

4.4	Warrant Agreement, dated October 9, 2008, between the Company and Sola Ltd.

4.5	Registration Rights Agreement, dated October 9, 2008, between the Company, Avenue AIV US, L.P. and Sola Ltd.

4.6

Second Amendment, dated as of September 26, 2008, to the Purchase Agreement, dated as of July 17, 2006, among the Company, NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and the note holders party thereto

4.7	Designated Director Agreement, dated October 9, 2008, between the Company and Avenue Capital Management II, L.P.

4.8	Certificate of Elimination of the Series A Senior Convertible Preferred Stock of the Company.

10.1	Second Lien Parent Guaranty, dated October 9, 2008, by and among the Company, The Bank of New York Mellon, as collateral agent and the note purchasers party thereto

10.2

Second Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto

10.3

Second Lien Pledge and Security Agreement, dated October 9, 2008, by and among the Company, NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent

10.4	Second Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto

10.5

Intercreditor Agreement, dated October 9, 2008, by and among the Company, as Issuer and Guarantor, NextWave Wireless LLC, as issuer and Guarantor, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc. and Packetvideo Corporation, as subsidiary guarantors, the Bank of New York, as collateral agent, and the note purchasers party thereto

10.6

Third Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto

10.7

Third Lien Pledge and Security Agreement, dated October 9, 2008, by and among the Company, NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent

10.8	Third Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto

10.9	Senior-Subordinated Secured Second Lien Notes Commitment Letter, dated September 17, 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George C. Alex.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for George C. Alex.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTWAVE WIRELESS INC. (Registrant)

November 6, 2008	By:	/s/ George C. Alex
(Date)	George C. Alex
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

4.1

Second Lien Subordinated Note Purchase Agreement, dated October 9, 2008, among the Company, NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as guarantors, Avenue AIV US, L.P. and Sola Ltd, as the note purchasers, and The Bank of New York Mellon, as collateral agent

4.2

Third Lien Subordinated Exchange Note Agreement, dated October 9, 2008, among the Company, NextWave Wireless LLC., as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as guarantors, the note purchasers party thereto, and The Bank of New York Mellon, as collateral agent

4.3	Warrant Agreement, dated October 9, 2008, between the Company and Avenue AIV US, L.P.

4.4	Warrant Agreement, dated October 9, 2008, between the Company and Sola Ltd.

4.5	Registration Rights Agreement, dated October 9, 2008, between the Company, Avenue AIV US, L.P. and Sola Ltd.

4.6

Second Amendment, dated as of September 26, 2008, to the Purchase Agreement, dated as of July 17, 2006, among the Company, NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and the note holders party thereto

4.7	Designated Director Agreement, dated October 9, 2008, between the Company and Avenue Capital Management II, L.P.

4.8	Certificate of Elimination of the Series A Senior Convertible Preferred Stock of the Company.

10.1	Second Lien Parent Guaranty, dated October 9, 2008, by and among the Company, The Bank of New York Mellon, as collateral agent and the note purchasers party thereto

10.2

Second Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto

10.3

Second Lien Pledge and Security Agreement, dated October 9, 2008, by and among the Company, NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent

10.4	Second Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto

10.5

Intercreditor Agreement, dated October 9, 2008, by and among the Company, as Issuer and Guarantor, NextWave Wireless LLC, as issuer and Guarantor, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc. and Packetvideo Corporation, as subsidiary guarantors, the Bank of New York, as collateral agent, and the note purchasers party thereto

10.6

Third Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto

10.7

Third Lien Pledge and Security Agreement, dated October 9, 2008, by and among the Company, NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent

10.8	Third Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto

10.9	Senior-Subordinated Secured Second Lien Notes Commitment Letter, dated September 17, 2008

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George C. Alex.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for George C. Alex.

WGM_TRAILER 2 WGM_TRAILER