Form 10-K
period 2008-12-27
NextWave Wireless Inc.
filed 2009-04-02
CIK 1374993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to ___________________

Commission File Number 000-51958
NextWave Wireless Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5361630
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

10350 Science Center Drive, Suite 210, San Diego, California 92121
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $209,040,870.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court. Yes ☒   No ☐

As of March 25, 2009, there were 103,091,858 shares of common stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III of this Form 10-K.

FORM 10-K

NEXTWAVE WIRELESS INC.

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-K (“Annual Report”) and other reports, documents and materials we will file with the Securities and Exchange Commission (the “SEC”) contain, or will contain, disclosures that are forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words of similar meaning in connection with any discussion of the timing and value of future results or future performance. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks, uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from historical results or those anticipated. These risks include, but are not limited to:

•

our disclosure controls and procedures were determined not be effective as of December 27, 2008, in particular due to a material weakness in our internal control over financial reporting and if we cannot successfully remediate such material weakness, there is a reasonable possibility that a material misstatement in our financial statements will not be prevented or detected;

•	our ability to successfully complete our global restructuring initiative, announced in the third quarter of 2008, is crucial to our ability to continue as a going concern;

•	we are highly leveraged and our operating flexibility will be significantly reduced by our debt covenants;

•

the terms of our 7% Senior Secured Notes due July 17, 2010 (the “Senior Notes”) and Senior-Subordinated Secured Second Lien Notes due December 31, 2010 (the “Second Lien Notes”) require us to certify our compliance with a restrictive operating budget and any failure to comply with these terms will have adverse economic consequences;

•	we will not achieve our asset sale targets under our Senior Notes and Second Lien Notes and will accordingly incur additional interest expense and must issue additional warrants;

•

our ability to retire our debt on or prior to its maturity dates in 2010 and 2011 will require us to successfully sell a substantial portion of our domestic and international spectrum assets and, if such sales are not successful, we may be unable to refinance our debt due to our financial condition and global economic conditions;

•

the failure of our Multimedia segment to sustain and grow its business in the current challenging economic climate may adversely impact our ability to comply with our operating budget and will have an adverse effect on our business;

•	our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share;

•	changes in government regulations or continued adverse global economic conditions could affect the value of our wireless spectrum assets; and

•	we are subject to the other risks described under “Risk Factors” and elsewhere in the information contained or incorporated into this Annual Report.

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

TRADEMARKS AND TRADE NAMES

          CORE™, OpenCORE™, MediaFusion™ and TwonkyMedia™ are trademarks and/or service marks of our wholly owned subsidiary PacketVideo Corporation.

          iPhone™ is a trademark of Apple Inc. Android™ is a trademark of Google Inc. LiMo™ is a trademark of LiMo Foundation, Inc. BREW™ is a trademark of Qualcomm Incorporated.

          All other trademarks, service marks and/or trade names appearing in this document are the property of their respective holders.

PART I.

Item 1.Business

          In this Annual Report, the words “NextWave”, the “Company”, “we”, “our”, “ours”, and “us” refer to NextWave Wireless Inc. and, except as otherwise specified herein, to our subsidiaries. Our fiscal year ended on December 27, 2008.

Our Company

          NextWave Wireless Inc. is a holding company for mobile multimedia businesses and a significant wireless spectrum portfolio. As a result of our global restructuring initiative described below, our continued operations have been focused on two key segments: (1) Multimedia, consisting of the operations of our wholly owned subsidiary PacketVideo Corporation (“PacketVideo” or “PV”) and (2) Strategic Initiatives, focused on the management of our wireless spectrum interests.

          PV develops, produces, and markets advanced mobile multimedia and consumer electronic connectivity product solutions including embedded software for mobile handsets, client-server platforms for mobile media applications such as music and video and software for sharing media in the connected home. At present, PV’s customers include many of the largest mobile handset and wireless service providers in the world including Cisco Linksys, Motorola, Nokia, NTT DoCoMo, Rogers Wireless, Orange, Panasonic, Samsung, Sharp, Sony Ericsson, TeliaSonera, Verizon Wireless and Vodafone India. As wireless service providers continue to upgrade their data services and introduce new platforms such as Android™ and iPhone™, we believe that multimedia applications such as live TV, video-on-demand, and mobile music will remain key driving forces behind global adoption of next-generation wireless technologies and end-user devices. In addition, we believe that consumer electronics and wireless handsets are converging around the concept of a connected home in which media can be shared and enjoyed by consumers on multiple screens, including the television, the PC and the mobile handset. As a result, many telecom operators seek to develop common services across their wireline and wireless businesses. Our business is focused on developing the technologies and products that enable both operators and device manufacturers to deliver these types of advanced mobile multimedia services to customers.

          Our total wireless spectrum holdings currently consist of approximately ten billion MHz POPs (i.e. population) consisting of approximately 220.4 million POPs in the U.S. and 145 million international POPs, including licenses for many large metropolitan areas in the United States, as well as significant holdings in Canada and nationwide licenses in Austria, Croatia, Germany, Norway, Slovakia and Switzerland. We have engaged Deutsche Bank and UBS Investment Bank to market our United States wireless spectrum holdings, and Canaccord Adams to market our Canadian wireless spectrum holdings. As part of these efforts, in the second half of 2008 we sold a portion of our Advanced Wireless Services (“AWS”) spectrum in the United States for net proceeds, after deducting direct and incremental selling costs, of $145.5 million, and recognized gains on these sales totaling $70.3 million. We will seek to sell our wireless spectrum holdings over time to repay our significant secured indebtedness, the aggregate principal amount of which was approximately $808.7 million as of December 27, 2008. Our ability to implement this strategy is subject to significant risks, as described in this Annual Report under the heading “Risk Factors”.

          In 2008, we initiated significant financing and restructuring activities. On October 9, 2008, we issued Second Lien Notes in the aggregate principal amount of $105.3 million, and received net proceeds of approximately $87.5 million to be used solely to fund our ordinary course business operations. Concurrently, we issued Third Lien Subordinated Secured Convertible Notes due December 31, 2011 (the “Third Lien Notes”) in an aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Senior Convertible Preferred Stock ("Series A Preferred Stock"). We did not receive any cash proceeds from the issuance of the Third Lien Notes.

          In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, we commenced the implementation of a global restructuring initiative, pursuant to which we completed the following actions in the second half of 2008:

•	we sold a controlling interest in our IPWireless subsidiary for an upfront cash payment of approximately $1.1 million and future cash payments of up to $0.5 million;

•

we shut down the operations of our network infrastructure businesses, which comprise our Networks segment, including the operations of our GO Networks and Cygnus subsidiaries and our Global Services and NextWave Network Support strategic business units;

•

we initiated bankruptcy liquidation proceedings for three of our network infrastructure subsidiaries in Israel, Denmark and Canada to provide an orderly process for the discontinuance of operations and to advance our divestiture and cost reduction strategy;

•

we retained Canaccord Adams to explore strategic transactions to optimize the value of our semiconductor business and eliminate the need to make on-going capital investments in or incur liabilities relating to this business, and, in the first quarter of 2009, due to the inability to identify any such transaction, we wound down our semiconductor operations and terminated approximately 190 employees; and

•	we retained goetzpartners to explore the sale of our WiMax Telecom business in Europe.

          Several factors led to our decision to implement our global restructuring initiative, including adverse worldwide economic conditions, which we believe have adversely affected manufacturers of telecommunications equipment and technology and caused our discontinued Networks segment to experience lower than projected contract bookings and revenues. We believe these conditions have also led to a delay in global WiMAX network deployments, which have adversely impacted the timing and volume of projected commercial sales of WiMAX products of our discontinued semiconductor business.

          To further enhance our operational flexibility, on April 1, 2009, we obtained a waiver from the holders of our Senior Notes, Second Lien Notes, and Third Lien Notes that adjusts our minimum cash balance requirement from $15 million to $5 million, waives certain events of default relating to timely delivery of a new operating budget, permits us to issue up to $25 million of indebtedness on a pari passu basis with our Second Lien Notes, and allows us to pay certain holders of our Senior Notes payment-in-kind interest at a rate of 14%.  We have also entered into a binding commitment letter with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman and Chief Executive Officer, to provide up to $15 million in working capital financing.

          We believe that the completion of the asset divestiture and cost reduction actions contemplated by our global restructuring initiative, including the diverstiture or shut down of our semiconductor business, our current cash and cash equivalents, projected revenues from our Multimedia segment, our committed $15 million working capital financing and our ability to elect payment in kind interest with respect to at least 50% in aggregate principal amount of our Senior Notes, coupled with the reduction to our minimum cash balance requirement, will allow us to meet our estimated working capital requirements at least through December 2009.  Should we be unable to achieve the revenues and/or cash flows for fiscal year 2009 contemplated in our operating plan, which was approved by the Governance Committee of our Board of Directors on March 27, 2009, we will implement certain additional actions to reduce our working capital requirements including staffing reductions, the deferral of capital expenditures associated with the build-out requirements of our wireless spectrum licenses and reductions in foreign operations.

          If we are unable to achieve the anticipated savings from the implementation of our global restructuring initiative, or to consummate our working capital financing transaction, or if we were to incur significant unanticipated expenditures, we would be required to renegotiate our lending arrangements and we may also be required to seek additional debt and/or equity financing and/or further reduce discretionary spending. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Insufficient capital would significantly restrict our ability to operate and could cause us to seek relief through a filing in the U.S Bankruptcy Court.

Multimedia Segment

          PacketVideo was founded in 1998 and supplies multimedia software and services to some of the world’s largest network operators and wireless handset manufacturers. These companies in turn use PacketVideo’s platform to offer music and video services on mobile handsets, generally under their own brands. In addition, since 2006 PacketVideo has offered software products for use on PCs, consumer electronics and other devices in the home. We believe that media consumption in the home and media consumption on mobile handsets is converging. PV’s TwonkyMedia product line is designed to capitalize on this trend. We are also working with our network operator customers, many of whom also have wireline businesses, to develop services that could be delivered to both the mobile handset and the connected home. We believe that the continued growth in both multimedia-capable wireless handsets (i.e. smartphones) and broadband connectivity over both wired and wireless networks will continue to create market opportunities for PV.

          Competitive Strengths

          Well established industry position. We believe that our PacketVideo subsidiary is a leading independent supplier of multimedia software in the mobile industry, with ten years of expertise. PacketVideo’s customers include many of the world’s largest handset manufacturers such as Fujitsu, HTC, Motorola, Nokia, Panasonic, Samsung, Sharp, and Sony Ericsson, as well as some of the world’s largest network operators including Orange, NTT DoCoMo, Rogers Wireless, TeliaSonera, TELUS Mobility, Verizon Wireless and Vodafone India. PV has also become a leading provider of software for next generation connected home consumer electronics products to companies such as Buffalo, Cisco Linksys, Denon, Hewlett-Packard, Panasonic, Philips, Siemens, Yamaha and Western Digital. In 2008, PV became a founding member of the Open Handset Alliance (“OHA”) led by Google, and supplies the multimedia software subsystem, known as OpenCORE™, for the OHA’s mobile device platform known as Android. As the shift to converged services occurs where multimedia services are accessible via the television, PC and mobile handset, we believe that PacketVideo is in a unique position to support this evolution.

          A unique and flexible portfolio of multimedia products and technologies. We expect mobile TV to continue to grow on a global basis. There is a trend emerging among those watching television programs to now search out the same content over the Internet. Content providers have begun experimenting with content portals that provide popular programming with the same shows that are available on television. According to Juniper Research, the global base for mobile broadcast TV services is likely to exceed $330 million by the end of 2013. Unlike the PC software environment, there are no dominant mobile device operating systems and, in fact, over two dozen such operating systems are currently in use by mobile handset manufacturers worldwide. PacketVideo works with virtually all of the most popular mobile device operating systems in use today. By maintaining this flexible approach, we believe that PacketVideo’s next generation of mobile broadband software will be well-positioned to enjoy continued wide scale industry adoption. We believe that PV’s expertise in the key elements needed to deliver mobile multimedia services puts PV in a unique position to capitalize on this growth.

          A highly accomplished team of wireless technology professionals. PacketVideo is led by a team of highly accomplished veterans with broad experience in the development of wireless communications technologies and solutions. Dr. James Brailean, Chief Executive Officer of PacketVideo, co-founded PacketVideo and has built it into an industry leader over the past ten years.

          Competition

          We continue to experience intense competition for our multimedia products and services. Our competitors range in size from Fortune 500 companies to small, specialized single-product businesses. At present, the primary competitors for our multimedia software products are the internal multimedia design teams at large OEM handset manufacturers such as Nokia, Samsung, LG, Sony Ericsson, Motorola, Apple, RIM, HTC, Palm and others. Many of these companies now offer their own internally developed multimedia services (e.g., Nokia Ovi, SonyEricsson PlayNow) that come bundled with various handset products. While these groups compete against the company in the overall market for wireless multimedia, these companies also represent the primary distribution channel for delivering PacketVideo products. This is because PacketVideo’s mobile operator customers ask these manufacturers to install or preload a version of PacketVideo’s software customized for such mobile operator in handsets that they purchase. In addition to the handset manufacturers, a number of companies compete with PacketVideo at various product levels, including Adobe, Microsoft, MobiTV, NXP Software, Real Networks, Sasken, Streamezzo, SurfKitchen, and UIEvolution, offering software products and services that directly or indirectly compete with PacketVideo.

          For the connected home set of product solutions, our primary competitors again include internal software design terms at large consumer electronics companies like Sony, Microsoft, Cisco Linksys, Samsung and Panasonic. In addition, we face competition from a number of other companies such as Apple, Macrovision, Microsoft, Monsoon Multimedia, the Orb, and Real Networks.

          Although we believe that our products are advantageous and well positioned for success, our business largely depends upon volume based sales of devices into the market. The economic downturn in the global markets has affected consumer spending habits. Our customers and distribution partners, telecommunications companies and consumer electronics device manufacturers, are not immune to such uncertain and adverse market conditions. PacketVideo relies on these partners as distribution avenues for its developed products. Additionally, competitive pressures may cause further price wars in an effort to win or sustain business which will have an effect on overall margins and projections. If economic conditions continue to deteriorate, this may result in lower than expected sales volumes, resulting in lower revenue, gross margins, and operating income.

          The PV Strategy

          The PV strategy is to deliver technologically advanced mobile multimedia and products and technologies to mobile subscriber terminal manufacturers, mobile network operators, and consumer electronics product companies, using a two-pronged approach:

          Deliver rich-media services on PacketVideo’s CORE and OpenCORE technologies for next-generation platforms. Building on its success in developing solutions for BREW™, Microsoft’s Windows Mobile platform and Symbian, PacketVideo will continue to deliver solutions for new platforms such as Android and iPhone along with LiMO driven projects. PacketVideo’s recently announced LiveTV for the iPhone demonstrates its ability to rapidly develop and deliver the next-generation rich-media solutions required by the industry.

          Deliver connected home solutions based on PacketVideo’s TwonkyMedia™ platform. PacketVideo will continue to partner with home routing systems, digital media renderers, network attached storage providers and other evolving and new connected consumer electronics devices to deliver digital home connectivity solutions using DLNA certified devices, as well as proprietary connected devices, to allow seamless sharing of audio, video and photo content. As wireline and wireless premium services continue to converge, PacketVideo will continue to develop multi-screen services for service providers intent on capitalizing on rich media services.

          Grow and extend the Multimedia business. We believe that the number of multimedia enabled smartphones as a percentage of global handsets shipped annually will rise significantly over the next several years. We will seek to maintain PacketVideo’s strong position in this growing market through the growth and extension of its existing multimedia software business and by leveraging its new multimedia convergence products and technologies. At present, the primary competitors for PacketVideo’s multimedia software products are the internal multimedia software design teams at the OEM handset manufacturers to whom PacketVideo markets its products and services. Furthermore, we believe that the deployment of mobile broadband networks will spawn the development of new categories of software applications that capitalize on the distinctive mobility features inherent in mobile broadband systems. While the competition from the OEM’s internal multimedia design teams and other independent multimedia software may increase in the next few years, we believe that PacketVideo will be able to leverage its MediaFusion platform and its family of TwonkyMedia products to fortify its position in the mobile multimedia and converged media software business.

          PV Products and Technologies

          PacketVideo is a global provider of multimedia software and services. PacketVideo’s software transforms a mobile phone or other mobile device into a feature-rich multimedia device that allows people to stream, download, and play video and music, receive live TV, or engage in two way video telephony. PacketVideo’s innovations and engineering leadership have led to breakthroughs in content encoding, content delivery systems, and advanced multimedia-enabled handset development around the world.

          For mobile device manufacturers, shorter product cycles and increasing demand for advanced technologies are driving collaboration with third party solution providers, such as PacketVideo, to aid their product development. We believe that PacketVideo’s technical capabilities and depth of knowledge are key reasons why PacketVideo has been chosen by the world’s largest device manufacturers and network operators to help them quickly develop and introduce new multimedia enabled handsets and multimedia services to the market. PacketVideo’s current suite of device-embedded software solutions are based on a modular architecture to enable rapid integration with the industry’s leading hardware platforms and operating systems.

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

          OpenCORE™ Open-sourced Multimedia Sub-system. PacketVideo is a founding member of the Open Handset AllianceTM, an initiative led by Google to create a new mobile handset platform called AndroidTM. PacketVideo has open-sourced part of its code to provide the multimedia sub-system for Android, allowing developers to create basic audio and video applications for Android. Should device vendors, who have adopted the Android platform wish to create more sophisticated multimedia services in the future, they can migrate to CORE and its capabilities. Additionally, PacketVideo has been recognized for active support of the LiMO Foundation™ and their platform initiatives.

          TwonkyMedia™. TwonkyMedia is a family of customizable software products that auto-detect and link popular devices through the home, allowing end-users to share and enjoy various forms of mobile-multimedia content on the devices of their choice. The TwonkyMedia server is certified by the DLNA, a consortium of more than 300 consumer electronics and technology companies. The software is interoperable with hundreds of other DLNA-compatible home electronic and mobile devices as well as select non-compatible devices including Microsoft’s Xbox 360 and Sony’s PlayStation Portable.

          PacketVideo Mobile TV Solutions. PacketVideo’s mobile TV solutions enable mobile broadcast TV. Features include live streaming TV, VOD, high-performance multimedia codecs, picture-in-picture, personal video recorder, fast channel changing, and support for PacketVideo’s own or third-party electronic service guides.

          PacketVideo DRM Solutions. A mobile implementation of content protection and business rules for commercial media consumption. DRM types supported include: Windows Media DRM, OMA 1.0 and 2.0, and DTCP-IP. In addition, PacketVideo owns, and is further developing a flexible Java DRM solution called Secure Digital Container or SDC which has been adopted by several major operators.

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

          Sales and Marketing

          PacketVideo has ongoing marketing efforts that focus on the wireless industry and partners specific to PacketVideo’s business success. Today, we continue to highlight rich media embedded software development for both handset manufacturers and network service providers. PV’s partnerships span throughout North America, Europe and parts of Asia. We focus on global partner tradeshow events like Mobile World Congress events and developer conferences, continually update our products and solutions collateral, identify and meet with key analysts and promote PV’s commercialized projects through appropriate press and news outlets. For the year ended December 27, 2008, sales to three Multimedia customers, Verizon Wireless, NTT DoCoMo and Sony Ericsson, accounted for 38%, 17% and 14%, respectively, of our consolidated revenues.

          As certain mediums are becoming more popular and useful in disseminating important company and product information, PacketVideo has evolved its strategy. We have begun actively educating developers and partners through dedicated online WebPages, directed targeted video presentations to educate our partners and the general interested audience, created applicable blogs and advanced our participation in consumer related articles on new initiatives like OpenCORE. With the evolution of converged services, which address not only the mobile handset screen but also the PC desktop screen and the set top box television screen, we seek to promote our home connectivity products, such as TwonkyMedia manager, to become the leading standard in home software connectivity. There is a business to business set of marketing activities as well as business to consumer promotions, the latter of which is new to PV’s overall promotional strategy. The TwonkyMedia website, www.twonkymedia.com, is a rich interactive consumer targeted website that offers in-depth information and guides to PV’s latest evolution of the TwonkyMedia suite of products.

          Recent Announcements

•

In December 2008, TeliaSonera, considered one of the world’s largest mobile groups with approximately 100 million total subscribers, launched a music service in Sweden under the name Telia Music Player, and will work with PV to expand the service to additional TeliaSonera regional brands over the next year.

•

At the International Consumer Electronics Show (“CES”) in January 2009, PacketVideo announced that TwonkyMedia server is now shipping standard or bundled on a variety of new and soon-to-be-launched consumer electronics devices from leading manufacturers, including Siemens, Philips, HP, Denon, TEAC, Buffalo and Western Digital.

•

PacketVideo announced in February 2009 that its multimedia software is powering music and video capabilities for the F905i, Fujitsu’s first phone to ship outside of Japan. Co-developed by NTT DoCoMo, Inc. and Fujitsu Limited, the F905i began shipping to Taiwan on January 15, and will offer users flexible music and video capabilities powered by PacketVideo’s universal player software, also known as CORE™ multimedia client framework.

•	PacketVideo and Nagravision introduced the first conditional access (CA) enabled version of the Telly device in February 2009.

•

PacketVideo became aware of a security flaw in Android’s browsing software and worked diligently alongside its partners to resolve the issue. A fix was issued February 7, 2009 to the public OpenCORE repository, as well as an oCERT advisory.

•

In February 2009, PacketVideo announced the release of OpenCORE™ 2.0, the first upgrade to its OpenCORE multimedia sub-system for Android. OpenCORE provides the essential media features for device development and enables playing and streaming of standard formats, recording of images and video, and more. OpenCORE 2.0 expands upon PV’s initial offering, including the release of a video telephony engine, OpenMAX encoding support and easier integration of OpenMAX cores.

•

PacketVideo announced in February 2009 the commercial availability of PV’s mobile video application for the Apple iPhone, enabling the delivery of operator-branded TV and video services on the popular smartphone for the first time. The application is available immediately and will be sold via operator distribution. Mobile operators are expected to offer the new iPhone application under their own brands via the iPhone Application Store, enabling subscribers to view local live television channels and on-demand video clips.

•

PacketVideo announced in February 2009 a solution for Vodafone Essar in India which is based on its digital rights management (DRM) technology, SDC DRM, that also supports purchase and rental of protected music content, including the ability for users to share 30-second previews with their Vodafone friends with compatible devices. Those who want to hear the full song will then be directed to purchase the track or initiate a monthly subscription.

Strategic Initiatives Segment

          Our strategic initiatives business segment is engaged in the management of our global wireless spectrum holdings. As of December 27, 2008, our total spectrum holdings consisted of approximately ten billion MHz POPs.

          Our United States spectrum portfolio consists of 4 billion MHz POPs, which cover approximately 220.4 million POPs, of which 118.2 million POPs are covered by 20 MHz or more of spectrum, and an additional 87.2 million POPs are covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz AWS bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

          Our international spectrum holdings consist of 5.9 billion MHz POPs, which cover 145 million POPs, including nationwide 3.5 GHz licenses in Austria, Croatia, Germany, Slovakia and Switzerland; a nationwide 2.0 GHz license in Norway; 2.3 GHz licenses in Canada; and 2.5 GHz licenses in Argentina and Chile.

          We continue to pursue the sale of our wireless spectrum holdings and have engaged Deutsche Bank and UBS Investment Bank to explore the sale of our domestic wireless spectrum holdings, Canaccord Adams to explore the sale of our Canadian wireless spectrum holdings and goetzpartners to explore the sale of our WiMAX Telecom business in Europe. Additionally, we are actively marketing for sale our wireless spectrum holdings in Argentina and Chile. Any sale or transfer of the ownership of our wireless spectrum holdings is subject to regulatory approval.

          During the fourth quarter of 2008, we completed the sale of certain of our owned AWS spectrum licenses in the United States covering 39.5 million POPs to third parties for net proceeds, after deducting direct and incremental selling costs, of $145.5 million, and recognized gains on these sales totaling $70.3 million. The net proceeds from the sale were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

          We realized a significant return on our original investment in these licenses. However, there can be no assurance that we will realize a similar return upon the sale of our remaining wireless spectrum holdings. Although we believe that the fair value of our wireless spectrum assets at least approximates the carrying value, the sale price of our wireless spectrum assets will be impacted by, among other things:

•	the Federal Communications Commission’s (“FCC”) final resolution of ongoing proceedings regarding interference from satellite digital audio radio services to our WCS spectrum licenses;

•	build-out or substantial service requirements attached to our domestic and international spectrum licenses, where a failure to comply with these requirements could result in license forfeiture;

•	timing of closure of potential sales, particular if it is necessary to accelerate the planned sale of certain of our spectrum licenses in order to meet debt payment obligations;

•

worldwide economic conditions which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in global WiMAX network deployments which in turn has delayed some operators near term requirements for additional spectrum; and

•	the availability of capital for prospective spectrum bidders, which has been negatively impacted by the downturn in the credit and financial markets.

          As we have previously disclosed, our efforts to sell our wireless spectrum holdings on favorable terms has been delayed by current global economic conditions, as well as regulatory and other market activities involving potential buyers. We are continuing to have discussions with numerous parties who have expressed interest in our various spectrum assets. However, we believe that adverse economic conditions continue to affect potential purchasers of our wireless spectrum, and there can be no assurance as to the timing of or pricing for further spectrum sales.

          As of March 7, 2009, summary information about our current spectrum holdings in the United States is set forth below.

Type of Spectrum(1)(4)

MEA	(2)	MEA Name	POPs (mm)	(3)	BRS EBS	WCS	AWS	Top Covered CMAs within MEA (POP Rank)

1		Boston	9.3			●	●	Boston (10), Providence (50)
2		New York City(5)	31.6		●	●	●	New York (2), Hartford (41)
3		Buffalo	1.7			●	-	Buffalo (45), New York 3 - Chautauqua (118)
4		Philadelphia	8.6		●	●	●	Philadelphia (6), Wilmington (75)
7		Charlotte-Greensboro-Greenville-Raleigh	6.9				●	Greenville (62), Columbia (88)
8		Atlanta	1.2				●	Savannah (183), Georgia 12 - Liberty (270)
9		Jacksonville	2.7			●	●	Jacksonville (37), Tallahassee (177)
10		Tampa-St. Petersburg-Orlando	1.2				●	Florida 4 - Citrus (77), Ocala (185)
11		Miami	1.2				●	Fort Myers (89), Florida 1 - Collier (163)
15		Cleveland	4.7			●	-	Cleveland (26), Akron (74)
16		Detroit	10.8			●	-	Detroit (7), Grand Rapids (59)
17		Milwaukee	5.6			●	-	Milwaukee (33), Madison (115)
18		Chicago	14.1		●	●	-	Chicago (3), Gary (80)
20		Minneapolis-St. Paul	7.2			●	-	Minneapolis (14), Minnesota 6 - Hubbard (201)
21		Des Moines-Quad Cities	2.8			●	-	Des Moines (102), Davenport (160)
27		New Orleans-Baton Rouge	0.6		●		-	Mobile (90)
29		Kansas City	3.5			●	-	Kansas City (27), Topeka (315)
30		St. Louis	4.6			●	-	St. Louis (18),Springfield (178)
31		Houston	7.3			●	●	Houston(5), Louisiana 5 - Beauregard (130)
32		Dallas-Fort Worth	13.2		●	●	●	Dallas (4), Austin (35)
33		Denver	5.8			●	-	Denver (16), Colorado Springs (87)
34		Omaha	1.7			●	-	Omaha (72), Lincoln (224)
35		Wichita	1.3			●	-	Wichita (96), Kansas 14 - Reno (394)
36		Tulsa	1.0			●	-	Tulsa (57), Oklahoma 4 - Norton(305)
37		Oklahoma City	2.3			●	-	Oklahoma City (44), Oklahoma 3 - Grant (287)
38		San Antonio	3.9			●	-	San Antonio (25), McAllen (73)
39		El Paso-Albuquerque	2.8		●	●	●	Albuquerque (70), El Paso (71)
40		Phoenix	6.0			●	-	Phoenix (13), Tucson (51)
41		Spokane-Billings	2.3			●	●	Spokane (119), Idaho 1 - Boundary (205)
42		Salt Lake City	3.5			●	●	Salt Lake City (32),Provo (112)
43		San Francisco - Oakland - San Jose(7)	14.7		●	●	●	San Francisco (11), Sacramento (23)
44		Los Angeles - San Diego(6)	24.9		●	●	●	Los Angeles (1), San Diego (18)
45		Portland	4.3			●	-	Portland (21), Salem (146)
46		Seattle	5.4			●	-	Seattle (20), Tacoma (69)
48		Hawaii	1.3			●	-	Honolulu (54), Hawaii 3 - Hawaii (385)

		Total (excluding overlaps)	220.4

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

WCS Spectrum

          We have acquired WCS spectrum from third parties pursuant to privately negotiated purchase agreements. The 2.3 GHz WCS band is divided into four frequency blocks, A through D. Blocks A and B have 10 MHz of spectrum each and blocks C and D have 5 MHz each. We have acquired WCS licenses in the A, B, C and D frequency blocks. The WCS A and B blocks are licensed in 52 individual geographic regions covering the United States, including the Gulf of Mexico, and are called Major Economic Areas (“MEA”). The WCS C and D blocks are licensed in six larger geographic regions, also covering the United States and are called Regional Economic Area Groupings (“REAGs”). Both MEAs and REAGs are of various sizes in terms of population and geographic coverage.

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

BRS and EBS Spectrum

          We have acquired BRS spectrum licenses from third parties pursuant to privately negotiated purchase agreements. Rights to lease and use EBS spectrum are acquired by commercial interests like us from educational entities through privately negotiated lease agreements. EBS licensees are permitted to enter into lease agreements with a maximum term of 30 years; lease agreements with terms longer than 15 years must contain a “right of review” by the EBS licensee every five years beginning in year 15. Because some of our long-term leases were executed prior to the effective date of these new leasing requirements, our long-term leases afford us exclusive leasehold access to the leased EBS spectrum for a total period of time ranging from 20 years up to 60 years when all renewal options are included.

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

          The FCC’s rules for BRS and EBS spectrum were substantially revised in 2004 to provide more flexibility in how the spectrum is licensed and used; proceedings to revise the rules continue today. Use of the spectrum has evolved to include fixed and mobile, digital, two-way systems capable of providing high-speed, high-capacity broadband service, including two-way Internet access service via low-power, cellularized communication systems and single-cell high-power systems. On March 20, 2008, the FCC released an additional order to reform FCC rules related to BRS and EBS spectrum. Although these new, amended rules became effective on June 9, 2008, they are subject to petitions for reconsideration. For a more detailed description of these new rules, see “Government Regulation - BRS/EBS License Conditions.”

AWS Spectrum

          We acquired 154 AWS licenses in FCC Auction No. 66 and currently hold 62 AWS licenses. The FCC granted AWS spectrum pursuant to Economic Area (“EA”) licenses, REAG licenses and CMA licenses. The AWS auction involved a total of 1,122 licenses: 36 REAG licenses, 352 EA licenses, and 734 CMA licenses. EA, REAG and CMA licenses vary widely in terms of population and geographic coverage.

          In terms of spectral size, the AWS spectrum is divided into six spectrum blocks, A through F. There are three 10 MHz blocks, each consisting of paired 5 MHz channels, and three 20 MHz blocks, each consisting of paired 10 MHz channels. We have acquired both 20 MHz and 10 MHz licenses.

          AWS licenses are allocated by the FCC for flexible use. This means that the spectrum can be used to provide any type of fixed, portable or mobile services to individuals and businesses, including the wireless broadband services. Any such offerings are subject to compliance with technical rules in Part 27, Title 47 of the Code of Federal Regulations as well as any applicable border treaties or agreement governing operations near the Canadian and Mexican borders.

International Spectrum

          On December 15, 2006, our Inquam Broadband GmbH subsidiary acquired 3.5 GHz Broadband Wireless Access (“BWA”) spectrum in Germany. Our German licenses cover approximately 82.4 million POPs and includes regional licenses of 42 MHz of spectrum in all service areas for a total of 3.5 Billion MHz POPs in Germany. The licenses vary widely in terms of population and geographic coverage, but include major cities, such as Cologne/Dusseldorf, Stuttgart/Karlbsruhe, Berlin/Brandenburg, Munster and Rhein/Main. The licenses run until year-end 2021 and renewal is possible but terms and conditions of license renewal have not yet been determined. The licenses are technology/service neutral and consistent with EU regulation, the German regulator will also permit the use of the spectrum for mobile services. The licenses include build-out obligations providing coverage to 15% of municipalities in each of the regions by year-end 2009 and 25% of municipalities by year-end 2011. Inquam expects to meet its coverage obligations by year-end 2009.

          On March 2, 2007, we acquired WCS spectrum in Canada. Our Canadian licenses cover approximately 14.6 million POPs and include 30 MHz of spectrum in all service areas for which licenses were acquired for a total of 438 million MHz POPs. The licenses vary widely in terms of population and geographic coverage, but include major cities, such as Montreal, Ottawa, Edmonton, Quebec and Winnipeg. NextWave’s Canadian WCS licenses are held by our Canadian subsidiary, 4253311 Canada Inc. The licenses carry a 10-year license term with renewal expectancy of subsequent 10-year terms absent breach of license conditions. Because the licenses were issued by Industry Canada through two separate auctions, 63 licenses have an expiration date of November of 2014, while 25 licenses have an expiration date of April of 2015. The licenses are “radiocommunication user” licenses and cannot be used to provide service for compensation before the licenses are converted to either “radiocommunication service provider” licenses or “radiocommunication carrier” licenses. Conversion of the licenses will require compliance with Canadian ownership and control restrictions. In addition, each Canadian WCS license is subject to a 5 year usage implementation requirement, demonstrating that the spectrum is being used at a level that is acceptable to Industry Canada. Again, because the licenses were issued at two different times, there are two different implementation deadlines, November 2009 for 63 licenses, and April 2010 for the other 25 licenses. In October of 2008, we filed a request for extension with the Canadian regulatory authority of the 5 year usage implementation deadlines. This extension request is currently pending with Industry Canada.

          On May 2, 2007, our Inquam Broadband GmbH subsidiary acquired 3.5 GHz spectrum in Switzerland. This acquisition includes 42 MHz of spectrum covering the country’s entire population of 7.5 million people for a total of 315 million MHz POPs in Switzerland. The license term is 10 years and renewal is possible but terms and conditions of license renewal are not set. The licenses are technology/service neutral and use for mobile services is permitted. The license requires a build-out of 120 base stations transmitters by September 2010.

          Through our acquisition of WiMAX Telecom AG on July 3, 2007, we acquired 3.5 GHz spectrum in Austria, Slovakia and Croatia. These acquisitions include 49 MHz of spectrum covering Austria’s entire population of 8.3 million people, 56 MHz of spectrum covering Slovakia’s entire population of 5.5 million people and 39 MHz of spectrum covering 3 million people representing 68% of the Croatia’s population. A total of approximately 850 million MHz POPs are comprised in the licenses currently held under WiMAX Telecom AG.

          In Austria, WiMAX Telecom GmbH holds average 49 MHz covering Austria’s entire population of 8.3 million people. The license term is until year-end 2019. Renewal is possible but terms and conditions for the renewal are not yet set. The Austrian license is technology/service neutral and permits use for mobile services. The license includes build-out obligations as of year-end 2007 and 2008 which the company fulfilled, as confirmed by the regulator for 2007 and pending review for 2008.

          In Slovakia, WiMAX Telecom S.R.O. holds, following the acquisition of Amtel Networks in 2006 and the subsequent merger with WiMAX Telecom s.r.o., two licenses of each 28 MHz, each covering Slovakia’s entire population of 5.5 million people. The licenses term is until year-end 2016. Terms and conditions for the renewal are not yet set. The licenses are technology/service neutral. In line with EU regulation it is expected that the Slovakian regulator formally permits the use of the spectrum for mobile services. The licenses entail build-out obligations by mid 2006 respectively by mid 2007 which fulfillment the regulator confirmed following inspections at the time.

          In Croatia, WiMAX Telecom d.o.o. holds, including spectrum assigned in subsequent beauty contests, licenses covering 20 out of 21 regions averaging 39 MHz of spectrum covering 3.6 million people representing 83% of Croatia’s population. These licenses were awarded for fixed wireless access in regional beauty contests over the last few years, initially with a 5 year license term that has subsequently been extended to 8 years and therewith run, depending on region until dates between 2013 and 2016. Croatia as an EU candidate member state is currently implementing new telecom regulations in line with EU requirements which once fully implemented transforms existing licenses to technology/service neutral frequency assignments including permission of mobile services. WiMAX Telecom d.o.o. fulfilled obligations under the old regime in building sites for technical inspections and launching commercial service in the regions as required. Due to the general delay in the commercialization of WiMAX technology and the recent financial market developments the company is, however, late on certain commitments it made.

          In October 2007, we acquired Websky Argentina SA, an Argentine corporation. Websky is a developer and operator of wireless broadband services over licensed frequencies in Argentina and has obtained spectrum licenses for an aggregate of 42 MHz spectrum in the 2.5 GHz band covering the Buenos Aires metro region and 180 kilometers surrounding the city and covers 15.5 million POPs for a total of 651 million MHz POPs. Transfer of control of the spectrum licenses held by Websky Argentina SA remains subject to regulatory approval. The Websky Argentina SA licenses are also subject to regulatory requirements regarding the ongoing provision of commercial services with which the company is currently in compliance.

          In April 2008, we acquired all of the outstanding equity interests of Southam Chile SA, a Chilean corporation, and Sociedad Televisora CBC Limitada, a Chilean limited liability company (collectively, “Southam Chile”) for cash, including closing costs, totaling $4.8 million, assumed liabilities of $3.8 million and additional cash payments of up to $1.7 million upon the occurrence of certain specified events prior to the third anniversary of the acquisition date. The assets of these two companies were comprised almost entirely of wireless spectrum licenses and, therefore, the acquisition was accounted for as an asset purchase rather than as the purchase of a business based on guidance under EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The value assigned to the wireless spectrum includes the cash purchase price of $4.6 million, closing costs of $0.2 million and $3.8 million in assumed liabilities. The two companies hold spectrum licenses in the 2.5 GHz band in seven different regions, including Santiago, across Chile. The spectrum licenses cover 8 million POPs and comprise 162 million MHz POPs. They each also hold digital television and intermediate services licenses for these same regions. The Southam Chile SA licenses are subject to a regulatory requirement to construct and operate network facilities by June of 2009, while the Sociedad Televisora CBC Limitada licenses are subject to similar regulatory requirements in December of 2009. The companies have each applied with the Chilean regulator for an extension of these requirements. Both extension requests are currently pending with the Chilean regulatory authority. Failure to meet the build-out requirements could result in license forfeiture.

Intellectual Property

          In order to protect our proprietary rights in our products and technologies, we rely primarily upon a combination of patent, trademark, trade secret and copyright law as well as confidentiality, non-disclosure and assignment of inventions agreements. Our continuing operations have six U.S. patents, one of which is the subject of extensive foreign filing. As part of our product and technology development process, we identify potential patent claims and file patent applications when appropriate in order to seek protection for our intellectual property assets. We have numerous patent applications pending in the United States and in foreign jurisdictions. Our registered PacketVideo trademark is the only trademark that is currently material to our business. We have additional trademarks and trademark applications that may become significant to our business based on the development and success of our product lines.

          In addition, we have typically entered into nondisclosure, confidentiality and assignment of inventions agreements with our employees, consultants and with some of our suppliers and customers who have access to sensitive information. We cannot assure that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of our technology or independent development and/or the sale by others of products with features based upon, or otherwise similar to, those of our products.

          Although we believe that our technology has been independently developed and that none of our intellectual property infringes on the rights of others, we cannot assure that third parties will not assert infringement claims against us or seek an injunction on the sale of any of our products in the future. If an infringement were found to exist, we may attempt to acquire the requisite licenses or rights to use such technology or intellectual property. However, we cannot assure that such licenses or rights could be obtained on terms that would not have a material adverse effect on us, if at all.

          We license and will continue to seek licenses to certain technologies from others for use in connection with some of our products and technologies. While none of our current license agreements are material at the time of this annual report, the inability to obtain such licenses or loss of these licenses could impair our ability to develop and market finished products to end-users. If we are unable to obtain or maintain the licenses that we need, we may be unable to develop and market our products or processes, or we may need to obtain substitute technologies of lower quality or performance characteristics or at greater cost.

Government Regulation

Overview

          Communications industry regulation changes rapidly, and such changes could adversely affect us. The following discussion describes some of the major communications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here also may influence our business.

          In the United States, communications services are regulated to varying degrees at the federal level by the FCC and at the state level by public utilities commissions. Internationally, similar regulatory structures exist at the national and regional level. Our business is impacted by such regulation in a number of areas, including the licensing, leasing and use of spectrum, and the technical parameters, certification, marketing, operation and disposition of wireless devices. Applicable consumer protection regulations also are enforced at the federal and state levels.

          The following summary of applicable regulations does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry in the United States or internationally. Some legislation and regulations are the subject of ongoing judicial proceedings, proposed legislation and administrative proceedings that could change the manner in which our industry is regulated and the manner in which we operate. We cannot predict the outcome of any of these matters or their potential impact on our business. See “Risks Relating to Government Regulation.”

Licensing and Use of U.S. Wireless Spectrum

          In the United States, the FCC regulates the licensing, construction, use, renewal, revocation, acquisition, lease and sale of our domestic licensed wireless spectrum holdings. Our domestic wireless spectrum holdings currently include licensed spectrum in the WCS, AWS and BRS bands, and leased spectrum in the EBS band. Our international wireless spectrum holdings, which currently include licensed spectrum in the 3.5 GHz, 2.5 GHz, 2.3 GHz and 2.0 GHz bands, are regulated by national regulatory authorities that have similar responsibilities to those of the FCC.

          Certain general regulatory requirements apply to all licensed wireless spectrum. For example, certain build-out or “substantial service” requirements apply to most of our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. In the United States, the Communications Act and FCC rules also require FCC prior approval for the acquisition, assignment or transfer of control of FCC licenses. Similar regulatory requirements regarding regulatory approval of license transfers exist internationally. In addition, FCC rules permit spectrum leasing arrangements for a range of wireless licenses after FCC notification or prior approval depending upon the type of spectrum lease. The FCC, and the equivalent national regulatory authority in other countries where the Company holds spectrum licenses, sets rules, regulations and policies to, among other things:

•	grant licenses in bands allocated for wireless broadband services;

•	regulate the technical parameters and standards governing wireless services, the certification, operation and marketing of radiofrequency devices and the placement of certain transmitting facilities;

•	impose build-out or performance requirements as a condition to license renewals;

•	approve applications for license renewals;

•	approve assignments and transfers of control of licenses;

•	approve leases covering use of licenses held by other persons and organizations;

•	resolve harmful radiofrequency interference between users of various spectrum bands;

•	impose fines, forfeitures and license revocations for violations of rules; and

•	impose other obligations that are determined to be in the public interest.

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

          From 2004 to 2008, the FCC adopted a number of rule changes which create more flexible BRS/EBS spectrum rules to facilitate the growth of new and innovative wireless technologies and services, including fixed and mobile wireless broadband services. Although the proceedings to reform BRS/EBS rules have largely been completed, they remain subject to legal challenges and petitions for reconsideration and, thus, are subject to additional revisions. The FCC ordered the 2.5 GHz band to be reconfigured into three segments: upper- and lower-band segments for low-power operations, and a middle-band segment for high-power operations. The BRS/EBS band configuration eliminates the use of interleaved channels by licensees in favor of contiguous channel blocks. By creating contiguous channel blocks, and grouping high- and low-power users into separate portions of the BRS/EBS band, the new band plan reduces the likelihood of interference caused by incompatible uses and creates incentives for the development of low-power, cellularized broadband operations, which were inhibited by the prior band plan. The BRS/EBS band plan will allow licensees to use the 2496-2690 MHz spectrum in a more economical and efficient manner and will support the introduction of next-generation wireless technologies. The new rules preserve the operations of existing licensees, including educational institutions currently offering instructional TV programming, but require that licensees transition to the new band plan by October 19, 2010 (barring disputes in the transition process), which includes relocating licensees from their current channel assignments to new spectrum designations in the band.

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

New Spectrum Opportunities and Spectrum Auctions

          Ongoing FCC proceedings and initiatives may affect the availability of spectrum for commercial wireless services. These proceedings may make more wireless spectrum available to us and other new wireless competitors, and may effect the demand for our spectrum. At this time, the Company has no plans to obtain additional spectrum through secondary markets acquisitions, leases or whatever mechanisms the FCC may establish including participation in FCC auctions.

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

Employees

          As of December 27, 2008, we employed approximately 688 full time, part time and temporary employees. During fiscal 2008, the number of employees decreased by approximately 41% due to our global restructuring initiative.

Our History

History of our Predecessor Company and the NextWave Telecom Group

          Our predecessor company NextWave Wireless Inc. (“Old NextWave Wireless”) was formed in 1996 as a wholly owned operating subsidiary of NextWave Telecom, Inc. (“NTI”). NTI sought to develop a nationwide CDMA-based PCS network. In 1998, NTI and its subsidiaries, including Old NextWave Wireless (the “NextWave Telecom group”), filed for protection under Chapter 11 of the United States Bankruptcy Code. During the seven-year pendency of the Chapter 11 case, Old NextWave Wireless continued its involvement in the build-out of NTI’s PCS network. Substantially all of the assets related to this build-out, except PCS licenses, were abandoned when NTI was sold to finance the plan of reorganization of the NextWave Telecom group described below.

          During the pendency of the Chapter 11 case, NTI began to explore opportunities to create the technology for a broadband wireless network utilizing BRS spectrum in the 2.5 GHz frequency range. The capitalization of a new wireless technology company to pursue these opportunities was discussed with the stakeholders of the NextWave Telecom group and was made part of the plan of reorganization described below.

          On March 1, 2005, the Bankruptcy Court confirmed the plan of reorganization of the NextWave Telecom group, including Old NextWave Wireless. In connection with the consummation of the plan of reorganization, NTI and its subsidiaries settled all outstanding claims of the FCC and obtained a release of claims pursuant to Section 1141 of the Bankruptcy Code. The plan of reorganization was funded with the proceeds from the sale of PCS spectrum licenses and provided for the payment in full of all the creditors of the NextWave Telecom group and the $550 million cash funding of Old NextWave Wireless as a new wireless broadband technology company. Membership units of Old NextWave Wireless, which had been converted into a limited liability company in late 2004, were distributed to the former stockholders of NTI, together with cash and note consideration issued pursuant to the plan. Upon this distribution, on April 13, 2005, our predecessor Old NextWave Wireless emerged as NextWave Wireless LLC.

Corporate Conversion Merger

          To enable our listing on The NASDAQ Global Market in January 2007, we converted from a Delaware limited liability company to a Delaware corporation. The conversion was effectuated in November 2006 through the merger of a wholly owned subsidiary of ours with and into NextWave Wireless LLC. In the merger, NextWave Wireless LLC’s equity holders received one share of our common stock for every six membership interests that they held. No fractional shares of our common stock were issued in connection with the corporate conversion merger. Instead, holders of LLC interests who would otherwise have been entitled to a fraction of a share of common stock were paid cash equal to $1.00 per LLC interest not exchanged for a whole share of our common stock. Each holder of NextWave Wireless LLC’s limited liability interests own the same percentage of the outstanding equity of the Company before and immediately after the corporate conversion merger. In addition, we assumed NextWave Wireless LLC’s obligations under all stock option plans of the Company and its subsidiaries.

Our Acquisitions and Efforts to Develop a Wireless Broadband Business

          In the period from 2005 through 2007, we made several strategic investments and acquisitions. The purpose of these acquisitions was to develop a breadth of products, technologies, spectrum assets and professional services to build a platform to provide advanced mobile multimedia and wireless broadband solutions to the market. We intended that our businesses would provide synergistic value to each other and collectively drive accelerated market penetration and share of the mobile multimedia and wireless broadband market, which we believed was poised for rapid growth. We acquired network infrastructure businesses included in our Networks segment, which was subsequently classified as discontinued in connection with our global restructuring initiative. These businesses included IP Wireless, Inc. and Go Networks, Inc., which were acquired in May 2007 and February 2007, respectively. In addition, during this time period we invested in our Semiconductor business and acquired wireless spectrum and other assets in connection with our continuing operating businesses, including:

•	In July 2005, we acquired all of the outstanding shares of PacketVideo Corporation for $46.7 million in cash.

•	In April 2006, PacketVideo acquired Tusonic Corporation’s server and database applications for delivering music-related content using web services, for $2.6 million.

•	In May 2006, PacketVideo acquired the multimedia business of Openbit Ltd for $2.2 million.

•	In September 2006, PacketVideo acquired all of the shares of TwonkyVision, GmbH for $3.5 million in cash.

•

In September 2007, PacketVideo acquired Digital World Services AG, a Swiss corporation, for $5.8 million, including debt assumed and paid at closing of $0.3 million. Digital World Services is a provider of software solutions and services for secure digital content delivery.

•	In January 2007, PacketVideo acquired all of the shares of SDC Secure Digital Container AG for net cash of $17.8 million.

•

We consummated transactions to acquire licensed spectrum rights, including subsequent lease obligations, for amounts totaling approximately $487.0 million, including our acquisition of WCS Wireless Inc., which holds spectrum covering 188.8 million persons, or POPs, in the Central, Western, and Northeastern United States, for $160.5 million.

Our Global Restructuring Initiative

          In 2008, we initiated significant financing and restructuring activities. On October 9, 2008, we issued Second Lien Notes in the aggregate principal amount of $105.3 million, and received net proceeds of approximately $87.5 million to be used solely to fund our ordinary course business operations. Concurrently, we issued Third Lien Notes in an aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Preferred Stock. We did not receive any cash proceeds from the issuance of the Third Lien Notes.

          In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, we commenced the implementation of a global restructuring initiative, pursuant to which we completed the following actions in the second half of 2008:

•	we sold a controlling interest in our IPWireless subsidiary for an upfront cash payment of approximately $1.1 million and future cash payments of up to $0.5 million;

•

we shut down the operations of our network infrastructure businesses, which comprise our Networks segment, including the operations of our GO Networks and Cygnus subsidiaries and our Global Services and NextWave Network Support strategic business units;

•

we initiated bankruptcy liquidation proceedings for three of our network infrastructure subsidiaries in Israel, Denmark and Canada which is designed to provide an orderly process for the discontinuance of operations and to advance our divestiture and cost reduction strategy;

•

we retained Canaccord Adams to explore strategic transactions to optimize the value of our semiconductor business and eliminate the need to make on-going capital investments in or incur liabilities relating to this business, and, in the first quarter of 2009, due to the inability to identify any such transaction, we wound down our semiconductor operations and terminated approximately 190 employees; and

•	we retained goetzpartners to explore the sale of our WiMax Telecom business in Europe.

          To further enhance our operational flexibility, on April 1, 2009, we obtained a waiver from the holders of our Senior Notes, Second Lien Notes, and Third Lien Notes that adjusts our minimum cash balance requirement from $15 million to $5 million, waives certain events of default relating to timely delivery of a new operating budget, permits us to issue up to $25 million of indebtedness on a pari passu basis with our Second Lien Notes, and allows us to pay certain holders of our Senior Notes payment-in-kind interest at a rate of 14%. Several factors led to our decision to implement our global restructuring initiative, including adverse worldwide economic conditions, which we believe have adversely affected manufacturers of telecommunications equipment and technology and caused our discontinued Networks segment to experience lower than projected contract bookings and revenues. We believe these conditions have also led to a delay in global WiMAX network deployments which adversely impacted the timing and volume of projected commercial sales of WiMAX products of our discontinued semiconductor business.

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

Item 1A. Risk Factors

          Risks Relating to Our Business

                  Our disclosure controls and procedures were determined not be effective as of December 27, 2008, in particular due to a material weakness in our internal control over financial reporting. If we cannot successfully remediate such material weakness, there is a reasonable possibility that a material misstatement in our financial statements will not be prevented or detected.

          The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.

          Our management concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report, in particular due to a control deficiency that represents a material weakness in our internal control over financial reporting. A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness identified by management resulted from a lack of effective controls over the accounting for our global restructuring initiative, including the accounting and tax implications of asset sales, impairments and divestitures, and debt issuances and redemptions. Our failure to properly account for our global restructuring initiative resulted from a lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to these types of transactions. This material weakness is more fully explained in Part II “Item 9A” in this Annual Report on Form 10-K. Management will promptly take action to remediate the material weakness described above, including supplementing our existing accounting personnel with additional resources with expertise in technical accounting matters.

          Any failure to implement effective internal controls could cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and may require us to incur additional costs to improve our internal control system.

          We must successfully complete our global restructuring initiative in order to comply with the terms of our Senior Notes and Second Lien Notes and continue as a going concern.

          We have realized significant operating losses during each reporting period since our inception in 2005 and expect to realize further operating losses in the future. In an effort to reduce our working capital requirements, in the third quarter of 2008, we commenced the implementation of a global restructuring initiative. In October 2008, we expanded our restructuring initiative through the adoption of an operating budget as required pursuant to the terms of the Second Lien Notes (the “Operating Budget”), the appointment of an interim Chief Operating Officer and the formation of a Governance Committee of our Board of Directors with responsibilities for monitoring compliance with the Operating Budget and overseeing certain asset management activities contemplated by the Operating Budget. The Operating Budget contemplated that we would no longer provide any funding to, or incur liabilities with respect to, the network infrastructure businesses comprising our Networks segment, including our IPWireless, Go Networks and Cygnus Communications subsidiaries, and our Semiconductor and WiMax Telecom business units past certain dates as reflected in the budget. In order to implement the actions required by the Operating Budget, we sold a controlling interest in our IPWireless subsidiary, shut down the operations of our network infrastructure businesses, including the operations of our GO Networks and Cygnus subsidiaries and our Global Services and NextWave Network Support strategic business units, and initiated bankruptcy liquidation proceedings for three of our network infrastructure subsidiaries in Israel, Denmark and Canada. In addition, we retained Canaccord Adams to explore strategic transactions to preserve the value of our semiconductor business and eliminate the need for us to make on-going capital investments in or incur liabilities relating to this business within the timeframe contemplated by the Operating Budget. Subsequently, in the first quarter of 2009, we wound down our semiconductor operations. In addition, we retained goetzpartners to explore the sale of our WiMAX Telecom business and our wireless spectrum licenses in Europe.

          In connection with the implementation of our global restructuring initiative, during fiscal 2008, we terminated approximately 41% of our employees worldwide and vacated three leased facilities in the United States. In the second half of 2008, we incurred employee termination costs of $8.0 million, lease abandonment charges of $2.5 million and other restructuring costs of $4.8 million.

          We anticipate that we will undertake additional restructuring activities in 2009, including the consolidation of our corporate-level operations, additional lease terminations and continued pursuit of asset sales. The completion of our restructuring activities has required and will continue to require significant management time and focus and the incurrence of professional fees and other expenses. The accounting for certain of our restructuring activities is complex, and we have identified a material weakness in our internal control over financial reporting due to our failure to properly account for one such transaction.

          We have obtained a commitment for working capital financing in order to complete our restructuring activities, support our ongoing operations and continue as a going concern. We entered into a binding commitment letter with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman and Chief Executive Officer, to provide up to $15 million in working capital financing. Our ability to access such funding remains subject to conditions including the completion of definitive documentation to the satisfaction of all parties. As a condition to such commitment we agreed to pay a commitment fee of $750,000 to Navation, Inc. and, upon the initial borrowing under such facility, we will issue to the lenders thereunder warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share.

          Our restructuring activities and cost reduction efforts are subject to risks including the effect of accounting charges which may be incurred, expenses of employee severance or contract terminations or defaults, or legal claims by employees or creditors. For example, our wholly owned subsidiary NextWave Broadband Inc. has been named as a defendant in a complaint alleging breach of two written lease agreements for commercial property for which the damages sought are $2.5 million and $1.4 million, respectively. In addition, we may face difficulty in retaining critical employees, customers or suppliers who may believe that a continued relationship with us is of greater risk due to our restructuring activities. If we cannot successfully complete our restructuring efforts, our expenses will continue to exceed our revenue and available funding resources and we will not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

          We are highly leveraged and our operating flexibility will be significantly reduced by our debt covenants.

          As of December 27, 2008, the aggregate principal amount of our secured indebtedness was $808.7 million. This amount includes our Senior Notes with an aggregate principal amount of $214.2 million, our Second Lien Notes with an aggregate principal amount of $108.5 million and our Third Lien with an aggregate principal amount of $486.1 million. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

•	pay dividends to our stockholders;

•	incur, or cause to incur, additional indebtedness or incur liens;

•	sell assets for consideration other than cash;

•	consolidate or merge with or into other companies;

•	issue shares of our common stock or securities of our subsidiaries;

•	make capital expenditures or other strategic investments in our business not contemplated by the Operating Budget; or

•	acquire assets or make investments.

In addition, any proceeds from the sale of our assets may not be retained to finance our operations but must be used to redeem our Senior Notes, Second Lien Notes and Third Lien Notes.

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

          A breach of any covenants contained in the note purchase agreements governing our secured notes could result in a default under our indebtedness. If we are unable to repay or refinance those amounts, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and substantially all of our other assets.

          The terms of our Senior Notes and Second Lien Notes require us to certify our compliance with a restrictive operating budget and any failure to comply with these terms will have adverse economic consequences.

          The terms of our Senior Notes and Second Lien Notes require us to deliver a six-month Operating Budget to the noteholders on a quarterly basis, which budget is reasonably acceptable to Avenue Capital. Avenue Capital holds the majority in aggregate principal amount of our Second Lien Notes and 50% of the aggregate principal amount of our Senior Notes. Our Operating Budget requires us to cut costs and limits the funding that we may provide to specified businesses (the “Named Businesses”, which have already been sold or discontinued as part of our global restructuring initiative).

          We must deliver monthly certifications relating to our cash balances to the holders of our Senior Notes and Second Lien Notes. If we are unable to certify that our cash balances have not deviated in a negative manner by more than 10% from budgeted balances, default interest will accrue and, if such condition persists, (i) for two monthly reporting periods, if we have not satisfied our obligations to cease funding to the Named Business within the required timeframes or (ii) three monthly reporting periods, if we have satisfied such obligations, an event of default would occur under our Senior Notes, Second Lien Notes, and, if the maturity of the foregoing indebtedness were to be accelerated, our Third Lien Notes.

          We will not achieve our asset sale targets under our Senior Notes and Second Lien Notes and will accordingly incur additional interest expense and must issue additional warrants.

          The terms of our Senior Notes and Second Lien Notes require us to consummate, or enter into agreements pursuant to which we will consummate, asset sales for net proceeds of at least $350 million on or prior to March 31, 2009 (inclusive of net proceeds from $150 million of previously announced asset sales). At this time, we will not meet our asset sale targets and accordingly we expect that our Senior Notes will accrue additional interest at a rate of 2% per annum from and after March 31, 2009 and the holders of our Second Lien Notes will be entitled to receive additional warrants to purchase 10 million shares of our common stock at a price per share of $0.01.

          We have substantial debt maturities in 2010 and 2011 and our ability to retire our debt on or prior to its maturity dates will require us to successfully sell a substantial portion of our domestic and international spectrum assets. If we are unable to retire our debt through asset sales, we may not be able to refinance our debt at maturity.

          Our Senior Notes, having an aggregate principal amount of approximately $214.2 million at December 27, 2008, will mature in July 2010 and our Second Lien Notes, having an aggregate principal amount of approximately $108.5 million at December 27, 2008, will mature in December 2010. In addition, our Third Lien Notes, having an aggregate principal amount of $486.1 million at December 27, 2008, will mature in December 2011. A portion of our Senior Notes, and all of our Second Lien Notes and Third Lien Notes, bear payment-in-kind interest at rates of 14.0%, 14.0% and 7.5%, respectively, which will increase the principal amount of this debt upon retirement. We are required to use the net proceeds of asset sales to retire our debt with limited exceptions. We expect that we will be required to successfully monetize a substantial portion of our wireless spectrum assets in order to retire our debt. There is no guarantee that we will be able to find third parties interested in purchasing our wireless spectrum assets at prices sufficient to retire this debt prior to maturity. Although we continue to believe that the fair value of our wireless spectrum assets at least approximates the carrying value, the sale price of our wireless spectrum assets will be impacted by, among other things:

•	the FCC’s final resolution of ongoing proceedings regarding interference from satellite digital audio radio services to our WCS spectrum licenses;

•	build-out or substantial service requirements attached to our domestic and international spectrum licenses, where a failure to comply with these requirements could result in license forfeiture;

•	timing of closure of potential sales, particularly if it is necessary to accelerate the planned sale of certain of our spectrum licenses in order to meet debt payment obligations;

•	worldwide economic conditions which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in global WiMAX network deployments; and

•	availability of capital for prospective spectrum bidders has been negatively impacted by the downturn in the credit and financial markets.

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

          Revenues of our Multimedia segment business have been impacted by global economic conditions and a decline in handset sales. If the operating performance of our Multimedia segment were to deteriorate, our ability to meet the targeted cash balance levels set forth in the Operating Budget, and required to be certified to the holders of our Second Lien Notes and Senior Notes, may be impacted. Given the divestiture and/or discontinuation of operations of our network infrastructure subsidiaries, all of our operating revenues are generated by our Multimedia segment. Current economic conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on the products and services offered by our Multimedia segment, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the wireless communications markets. If the economy or markets in which we operate continue to deteriorate, the business, financial condition and results of operations of our Multimedia segment will likely be materially and adversely affected. If our Multimedia segment experiences a significant decline in its revenues or operating margins, this will have a significant adverse effect on our business and our ability to comply with our debt covenants.

          Our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share.

          On October 7, 2008, we received a Staff Deficiency Letter from The NASDAQ Stock Market LLC, or NASDAQ, notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 4450(a)(5), or the Rule, because the closing bid price for our Common Stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with NASDAQ Marketplace Rule 4450(e)(2), we were provided a period of 180 calendar days to regain compliance. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of the Rule until January 19, 2009, and as a result, the period during which we have to regain compliance has been extended to July 10, 2009. If at any time before July 10, 2009, the bid price of our Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by July 10, 2009, our Common Stock will be subject to delisting from The NASDAQ Global Market.

          In the event that we receive notice that our common stock is being delisted from The NASDAQ Global Market, NASDAQ rules permit us to appeal any delisting determination by the NASDAQ staff to a NASDAQ Listing Qualifications Panel. Alternatively, NASDAQ may permit us to transfer the listing of our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 4310(c), except for the bid price requirement. If our application for transfer is approved, we would have an additional 180 calendar days to comply with the Minimum Bid Price Rule in order to remain on The NASDAQ Capital Market. At this time, we cannot determine whether we can realistically meet the requirements of the NASDAQ Global Market or the NASDAQ Capital Market and our Board of Directors may evaluate whether to voluntarily delist from NASDAQ prior to the dates indicated above in order to mitigate the costs of listing and compliance given the current market capitalization of the Company.

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

          On September 16, 2008, a putative class action lawsuit captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc., Allen Salmasi, George C. Alex and Frank Cassou, Defendants” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suits allege that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an expanded class period, between November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act.

          We operate in an extremely competitive environment which could materially adversely affect our ability to win market acceptance of our products and achieve profitability.

          We operate in an extremely competitive market and we expect such competition to increase in the future.

          We continue to experience intense competition for our products and services. Our competitors range in size from Fortune 500 companies to small, specialized single-product businesses. At present, the primary competitors for our multimedia software products are the internal multimedia design teams at large OEM handset manufacturers such as Nokia, Samsung, LG, Sony Ericsson, Motorola, Apple, RIM, HTC, Palm and others. Many of these companies now offer their own internally developed multimedia services (e.g. Nokia Ovi, SonyEricsson PlayNow) that come bundled with various handset products. While these groups compete against the company in the overall market for wireless multimedia, these companies also represent the primary distribution channel for delivering PacketVideo products. This is because PacketVideo’s mobile operator customers ask these manufacturers to install or preload a version of PacketVideo’s software customized for such mobile operator in handsets that they purchase.. In addition to the handset manufacturers, a number of companies compete with PacketVideo at various product levels, including Adobe, Microsoft, MobiTV, NXP Software, Real Networks, Sasken, Streamezzo, SurfKitchen, and UIEvolution, offering software products and services that directly or indirectly compete with PacketVideo.

          For the connected home set of product solutions, our primary competitors again include internal software design teams at large consumer electronics companies like Sony, Microsoft, Cisco Linksys, Samsung and Panasonic. In addition, we face competition from a number of other companies such as Apple, Macrovision, Microsoft, Monsoon Networks, the Orb, and Real Networks. Our ability to generate earnings will depend, in part, upon our ability to effectively compete with these competitors.

          Our Multimedia business is dependent on a limited number of customers.

          Our Multimedia segment generates all of our revenues from continuing operations and is dependent on a limited number of customers. For the year ended December 27, 2008, sales to three Multimedia customers, Verizon Wireless, NTT DoCoMo and Sony Ericsson, accounted for 38%, 17% and 14%, respectively, of our consolidated revenues from continuing operations. If any of these customers terminate their relationships with us, our revenues and results of operations could be materially adversely affected.

          Our customer agreements do not contain minimum purchase requirements and can be cancelled on terms that are not beneficial to us.

          Our customer agreements with wireless service providers and mobile phone and device manufacturers are not exclusive and many contain no minimum purchase requirements or flexible pricing terms. Accordingly, our customers may effectively terminate these agreements by no longer purchasing our products or reducing the economic benefits of those arrangements. In many circumstances, we have indemnified these customers from certain claims that our products and technologies infringe third-party intellectual property rights. Our customer agreements have a limited term of one to five years, in some cases with evergreen, or automatic renewal, provisions upon expiration of the initial term. These agreements set out the terms of our distribution relationships with the customers but generally do not obligate the customers to market or distribute any of our products or applications. In addition, in some cases customers can terminate these agreements early or at any time, without cause.

          Defects or errors in our products and services or in products made by our suppliers could harm our relations with our customers and expose us to liability. Similar problems related to the products of our customers or licensees could harm our business.

          Our products and technologies are inherently complex and may contain defects and errors that are detected only when the products are in use. Further, because our products and technologies serve as critical functions in our customers’ products, such defects or errors could have a serious impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects in our products and technologies or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability and that of our customers and licensees to ship products on a timely basis as well as customer or licensee demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. We and our customers or licensees may also experience component or software failures or defects which could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third-party manufacturers or those of our customers or licensees. Resolving any defect or failure related issues could consume financial and/or engineering resources that could affect future product release schedules. Additionally, a defect or failure in our products and technologies or the products of our customers or licensees could harm our reputation and/or adversely affect the growth of our business.

          PacketVideo prides itself on quality embedded software and has spent a decade improving upon its processes and performance. While we are not immune to product issues, developing for existing platforms that are constantly being upgraded and new platforms that have not fully been tested in the commercial market require much experience. Some of our technology may launch with a platform that does not do well in the market and some of our technology may launch on popular platforms that may have been modified due to aggressive timelines upon which PacketVideo has very little influence over. It is the nature of our business to continuously improve upon our deliverables.

          With regards to the connected home products, the market is new, the products are not standardized and PacketVideo has no control over the design of the products with which it must connect. Moreover, PacketVideo must work with each individual consumer electronics manufacturer to ensure seamless connectivity and given the size of the consumer electronics device market, a large number of resources is constantly required.

          We may be unable to protect our own intellectual property and could become subject to claims of infringement, which could adversely affect the value of our products and technologies and harm our reputation.

          As a technology company, we expect to incur expenditures to create and protect our intellectual property and, possibly, to assert infringement by others of our intellectual property. Other companies or entities also may commence actions or respond to an infringement action that we initiate by seeking to establish the invalidity or unenforceability of one or more of our patents or to dispute the patentability of one or more of our pending patent applications. In the event that one or more of our patents or applications are challenged, a court may invalidate the patent, determine that the patent is not enforceable or deny issuance of the application, which could harm our competitive position. If any of our patent claims are invalidated or deemed unenforceable, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing such patent claims. Even if such a patent challenge is not successful, it could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Effective intellectual property protection may be unavailable or limited in certain foreign jurisdictions.

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

          We operate or hold spectrum through various subsidiaries and joint ventures in Argentina, Austria, Canada, Chile, Croatia, Germany, Norway, Slovakia and Switzerland and have additional operations located in Finland, France, Germany, India, Japan, South Korea and Switzerland. We may continue to expand our international operations and potentially enter new international markets through acquisitions, joint ventures and strategic alliances.

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

          Our future success depends largely upon the continued service of our board members, executive officers and other key management and technical personnel, particularly James Brailean, Chief Executive Officer of PacketVideo.

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

          We also have certain build-out requirements internationally, and failure to make those service demonstrations could also result in license forfeiture. For example, in Canada, our 2.3 GHz licenses are subject to mid-term in-use demonstration requirements in November of 2009 and in April of 2010. In Chile, our 2.5 GHz licenses are subject to build-out requirements in June of 2009. In Germany, our 3.5 GHz licenses include build-out obligations to provide coverage to 15% of municipalities in each of the country’s regions by year-end 2009 and 25% of municipalities by year-end 2011. In Switzerland, our licenses are subject to a build-out requirement of 120 base station transmitters by September 2010. In Austria, the license includes build-out obligations for 2007 and 2008, which the Company fulfilled, as confirmed by the regulator for 2007 and pending review for 2008. In Croatia, due to the general delay in the commercialization of WiMAX technology and the recent financial market developments the Company is late on certain build-out commitments it has made. To date, the Croatian regulatory authority has not taken any remedial action against the Company, however, for failure to meet these commitments, but it could choose to do so in the future.

          We may not have complete control over our transition of BRS and EBS spectrum, which could impact compliance with FCC rules.

          The FCC’s rules require transition of BRS and EBS spectrum to the new band plan on a Basic Trading Area (“BTA”) basis. See “Government Regulation-BRS-EBS License Conditions.” All of our EBS and BRS spectrum has been transitioned to the new band plan except for our BRS spectrum in Albuquerque, New Mexico. Sprint filed an initiation plan on February 12, 2008 to transition the Albuquerque BTA. We do not hold all of the BRS and EBS spectrum in Albuquerque BTA. Consequently, we will need to coordinate with other BRS and EBS licensees in order to transition spectrum we hold or lease. Disagreements with other BRS or EBS licensees about how the spectrum should be transitioned may delay our efforts to transition spectrum, could result in increased costs to transition the spectrum, and could impact our efforts to comply with applicable FCC rules. The FCC rules permit us to self-transition to the reconfigured band plan if other spectrum holders in our BTAs do not timely transition their spectrum.

          Our use of EBS spectrum is subject to privately negotiated lease agreements. Changes in FCC rules governing such lease agreements, contractual disputes with EBS licensees, or failures by EBS licensees to comply with FCC rules could impact our use of the spectrum.

          With few exceptions, commercial enterprises are restricted from holding licenses for EBS spectrum. Eligibility for EBS spectrum is limited to accredited educational institutions, governmental organizations engaged in the formal education of enrolled students (e.g., school districts), and nonprofit organizations whose purposes are educational. Access to EBS spectrum can only be gained by commercial enterprises through privately-negotiated EBS lease agreements. FCC regulation of EBS leases, private interpretation of EBS lease terms, private contractual disputes, and failure of an EBS licensee to comply with FCC regulations all could impact our use of EBS spectrum and the value of our leased EBS spectrum. The FCC rules permit EBS licensees to enter into lease agreements with a maximum term of 30 years; lease agreements with terms longer than 15 years must contain a “right of review” by the EBS licensee every five years beginning in year 15. The right of review must afford the EBS licensee with an opportunity to review its educational use requirements in light of changes in educational needs, technology, and other relevant factors and to obtain access to such additional services, capacity, support, and/or equipment as the parties shall agree upon in the spectrum leasing arrangement to advance the EBS licensee’s educational mission. A spectrum leasing arrangement may include any mutually agreeable terms designed to accommodate changes in the EBS licensee’s educational use requirements and the commercial lessee’s wireless broadband operations. In addition, the terms of EBS lease agreements are subject to contract interpretation and disputes could arise with EBS licensees. There can be no assurance that EBS leases will continue for the full lease term, or be extended beyond the current term, or be renewed or extended on terms that are satisfactory to us. Similarly, since we are not eligible to hold EBS licenses, we must rely on EBS licensees with whom we contract to comply with FCC rules. The failure of an EBS licensee from whom we lease spectrum to comply with the terms of their FCC authorization or FCC rules could result in termination, forfeiture or non-renewal of their authorization, which would negatively impact the amount of spectrum available for our use.

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

          We hold 30 licenses issued by the FCC for WCS spectrum. Renewal applications for all 2.3 GHz WCS licenses, including those issued to us, were due to be filed with the FCC on July 21, 2007. We filed our WCS renewal applications on April 23, 2007. Under FCC rules, licenses continue in effect during the pendency of timely file renewal applications. At least three parties about which we are aware made filings purporting to be competing “applications” in response to the renewal applications we filed, AT&T and perhaps others. The basis on which the third-party filings were made was the alleged failure of WCS licensees to deploy service on WCS spectrum and satisfy substantial service requirements by July 21, 2007. However, on December 1, 2006, the FCC issued a waiver order extending the substantial service deadline for WCS licensees to July 21, 2010. The FCC’s rules contain no procedures for processing competing “applications” filed for WCS spectrum and the FCC has not accepted them for filing. We have no knowledge of the status of these filings and cannot predict how the FCC may address them or how these filings may impact our renewal applications.

          Interference could negatively impact our use of wireless spectrum we hold, lease or use.

          Under applicable FCC and equivalent international rules, users of wireless spectrum must comply with technical rules that are intended to eliminate or diminish harmful radiofrequency interference between wireless users. Licensed spectrum is generally entitled to interference protection, subject to technical rules applicable to the radio service, while unlicensed spectrum has no interference protection rights and must accept interference caused by other users.

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

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          We are headquartered in San Diego, California. We currently occupy the indicated square footage in the owned and leased facilities described below:

Number of Buildings	Location	Status	Total Square Footage	Primary Use

1	United States	Owned	30,000	Administrative and engineering offices.

6	United States	Leased	162,009	Administrative, finance and legal offices, research and development, and sales and marketing.

11	Europe	Leased	33,606	Administrative offices, research and development and sales and marketing.

3	Asia	Leased	15,663	Administrative offices, research and development, sales and marketing, service functions and network operating centers.

2	Latin America	Leased	2,636	Administrative offices, sales and marketing, service functions, manufacturing and network operating centers.

	Total square footage		243,914

We believe that our properties are adequate for our business as presently conducted.

Item 3. Legal Proceedings

          On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc., Allen Salmasi, George C. Alex and Frank Cassou, Defendants”, was filed in the U.S. District Court for the Southern District of California against the Company and certain of its officers. The suits allege that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of the Company’s common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of the Company’s common stock during an extended class period, between November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act.

          On September 24, 2008, a shareholder derivative suit captioned “Kevin Wailes, derivatively on behalf of NextWave Wireless Inc., Plaintiff, v. Allen Salmasi, William J. Jones, James C. Brailean, Frank A. Cassou, Kevin M. Finn, Roy D. Berger, R. Andrew Salony, George C. Alex, Douglas F. Manchester, Jack Rosen, Robert T. Symington, William H. Webster, David B. Needham, and Kenneth Stanwood, Defendants, and NextWave Wireless Inc., Nominal Defendant”, was filed in the Superior Court for the State of California, County of San Diego, on behalf of the Company against certain of its officers and directors. The suit also named the Company as a nominal defendant. Based on allegations substantially similar to the federal securities actions, the suit asserted claims for defendants’ alleged violations of state law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code between March 2007 and the present. The suit sought the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. On January 23, 2009, the case was dismissed without prejudice.

          We were notified on July 11, 2008 that the former stockholders of GO Networks have filed a demand for arbitration in connection with the February milestone. In his demand, the stockholder representative has claimed that we owe compensation to the former stockholders of GO Networks on the basis of GO Networks purportedly having partially achieved the February milestone under the acquisition agreement. The stockholder representative seeks damages of $10.4 million. Further, on December 5, 2008, the stockholder representative amended his demand and added claims pertaining to the August milestone. In his claims, the stockholder representative asserts, among other claims, that NextWave acted in bad faith in a manner that prevented the achievement of the milestone, and he seeks damages of $12.8 million in connection with these additional claims. We dispute that the February milestone has been met and deny any wrongdoing with respect to the August milestone. The dispute will be administered and heard in accordance with procedures set forth by the International Centre for Dispute Resolution, a division of the American Arbitration Association. We submitted our Statement of Defense on August 25, 2008 and an Amended Statement of Defense on January 6, 2009. A three member arbitration panel has been constituted and the panel has issued a Procedural Order establishing dates and parameters for discovery and the arbitration hearing.

          On February 20, 2009, Arden Realty Limited Partnership (“Arden”) filed a complaint in California State Superior Court for the County of San Diego against NextWave Broadband Inc., alleging breach of two written lease agreements for commercial property. Arden seeks damages in the amount of $2.5 million and $1.4 million respectively for the alleged breaches, as well as interest, attorneys’ fees, among other things. NextWave Broadband Inc. is in the process of retaining counsel and intends to file a responsive pleading.

            We are also currently involved in other legal proceedings in the ordinary course of our business operations.

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

Market Information

          The following table reflects the high and low sales prices, or high and low bid prices, as applicable, rounded to the nearest penny, of our common stock as reported by the NASDAQ Global Market, as applicable, for each quarterly period in 2008 and 2007 in which our common stock was listed thereon, beginning with the listing date. Our common stock traded on the OTC Bulletin Board only for a period between November 16, 2006 and January 2, 2007. Subsequently, our common stock was listed on the NASDAQ Global Market, beginning on January 3, 2007 under the symbol “WAVE”, where it continues to trade.

	High	Low

2008:
First Quarter	$5.91	$4.48
Second Quarter	7.15	4.15
Third Quarter	4.04	4.62
Fourth Quarter	0.65	0.08

2007:
First Quarter	$12.75	$9.73
Second Quarter	10.10	8.35
Third Quarter	8.20	5.72
Fourth Quarter	6.48	5.11

          On October 7, 2008, we received a Staff Deficiency Letter from The NASDAQ Stock Market LLC, or NASDAQ, notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 4450(a)(5), or the Rule, because the closing bid price for our Common Stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with NASDAQ Marketplace Rule 4450(e)(2), we were provided a period of 180 calendar days to regain compliance. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of the Rule until January 19, 2009, and as a result, the period during which we have to regain compliance has been extended to July 10, 2009. If at any time before July 10, 2009, the bid price of our Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by July 10, 2009, our Common Stock will be subject to delisting from The NASDAQ Global Market.

Dividend Policy

          We have never paid a dividend on our common stock and do not anticipate paying one in the foreseeable future. Pursuant to the terms of the Purchase Agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes, we are restricted from paying dividends and making distributions to holders of our capital stock. In the event we are permitted to pay a dividend on our common stock, the payment of any future dividends will be at the discretion of our Board and will depend upon, among other things, our financial condition and capital needs, legal or contractual restrictions on the payment of dividends and other factors deemed pertinent by our Board.

          Holders of our Series A Preferred Stock were entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. On October 9, 2008, we issued our Third Lien Notes in an aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Preferred Stock. We accrued for $22.8 million and $20.8 million in undeclared dividends during the years ended December 27, 2008, through the date of the exchange, and December 29, 2007, respectively.

          For additional information on payment of and restrictions on dividends, please also refer to our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

Repurchases of Common Stock

          We did not repurchase any of our common stock during the year ended December 27, 2008.

Stock Performance Graph

          The following performance graph compares the Company’s cumulative total stockholder return on our common stock with the cumulative total return of the same investment in each of the following: S&P 500 Index, NASDAQ Composite Index, NASDAQ Telecommunications Index and the NASDAQ Global Market Composite Index. The performance graph does not include our peer group because peer group information is represented in the NASDAQ Global Market Composite Index. The cumulative total return computations set forth in the performance graph assume the investment of $100 in our common stock and each of the listed indexes as of December 27, 2008. Shareholder returns over the period indicated should not be considered indicative of future shareholder returns.

Performance Measurement Comparison

          The information contained in the Performance Graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

Holders

          As of March 5, 2009, there were approximately 1,469 holders of record of our common stock.

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

          In addition, the information required by this Item concerning the securities authorized for issuance under equity compensation plans is incorporated herein by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders.

Item 6. Selected Financial Data

          The following consolidated statement of operations data for each of the three fiscal years in the period ended December 27, 2008 and for the period from the date of our inception (April 13, 2005) to December 31, 2005, and selected consolidated balance sheet data as of December 27, 2008, December 29, 2007, December 30, 2006 and December 31, 2005 was derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report.

          Effective January 1, 2006, we changed our fiscal year end and quarterly reporting periods from quarterly calendar periods ending on December 31 to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year.

          The financial information presented below includes the results of operations of acquired companies from the date of the respective acquisitions. The results of operations of our Networks segment, which includes our GO Networks, IPWireless and Cygnus subsidiaries, and our Global Services and NextWave Network Product Support strategic business units, our Semiconductor segment and our WiMax Telecom business, have been reported as discontinued operations in the consolidated financial statements for all periods presented.

				Inception (April 13, 2005) to December 31, 2005
	Years Ended

(in thousands, except per share data)	December 27, 2008	December 29, 2007	December 26, 2006

Consolidated Statement of Operations Data:
Technology licensing and service revenues	$63,009	$36,328	$24,284	$3,642

Operating expenses:
Cost of technology licensing and service revenues	18,819	17,084	12,054	4,275
Engineering, research and development	27,762	24,431	13,862	2,758
Sales and marketing	12,597	14,040	9,416	2,960
General and administrative	67,873	76,024	45,669	15,159
Restructuring charges	7,582	—	—	—
Asset impairment charges	6,837	—	—	—
Purchased in-process research and development	—	860	1,648	6,600

Total operating expenses	141,470	132,439	82,649	31,752
Gain on sale of wireless spectrum licenses(2)	70,283	—	—	—

Loss from operations	(8,178)	(96,111)	(58,365)	(28,110)

Other income (expense):
Interest income	3,048	15,799	12,503	10,207
Interest expense	(99,334)	(45,981)	(20,642)	(247)
Other income (expense), net	(2,364)	(1,048)	6	(51)

Total other expense, net	(98,650)	(31,230)	(8,133)	9,909

Loss from continuing operations before income taxes and minority interest	(106,828)	(127,341)	(66,498)	(18,201)
Income tax benefit (provision)	1,276	(1,261)	105	(417)
Minority interest	—	1,048	1,537	—

Net loss from continuing operations	(105,552)	(127,554)	(64,856)	(18,618)
Loss from discontinued operations, net of loss on sale of discontinued operations $118,360, $0 and $0, income tax benefit (provision) of $3,384, $626 and $(70), and minority interest in subsidiary net losses of $0, $0 and $71, respectively	(323,705)	(192,556)	(40,164)	(27,334)

Net loss	(429,257)	(320,110)	(105,020)	(45,952)
Less: Preferred stock dividends	(22,769)	(20,810)	—	—
Accretion of issuance costs on preferred stock	(230)	(210)	—	—
Preferred stock exchanged for Third Lien Notes(5)	104,349	—	—	—

Net loss applicable to common shares	$(347,907)	$(341,130)	$(105,020)	$(45,952)

Net loss per common share – basic and diluted:
Continuing operations, including preferred stock dividends and costs and exchange of preferred stock	$(0.22)	$(1.66)	$(0.79)	N/A (6)
Discontinued operations	(2.94)	(2.15)	(0.49)	N/A (6)

Net loss	$(3.16)	$(3.81)	$(1.28)	N/A (6)

Weighted average shares used in per share calculation	110,224	89,441	81,841

(in thousands)	At December 27, 2008		At December 29, 2007		At December 26, 2006		At December 31, 2005

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$60,848		$159,984		$200,290		$454,560
Restricted cash(3)	24,870		75,202		75,134		63
Assets of discontinued operations, excluding wireless spectrum licenses	24,726		271,865		17,570		15,739
Wireless spectrum licenses, net, including wireless spectrum licenses held for sale	555,156		633,881		527,998	(7)	45,467
Goodwill	38,662		40,082		27,119		20,163
Other intangible assets, net	18,933		24,115		17,020		18,100
Total assets	757,510		1,258,738		897,079		579,774
Long-term obligations, net of current portion	496,297	(5)	320,782		298,030	(3)	14,846
Redeemable Series A Senior Convertible Preferred Stock	—	(5)	371,986	(4)	—		—
Total stockholders’ equity (deficit)(1)	(56,116)		228,765		469,178		—
Total members’ equity(1)	—		—		—		539,364

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

(2)

During 2008, we completed the sale of certain of our Advanced Wireless Services (AWS”) spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental costs to sell, of $145.5 million, and recognized gain on these sales totaling $70.3 million. The net proceeds from the sale were used to redeem a portion of our 7% Senior Secured Notes due 2010 (the “Senior Notes”) at a redemption price of 105% of the principal amount thereof plus accrued interest.

(3)

On July 17, 2006, we issued the Senior Notes in the aggregate principal amount of $350.0 million. The Senior Notes were issued at a fifteen percent (15%) original issue discount, resulting in gross proceeds of $297.5 million. We were required to maintain a minimum balance of $75.0 million in cash or cash equivalents from funds other than the proceeds of the Senior Notes in a restricted collateral account at all times while the Senior Notes remained outstanding. In March 2008, we amended the original purchase agreement for the Senior Notes to allow us to withdraw up to the full amount of the $75.0 million cash reserve account established as collateral for the Senior Notes for use in funding our business plan, subject to the payment of a consent fee of $3.5 million per $25.0 million withdrawn. We withdrew the entire $75.0 million during 2008 and paid consent fees of $10.5 million.

(4)	On March 28, 2007, we issued and sold 355,000 shares of our Series A Preferred Stock at a price of $1,000 per share for net cash proceeds of $351.1 million.

(5)

In October 2008, we issued the Second Lien Notes in the aggregate principal amount of $105.3 million, the related net cash proceeds thereof totaling approximately $87.5 million, and the Third Lien Notes for an aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Preferred Stock on October 9, 2008.

(6)	Loss per share information is not presented for the period from inception (April 13, 2005) to December 31, 2005 as it would not be meaningful due to the Corporate Conversion Merger.

(7)	The increase in wireless spectrum licenses, net, during 2006, includes our July 2006 acquisition of WCS Wireless, Inc. which resulted in the addition of $236.4 million of wireless spectrum licenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Our actual results could differ substantially from those anticipated by such forward-looking information due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report. Additionally, the following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

OVERVIEW

2008 Highlights

•	Our revenues from continuing operations for 2008 totaled $63.0 million compared to $36.3 million for 2007, reflecting continued growth in our Multimedia segment.

•

During the fourth quarter of 2008, we completed the sale of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $145.5 million, and recognized gains on these sales totaling $70.3 million. The net proceeds from the sale were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

•

On October 9, 2008, we issued the Second Lien Notes in the aggregate principal amount of $105.3 million. After payment of transaction-related fees and expenses, we received net proceeds of approximately $87.5 million to be used solely in connection with the ordinary course business operations and not for any acquisition of assets or businesses or other uses. Concurrently, we issued the Third Lien Notes in an aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Preferred Stock. We did not receive any cash proceeds from the issuance of the Third Lien Notes.

•

In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, we commenced the implementation of a global restructuring initiative, pursuant to which we completed the following actions in the second half of 2008:

	➢	we sold a controlling interest in our IPWireless subsidiary for an upfront cash payment of approximately $1.1 million and future cash payments of up to $0.5 million;

➢

we shut down the operations of our network infrastructure businesses, which comprise our Networks segment, including the operations of our GO Networks and Cygnus subsidiaries and our Global Services and NextWave Network Support strategic business units;

➢

we initiated bankruptcy liquidation proceedings for three of our network infrastructure subsidiaries in Israel, Denmark and Canada to provide an orderly process for the discontinuance of operations and to advance our divestiture and cost reduction strategy;

➢

we retained Canaccord Adams to explore strategic transactions to optimize the value of our semiconductor business and eliminate the need to make on-going capital investments in or incur liabilities relating to this business, and, in the first quarter of 2009, due to the inability to identify any such transaction, we wound down our semiconductor operations and terminated approximately 190 employees; and

	➢	we retained goetzpartners to explore the sale of our WiMax Telecom business in Europe.

          Several factors led to our decision to implement our global restructuring initiative, including adverse worldwide economic conditions, which we believe have adversely affected manufacturers of telecommunications equipment and technology and caused our discontinued Networks segment to experience lower than projected contract bookings and revenues. We believe these conditions have also led to a delay in global WiMAX network deployments, which adversely impacted the timing and volume of projected commercial sales of WiMAX products of our discontinued semiconductor business.

Our Business and Operating Segments

          NextWave Wireless Inc. is a holding company for mobile multimedia businesses and a significant wireless spectrum portfolio. As a result of our global restructuring initiative, our continuing operations are focused on two key segments: Multimedia, consisting of the operations of our wholly owned subsidiary PacketVideo, and Strategic Initiatives, focused on the management of our wireless spectrum interests.

          In the second half of 2008, we commenced the implementation of our global restructuring initiative in an effort to reduce our working capital requirements, narrow our business focus and reorganize our operating units. Key results of this initiative include a 41% reduction in our global workforce, the divestiture of our IPWireless network infrastructure business, the discontinuation of operations at our GO Networks, Cygnus, Global Services and NextWave Networks Products Support infrastructure businesses, and the closing of several facilities throughout the world. Additionally, in the first quarter of 2009, we wound down our semiconductor operations and terminated approximately 190 employees. We anticipate that further implementation of our global restructuring initiative will result in additional headcount reductions and operating unit divestitures or discontinuations, including the divestiture of our WiMax Telecom business and the sale of certain assets of our semiconductor business.

          To further enhance our operational flexibility, on April 1, 2009, we have obtained a waiver from the holders of our Senior Notes, Second Lien Notes, and Third Lien Notes that adjusts our minimum cash balance requirement from $15 million to $5 million, waives certain events of default relating to timely delivery of a new operating budget, permits us to issue up to $25 million of indebtedness on a pari passu basis with our Second Lien Notes, and allows us to pay certain holders of our Senior Notes payment-in-kind interest at a rate of 14%. We also entered into a cinding commitment letter with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman and Chief Executive Officer, to provide up to $15 million of working capital financing.

          We believe that the completion of the asset divestiture and cost reduction actions contemplated by our global restructuring initiative, including the divestiture or shut down of our semiconductor business, our current cash and cash equivalents, projected revenues from our Multimedia segment, our committed $15 million working capital financing and our ability to elect payment in kind interest with respect to at least 50% in aggregate principal amount of our Senior Notes, coupled with the reduction to the minimum cash balance requirement, will allow us to meet our estimated working capital requirements at least through December 2009.  Should we be unable to achieve the revenues and/or cash flows for fiscal year 2009 contemplated in our operating plan, which was approved by the Governance Committee of our Board of Directors on March 27, 2009, we will implement certain additional actions to reduce our working capital requirements including staffing reductions, the deferral of capital expenditures associated with the build-out requirements of our wireless spectrum licenses and reductions in foreign operations.

          If we are unable to achieve the anticipated savings from the implementation of our global restructuring initiative, we are unable to consummate our working capital financing transaction, or if we were to incur significant unanticipated expenditures, we would be required to renegotiate our lending arrangements and we may also be required to seek additional debt and/or equity financing and/or further reduce discretionary spending. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Insufficient capital would significantly restrict our ability to operate and could cause us to seek relief through a filing in the U.S Bankruptcy Court.

          Multimedia Segment

          PacketVideo was founded in 1998 and supplies multimedia software and services to many of the world’s largest network operators and wireless handset manufacturers. These companies in turn use PacketVideo’s platform to offer music and video services on mobile handsets, generally under their own brands. To date, over 280 million PacketVideo-powered handsets have been shipped worldwide. PacketVideo has been contracted by some of the world’s largest carriers, such as Orange, NTT DoCoMo, Rogers Wireless, TeliaSonera, TELUS Mobility, Verizon Wireless and Vodafone India to design and implement the embedded multimedia software capabilities contained in their handsets. PacketVideo’s software is compatible with virtually all network technologies including CDMA, GSM, WiMAX, LTE and WCDMA.

          As mobile platforms evolve, PacketVideo continues to provide the best multimedia solutions. PacketVideo is one of the original founding member of the Open Handset Alliance (“OHA”), led by Google. PacketVideo’s OpenCORE™ platform serves as the multimedia software subsystem for the OHA’s mobile device Android™ platform. In a similar vein, PacketVideo has been recognized for its support of the LiMO Foundation™ and their platform initiatives. We believe that by supporting the efforts of the OHA and LiMO Foundation, PacketVideo is well positioned to market its full suite of enhanced software applications to Android and LiMO application developers.

          In addition, since 2006 PacketVideo has offered software products for use on PCs, consumer electronics and other devices in the home. We believe that media consumption in the home and media consumption on mobile handsets is converging. PacketVideo’s TwonkyMedia™ product line is designed to capitalize on this trend. PacketVideo has invested in the development and acquisition of a wide range of technologies and capabilities to provide its customers with software solutions to enable home/office digital media convergence using communication protocols standardized by the Digital Living Network AllianceTM. The TwonkyMediaTM suite of products that provide for content search, discovery, organization and content delivery/sharing amongst consumer electronics products connected to an Internet Protocol-based network. This powerful platform is designed to provide an enhanced user experience by intelligently responding to user preferences based on content type, day-part, and content storage location. In addition, PacketVideo’s patented Digital Rights Management (“DRM”) solutions, already in use by many wireless carriers globally, represent a key enabler of digital media convergence by preventing the unauthorized access or duplication of multimedia content used or shared by PacketVideo-enabled devices. Additionally, PacketVideo is one of the largest suppliers of Microsoft DRM technologies for the wireless market today.

          Although we believe that PacketVideo’s products are advantageous and well positioned for success, PacketVideo’s business largely depends upon volume based sales of devices into the market. The economic downturn in the global markets has affected consumer spending habits. PacketVideo’s customers and distribution partners, telecommunications companies and consumer electronics device manufacturers, are not immune to such uncertain and adverse market conditions. PacketVideo relies on these partners as distribution avenues for its developed products. Additionally, competitive pressures may cause further price wars in an effort to win or sustain business which will have an effect on overall margins and projections. If economic conditions continue to deteriorate, this may result in lower than expected sales volumes, resulting in lower revenue, gross margins, and operating income.

Strategic Initiatives Segment

          Our strategic initiatives business segment is engaged in the management of our global wireless spectrum holdings. Our total spectrum holdings consist of approximately ten billion MHz points-of-presence (“POPs”), covering approximately 220.4 million POPs, of which 118.2 million POPs are covered by 20 MHz or more of spectrum, and an additional 87.2 million POPs are covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Services (“AWS”) bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

          Our international spectrum holdings include nationwide 3.5 GHz licenses in Austria, Croatia, Germany, Slovakia and Switzerland; a nationwide 2.0 GHz license in Norway; 2.3 GHz licenses in Canada; and 2.5 GHz licenses in Argentina and Chile, covering 145 million POPs.

          We continue to pursue the sale of our wireless spectrum holdings and have engaged Deutsche Bank and UBS Investment Bank to explore the sale of our domestic wireless spectrum holdings, Canaccord Adams to explore the sale of our Canadian wireless spectrum holdings and goetzpartners to explore the sale of our WiMax Telecom business in Europe. Additionally, we are actively marketing for sale our wireless spectrum holdings in Argentina and Chile. Any sale or transfer of the ownership of our wireless spectrum holdings is subject to regulatory approval.

          During the fourth quarter of 2008, we completed the sale of certain of our owned AWS spectrum licenses in the United States covering 39.5 million POPs to third parties for net proceeds, after deducting direct and incremental selling costs, of $145.5 million, and recognized gains on these sales totaling $70.3 million. The net proceeds from the sale were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

          We realized a significant return on our original investment in these licenses. However, there can be no assurance that we will realize a similar return upon the sale of our remaining wireless spectrum holdings. Although we believe that the fair value of our wireless spectrum assets at least approximates the carrying value, the sale price of our wireless spectrum assets will be impacted by, among other things:

•	the FCC’s final resolution of ongoing proceedings regarding interference from satellite digital audio radio services to our WCS spectrum licenses;

•

the timing and associated costs of build out or substantial service requirements attached to our domestic and international spectrum licenses, where a failure to comply with these requirements could result in license forfeiture;

•	timing of closure of potential sales, particular if it is necessary to accelerate the planned sale of certain of our spectrum licenses in order to meet debt payment obligations;

•	worldwide economic conditions which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in global WiMAX network deployments; and

•	availability of capital for prospective spectrum buyers has been negatively impacted by the downturn in the credit and financial markets.

          As we have previously disclosed, our efforts to sell our wireless spectrum holdings on favorable terms has been delayed by current market conditions, as well as regulatory and other market activities involving potential buyers. We are continuing to have discussions with numerous parties who have expressed interest in our various spectrum assets. However, we believe that adverse economic conditions continue to affect potential purchasers of our wireless spectrum, and there can be no assurance as to the timing of further spectrum sales or the sales prices that will be attained.

          Results of Operations

          Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions. The results of operations of our Networks segment, which includes our GO Networks, IPWireless and Cygnus subsidiaries, and our Global Services and NextWave Network Product Support strategic business units, our Semiconductor segment and our WiMax Telecom business, have been reported as discontinued operations in the consolidated financial statements for all periods presented.

Comparison of Our Fiscal Year Ended December 27, 2008 to Our Fiscal Year Ended December 29, 2007 – Continuing Operations

Revenues

          Total revenues from continuing operations for 2008 were $63.0 million, as compared to $36.3 million for 2007, an increase of $26.7 million. Total revenues for both periods consist entirely of revenues generated by our Multimedia segment. The increase in revenues was attributable to unit sales growth and increased market penetration of mobile subscriber services by our customer base, which includes wireless operators and device manufacturers.

          Sales to three Multimedia customers, Verizon Wireless, NTT DoCoMo and Sony Ericsson, accounted for 38%, 17%, and 14%, respectively, of our total revenues from continuing operations during 2008. Sales to one Multimedia customer, Verizon Wireless, accounted for 64% of our total revenues from continuing operations during 2007.

          In general, the financial consideration received from wireless carriers and mobile phone and wireless device manufacturers is primarily derived from a combination of technology development contracts, royalties, software support and maintenance and wireless broadband products.

          We expect that revenues from our Multimedia segment for fiscal year 2009 will be affected by the current adverse worldwide economic conditions, and among other things, new product and service introductions, competitive conditions, customer marketing budgets for introduction of new subscriber products, the rate of expansion of our customer base, the build-out rate of wireless networks, price increases, subscriber device life cycles and demand for wireless data services.

Operating Expenses

	Years Ended

(in millions)	December 27, 2008	December 29, 2007	Increase (Decrease)

Cost of technology licensing and service revenues	$18.8	$17.1	$1.7
Engineering, research and development	27.8	24.4	3.4
Sales and marketing	12.6	14.0	(1.4)
General and administrative	67.9	76.0	(8.1)
Restructuring charges	7.6	—	7.6
Asset impairment charges	6.8	—	6.8
Purchased in-process research and development	—	0.9	(0.9)

Total operating expenses	$141.5	$132.4	$9.1

Cost of Technology, Licensing and Service Revenues

          Cost of technology licensing and service revenues from continuing operations as a percentage of the associated revenues for 2008 was 30%, as compared to 47% for 2007. The improvement in gross margins in 2008 reflects a $15.4 million increase in technology licensing and royalty fee revenues in our Multimedia segment, which have minimal associated cost of revenue.

          Cost of technology licensing and service revenues from continuing operations, which consists entirely of cost of revenues generated by our Multimedia segment, primarily includes direct engineering labor expenses, allocated overhead costs, costs associated with offshore contract labor costs, other direct costs related to the execution of technology development contracts and amortization of purchased intangible assets.

          Included in cost of technology licensing and service revenues in 2008 and 2007 is $3.1 million and $2.6 million, respectively, of amortization of purchased intangible assets. Also included in cost of technology, licensing and service revenues in 2008 and 2007 is $0.4 million and $0.2 million, respectively, of share-based compensation expense.

          We believe that cost of technology, licensing and service revenues as a percentage of revenue for future periods will be affected by, among other things, sales volumes, competitive conditions, royalty payments by us on licensed technologies, changes in average selling prices, and our ability to make productivity improvements through continual cost reduction programs.

Engineering, Research and Development

          The $3.4 million increase in engineering, research and development expenses from continuing operations during 2008 is primarily attributable to our Multimedia segment and is due to an increase in the costs of the ongoing development of multimedia software applications, media content management platforms and content delivery services, mainly through increased engineering headcount, including contractors.

          Included in engineering, research and development expenses in each of 2008 and 2007 is $0.2 million of amortization of purchased intangible assets. Also included in engineering, research and development expenses in 2008 and 2007 is $1.2 million and $1.5 million, respectively, of share-based compensation expense.

          We anticipate that engineering, research and development expenses from continuing operations will increase over the next twelve months from the ongoing development activities at our Multimedia segment.

Sales and Marketing

          The $1.4 million decrease in sales and marketing expenses from continuing operations during 2008 is primarily attributable to a $2.1 million decrease in corporate marketing expenses resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, offset by an $0.7 million increase in sales and marketing expenses in our Multimedia segment due primarily to the expansion of marketing efforts. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

          Included in sales and marketing expenses in 2008 and 2007 is $1.1 million and $1.0 million, respectively, of amortization of purchased intangible assets. Also included in sales and marketing expenses in 2008 and 2007 is $0.3 million and $0.5 million, respectively, of share-based compensation expense.

          We anticipate that sales and marketing expenses from continuing operations will continue to decline over the next twelve months as we continue to implement cost reduction actions and business divestiture plans.

General and Administrative

          The $8.1 million decrease in general and administrative expenses from continuing operations during 2008 is primarily attributable to the corporate cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges. The decrease is also attributable to a decline in professional fees, due to a higher level of mergers and acquisition activity in 2007, and lower employee recruitment expenses, offset by a $3.6 million increase in amortization of purchased intangible assets, primarily wireless spectrum license assets resulting from the acquisition of additional wireless spectrum licenses in North America and Europe during 2007, and increased general and administrative expenses associated with the establishment of a shared services office in Europe.

          Included in general and administrative expenses in 2008 and 2007 is $9.8 million and $6.3 million, respectively, of amortization of finite-lived wireless spectrum licenses, and $0.5 million and $0.4 million, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses in 2008 and 2007 is $3.3 million and $3.4 million, respectively, of share-based compensation expense.

          We anticipate that general and administrative expenses from continuing operations will continue to decline over the next twelve months as we continue to implement cost reduction actions and business divestiture plans.

Restructuring Charges

          In connection with the implementation of our global restructuring initiative, during 2008, our continuing operations terminated 55 employees worldwide and vacated four leased facilities. As a result, we incurred $1.8 million in employee termination costs, $1.6 million in lease liability and related facility closure costs and $4.2 million in other related costs, including contract termination costs, selling costs and legal fees. We anticipate the continued implementation of our global restructuring initiative in 2009 will result in the termination of an additional 58 employees and vacating additional leased facilities associated with our continuing operations.

Accordingly, we will incur additional restructuring charges in the future as we continue to implement our global restructuring initiative.

Asset Impairment Charges

          In connection with the implementation of our global restructuring initiative, we reviewed our long-lived assets for impairment and determined that indicators of impairment were present for certain long-lived assets utilized by our corporate administration functions. We performed an impairment assessment of these assets and concluded that the carrying value of certain of the assets exceeded their fair value. Accordingly, during 2008, we recognized an asset impairment charge of $6.8 million.

          We may incur additional asset impairment charges in the future as we continue to implement our global restructuring initiative.

Purchased In-Process Research and Development

          Purchased in-process research and development in 2007 consisted entirely of the assigned value of the video and audio software for handsets development project purchased through our acquisition of SDC Secure Digital Container AG (“SDC”) in January 2007. The value allocated to purchased in-process research and development was based on projects that had not reached technological feasibility and had no alternative future uses and was determined through established valuation techniques used in the high technology industry. The value of the purchased in-process research and development from the SDC acquisition was expensed at the date of acquisition.

Gain on Sale of Wireless Spectrum Licenses

          During the fourth quarter of 2008, we completed the sale of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $145.5 million, and recognized gains on these sales totaling $70.3 million. The net proceeds from the sale were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

Interest Income

          Interest income from continuing operations for 2008 was $3.0 million, as compared to $15.8 million for 2007, a decrease of $12.8 million. The decrease is primarily due to the decline in our unrestricted and restricted cash, cash equivalents and marketable securities balances held by continuing operations during 2008.

          Interest income in the future will be affected by changes in short-term interest rates and changes in our cash, cash equivalents and marketable securities balances, which may be materially impacted by divestitures and other financial activities.

Interest Expense

          Interest expense from continuing operations for 2008 was $99.3 million, as compared to $46.0 million for 2007, an increase of $53.3 million. The increase in interest expense is primarily attributable to $10.5 million in consent fees paid during 2008 to withdraw the full $75.0 million from the cash reserve account related to the Senior Notes, $19.0 million in higher interest accretion of the debt discount and issuance costs related to our Senior Notes, including $11.9 million representing the debt discount and debt issuance costs related to principal redeemed using the proceeds from the sales of wireless spectrum and $6.8 million representing the 5% premium paid upon redemption, $5.7 million in interest and interest accretion of the debt discount and issuance costs related to our Second Lien Notes and $17.7 million in interest and interest accretion of the discount related to our Third Lien Notes. The remainder of the increase consists primarily of higher accretion of discounted wireless spectrum license lease liabilities acquired during 2008 and 2007 and interest on debt assumed and guaranteed by us in connection with our acquisitions during 2007.

          We anticipate that interest expense from continuing operations will continue to increase over the next twelve months as a result of our issuance of the Second Lien Notes and Third Lien Notes in October 2008.

Other Income (Expense), Net

          Other expense, net, for 2008 was $2.4 million, as compared to $1.0 million for 2007, an increase of $1.4 million. The increase in other expense, net is due primarily to the change in the fair value of the embedded derivatives on our Second Lien Notes and Third Lien Notes issued in October 2008.

Provision for Income Taxes

          During 2008, substantially all of our U.S. subsidiaries generated taxable losses and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. However, certain of our controlled foreign corporations generated taxable income as a result of cost sharing and transfer pricing arrangements with our U.S. subsidiaries in relation to research and development expenses incurred. Our effective income tax rate for continuing operations for 2008 was (1.2)%, resulting in a $1.3 million income tax benefit on our pre-tax loss of $106.8 million. The income tax benefit consists of a $2.4 million benefit from the effect of the change in the effective income tax rate on the deferred tax liabilities associated with indefinite-lived intangible assets, offset by $0.7 million of income taxes related to our controlled foreign corporations and $0.4 million for foreign withholding tax on royalty payments received from certain PacketVideo customers.

          The effective income tax rate for continuing operations for 2007 was 1.0%, resulting in a $1.3 million income tax provision in 2007 on our pre-tax loss of $127.3 million, which primarily relates to income taxes in foreign jurisdictions.

Minority Interest

          Minority interest during 2007 represents the minority shareholder’s share of losses to the extent of their capital contributions in Inquam Broadband Holding Ltd. (“Inquam”). In October 2007, we acquired the remaining minority interest ownership in Inquam.

Comparison of Our Fiscal Year Ended December 29, 2007 to Our Fiscal Year Ended December 30, 2006 – Continuing Operations

Revenues

          Total revenues from continuing operations for 2007 were $36.3 million, as compared to $24.3 million for 2006, an increase of $12.0 million. Total revenues for both periods consist entirely of revenues generated by our Multimedia segment. The increase in revenues was attributable to unit sales growth and increased market penetration of mobile subscriber services by our customer base, which includes wireless operators and device manufacturers.

          Sales to one Multimedia customer, Verizon Wireless, accounted for 64% of our consolidated revenues during each of 2007 and 2006.

Operating Expenses

	Years Ended

(in millions)	December 29, 2007	December 30, 2006	Increase (Decrease)

Cost of technology, licensing and service revenues	$17.1	$12.0	$5.1
Engineering, research and development	24.4	13.9	10.5
Sales and marketing	14.0	9.4	4.6
General and administrative	76.0	45.7	30.3
Purchased in-process research and development	0.9	1.6	(0.7)

Total operating expenses	$132.4	$82.6	$49.8

Cost of technology, licensing and service revenues

          Cost of technology licensing and service revenues from continuing operations as a percentage of the associated revenues for 2007 was 47%, as compared to 50% for 2006. The improvement in gross margins in 2007 reflects a $12.1 million increase in technology licensing and royalty fee revenues in our Multimedia segment, which have minimal associated cost of revenue.

          Included in cost of revenues in 2007 and 2006 is $2.6 million and $1.5 million, respectively, of amortization of purchased intangible assets. Also included in cost of revenues in 2007 and 2006 is $0.2 million and $17,000, respectively, of share-based compensation expense.

Engineering, Research and Development

          The $10.5 million increase in engineering, research and development expenses from continuing operations during 2007 is primarily attributable to our Multimedia segment and is due to an increase in the costs of the ongoing development of multimedia software applications, media content management platforms and content delivery services, mainly through increased engineering headcount, including contractors.

          Included in engineering, research and development expenses in each of 2007 and 2006 is $0.2 million of amortization of purchased intangible assets. Also included in engineering, research and development expenses in 2007 and 2006 is $1.5 million and $0.4 million, respectively, of share-based compensation expense.

Sales and Marketing

          The $4.6 million increase in sales and marketing expenses from continuing operations is attributable to the continued expansion of the sales and marketing function in our Multimedia segment, to accommodate continued sales growth, and our corporate marketing function, to support our ongoing corporate branding efforts.

          Included in sales and marketing expenses in 2007 and 2006 is $1.0 million and $0.8 million, respectively, of amortization of purchased intangible assets. Also included in sales and marketing expenses in 2007 and 2006 is $0.5 million and $0.2 million, respectively, of share-based compensation expense.

General and Administrative

          The $30.3 million increase in general and administrative expenses from continuing operations is primarily attributable to significant growth in our corporate administration function during 2007 to support the overall organizational growth resulting from the several acquisitions we completed in 2007, including our acquisitions of IPWireless, GO Networks, SDC and WiMax Telecom, and the continued expansion of our semiconductor development operations. The increase is also attributable to a $3.6 million increase in amortization of purchased intangible assets, primarily wireless spectrum license assets resulting from the acquisition of additional wireless spectrum licenses in North America and Europe during 2007, a $4.1 million increase in professional fees due to the acquisition activity in 2007 and a $1.0 million increase in employee recruitment expenses.

          Included in general and administrative expenses in 2007 and 2006 is $6.3 million and $2.9 million, respectively, of amortization of finite-lived wireless spectrum licenses, and $0.4 million and $0.2 million, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses in 2007 and 2006 is $3.4 million and $2.6 million, respectively, of share-based compensation expense.

Purchased In-Process Research and Development

          Purchased in-process research and development totaled $0.9 million and $1.6 million during 2007 and 2006, respectively. In 2007, purchased in-process research and development consisted of the assigned value of SDC’s video and audio software for handsets development project of $0.9 million. In 2006, purchased in-process research and development consisted of the assigned value of Tusonic’s server and database applications for delivering music-related content using web services development project of $1.6 million. The values allocated to purchased in-process research and development were based on projects that had not reached technological feasibility and had no alternative future uses and were determined through established valuation techniques used in the high technology industry. The value of the purchased in-process research and development was expensed at the respective dates of acquisition.

Interest Income

          Interest income from continuing operations for 2007 was $15.8 million, as compared to $12.5 million for 2006, an increase of $3.3 million, and consisted of interest earned during the respective periods on our unrestricted and restricted cash, cash equivalents and marketable securities balances held by continuing operations.

Interest Expense

          Interest expense from continuing operations for 2007 was $46.0 million, as compared to $20.6 million for 2006, an increase of $25.4 million. Our issuance of the Senior Notes in July 2006 accounted for $23.7 million of the increase. The remainder of the increase consists primarily of higher accretion of discounted wireless spectrum license lease liabilities acquired during 2007 and 2006 and interest on debt assumed and guaranteed by us in connection with our acquisitions during 2007.

Provision for Income Taxes

          The effective income tax rate for continuing operations for 2007 was 1.0%, resulting in a $1.3 million income tax provision in 2007 on our pre-tax loss of $127.3 million, which primarily relates to income taxes in foreign jurisdictions.

          The effective income tax rate for continuing operations for 2006 was (0.2)% resulting in an income tax benefit of $0.1 million in 2006 on our pre-tax loss of $66.5 million.

Minority Interest

          Minority interest during 2007 and 2006 primarily represents the minority shareholder’s share of losses to the extent of their capital contributions in Inquam. In October 2007, we acquired the remaining minority interest ownership in Inquam.

Segment Results

          During 2007, after a series of acquisitions, we reorganized our businesses into four reportable segments on the basis of products, services and strategic initiatives. Our two continuing reportable segments are Multimedia and Strategic Initiatives. As described elsewhere, as a result of the implementation of our global restructuring initiative, we have divested our Networks segment, and will divest our Semiconductor segment and our WiMax Telecom business, either through sale, dissolution or closure. Accordingly, we have reported the results of operations for our entire Networks and Semiconductor segments and our WiMax Telecom business, which was included in our Strategic Initiatives segment, as discontinued operations for all periods presented.

          Prior to 2007, we operated in one reportable segment, a wireless technology business focused on developing, acquiring and marketing next-generation mobile broadband and wireless multimedia products and technologies. Segment information for 2006 has not been provided as it would be impracticable to do so.

          Results for our continuing operating segments for 2008 and 2007 are as follows:

(in millions)	Multimedia	Strategic Initiatives	Other or Unallocated	Consolidated

For the Years Ended:
December 27, 2008
Revenues from external customers	$63.0	$—	$—	$63.0
Income (loss) from operations	(5.5)	55.9	(58.6)	(8.2)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	6.2	9.7	4.1	20.0
Restructuring charges	0.2	—	7.4	7.6
Asset impairment charges	—	—	6.8	6.8
December 29, 2007
Revenues from external customers	$36.3	$—	$—	$36.3
Loss from operations	(24.8)	(10.6)	(60.7)	(96.1)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	5.0	6.3	3.9	15.2
Purchased in-process research and development costs	0.9	—	—	0.9

Multimedia

          Revenues for the Multimedia segment increased $26.7 million during 2008 and resulted primarily from unit sales growth and increased market penetration of mobile subscriber services by our customer base, which includes wireless carriers and mobile phone and wireless device manufacturers.

          Loss from operations for the Multimedia segment decreased $19.3 million during 2008 and was primarily attributable to the $15.4 million increase in technology licensing and royalty fee revenues recognized by our Multimedia segment since these revenues have minimal associated costs.

Strategic Initiatives

          During 2008, the Strategic Initiatives segment generated income from operations of $55.9 million, as compared to a loss from operations of $10.6 million for 2007. The income from operations generated in 2008 and the decrease in loss from operations during 2008 is a result of the gain on sale of wireless spectrum licenses of $70.3 million recognized during 2008.

          Absent the gain on sale of wireless spectrum licenses, the Strategic Initiatives segment would have generated a loss from operations of $14.4 million during 2008. The increase in the loss from operations for the Strategic Initiatives segment, absent the gain on the sale of wireless spectrum is primarily attributable to a $3.5 million increase in amortization of purchased intangible assets, primarily wireless spectrum license assets resulting from the acquisition of additional wireless spectrum licenses in North America and Europe during 2007.

Other or Unallocated

          The loss from operations classified as Other or Unallocated decreased $2.1 million during 2008. The decrease in loss from operations during 2008 is primarily attributable to the corporate cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs.

Comparison of Our Fiscal Year Ended December 27, 2008 to Our Fiscal Year Ended December 29, 2007, and Our Fiscal Year Ended December 29, 2007 to Our Fiscal Year Ended December 30, 2006 – Discontinued Operations

          The results of operations of our discontinued Networks and Semiconductor segments and WiMax Telecom business are as follows:

(in millions)	Year Ended December 27, 2008	Year Ended December 29, 2007	Increase (Decrease) from 2007	Year Ended December 26, 2006	Increase (Decrease) from 2006

Technology licensing and service revenues	$4.9	$1.9	$3.0	$—	$1.9
Hardware revenues	57.3	20.9	36.4	—	20.9

Total revenues	62.2	22.8	39.4	—	22.8

Operating expenses:
Cost of technology licensing and service revenues	8.8	4.9	3.9	—	4.9
Cost of hardware revenues	53.0	41.2	11.8	—	41.2
Engineering, research and development	116.5	125.4	(8.9)	40.4	85.0
Sales and marketing	22.7	15.7	7.0	0.6	15.1
General and administrative	22.7	16.7	6.0	4.4	12.3
Asset impairment charges	40.2	—	40.2	—	—
Restructuring charges	7.8	—	7.8	—	—
Purchased in-process research and development	—	11.2	(11.2)	1.9	9.3
Business realignment credits	—	—	—	(7.1)	7.1

Total operating expenses	271.7	215.1	56.6	40.2	174.9
Loss on business divestitures	(118.4)	—	(118.4)	—	—

Loss from operations	(327.9)	(192.3)	(135.6)	(40.2)	(152.1)
Other income (expense), net	0.8	(0.9)	1.7	—	(0.9)

Loss before provision for income taxes and minority interest	(327.1)	(193.2)	(133.9)	(40.2)	(153.0)
Income tax benefit (provision)	3.4	0.6	2.8	(0.1)	0.7
Minority interest	—	—	—	0.1	(0.1)

Net loss	$(323.7)	$(192.6)	$(131.1)	$(40.2)	$(152.4)

Technology Licensing and Service Revenues

          The $3.0 million increase in technology licensing and service revenues from discontinued operations during 2008 was attributable an increase in technology licensing and service revenues recognized during 2008 primarily from customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary, which we acquired in July 2007.

Hardware Revenues

          The $36.4 million increase in hardware revenues from discontinued operations was primarily attributable to our fiscal year 2008 reflecting a full year of revenues from our IPWireless subsidiary, which we acquired in May 2007.

Cost of Technology Licensing and Service Revenues

          The $3.9 million increase in cost of technology licensing and service revenues from discontinued operations during 2008 was attributable to a $3.2 million increase in technology licensing and services cost of revenues primarily related to costs to operate and maintain the WiMAX network being operated by our WiMax Telecom subsidiary.

          Included in cost of technology licensing and services revenues during 2008 and 2007 is $1.2 million and $1.4 million, respectively, of amortization of purchased intangible assets.

Cost of Hardware Revenues

          The $11.8 million increase in cost of hardware revenues from discontinued operations during 2008 primarily reflects a full year of sales from our IPWireless subsidiary and the write-off of the remaining deferred cost of revenues of GO Networks since we do not anticipate realizing the associated deferred revenues.

          We used third-party subcontractors to manufacture the products sold by our Networks segment and these costs made up the substantial majority of cost of revenues.

          Included in cost of hardware revenues in 2008 and 2007 is $9.0 million and $9.5 million, respectively, of amortization of purchased intangible assets primarily resulting from our acquisitions of IPWireless and GO Networks in 2007.

Engineering, Research and Development

          The $8.9 million decrease in engineering, research and development expenses from discontinued operations during 2008 is primarily attributable to the global restructuring initiative that we implemented in the second half of 2008, which included workforce reductions, scaling back certain research and development programs and shutting down certain business units. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

          Of the $85.0 million increase in engineering, research and development expenses from discontinued operations during 2007, $28.7 million is due to the expansion of the engineering development organization and development activities in our Semiconductor segment relating to the pre-commercialization of our 65 nanometer WiMAX baseband and RFIC integrated circuits. The remaining increase is due to the research and development activities associated with our networks infrastructure businesses, including our IPWireless and GO Networks subsidiaries which were acquired in 2007.

          Included in engineering, research and development expenses in 2008, 2007 and 2006 is $0.4 million, $0.8 million and $0.2 million, respectively, of amortization of purchased intangible assets primarily resulting from our acquisitions of IPWireless and GO Networks in 2007. Also included in engineering, research and development expenses in 2008, 2007 and 2006 is $2.5 million, $7.4 million and $1.8 million, respectively, of share-based compensation expense.

Sales and Marketing

          Of the $7.0 million increase in sales and marketing expenses from discontinued operations during 2008, $1.9 million reflects a full year of sales and marketing expenses at our IPWireless subsidiary, acquired in May 2007, $2.8 million relates to our establishment of a Latin America sales and marketing operation in the second half of 2007 and $3.9 million reflects the initial establishment of a sales and marketing organization in our Semiconductor segment in the third quarter of 2007, offset by $1.6 million in decreased expenses in our Networks segment resulting from the global restructuring initiative that we implemented in the second half of 2008, which included workforce reductions. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

          The $15.1 million increase in sales and marketing expenses from discontinued operations during 2007 is primarily attributable to our acquisitions of IPWireless, GO Networks and WiMax Telecom in 2007.

          Included in sales and marketing expenses in 2008 and 2007 is $1.1 million and $1.0 million, respectively, of amortization of purchased intangible assets primarily resulting from our acquisitions of IPWireless, GO Networks and WiMax Telecom in 2007. Also included in sales and marketing expenses in 2008, 2007 and 2006 is $1.3 million, $1.9 million and $0.1 million, respectively, of share-based compensation expense.

General and Administrative

          The $6.0 million increase in general and administrative expenses from discontinued operations during 2008 primarily reflects a full year of general and administrative expenses at our IPWireless, GO Networks and WiMax Telecom subsidiaries, acquired in 2007.

          The $12.3 million increase in general and administrative expenses from discontinued operations during 2007 is primarily attributable to our acquisitions of IPWireless, GO Networks and WiMax Telecom in 2007.

          Included in general and administrative expenses in 2008 and 2007 is $3.6 million and $1.2 million, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses in 2008, 2007 and 2006 is $(0.2) million, $1.0 million and $0.1 million, respectively, of share-based compensation expense.

Asset Impairment Charges

          In connection with the implementation of our global restructuring initiative, we reviewed the goodwill and long-lived assets of our Networks and Semiconductor segments and our WiMax Telecom business for impairment and determined that indicators of impairment were present for the goodwill, intangible assets and certain other long-lived assets. We performed an impairment assessment of these assets and concluded that the carrying value of certain of the assets exceeded their fair value. Accordingly, during 2008, we recognized an asset impairment charge of $40.2 million related to our discontinued operations.

          We may incur additional asset impairment charges in the future as we continue to implement our global restructuring initiative.

Restructuring Charges

          In connection with the implementation of our global restructuring initiative, we terminated approximately 349 employees in our Networks segment and vacated two leased facilities. Accordingly, during 2008, we incurred employee termination costs of $6.2 million, lease abandonment charges of $0.9 million and $0.7 million in contract termination costs related to our discontinued operations.

          We anticipate that we will incur additional restructuring charges in the future as we continue to implement our global restructuring initiative.

Purchased In-Process Research and Development

          Purchased in-process research and development totaled $11.2 million and $1.9 million during 2007 and 2006, respectively. In 2007, purchased in-process research and development consisted of the assigned value of IPWireless’s SoC3 wireless device chip development project. In 2006, purchased in-process research and development consisted of the assigned value of Cygnus’s 802.16e base station and low power ASIC products development project. The values allocated to purchased in-process research and development were based on projects that had not reached technological feasibility and had no alternative future uses and were determined through established valuation techniques used in the high technology industry. The value of the purchased in-process research and development was expensed at the respective dates of acquisition.

Business Realignment Credits

          During the period from inception (April 13, 2005) to December 31, 2005 we accrued $7.1 million related to minimum purchase obligations that we believed we would not utilize due to the then-anticipated technology and market trial plans in Henderson, Nevada. In the fourth quarter of 2006, we renegotiated this minimum purchase obligation with the vendor and reversed the 2005 accrual to reflect the reduction in the contractual obligation.

Loss on Business Divestitures

          Loss on business divestitures relates to the losses realized upon our sale of IPWireless and the liquidation through bankruptcy of our network infrastructure businesses in Israel, Canada and Denmark in the fourth quarter of 2008. The loss from the divestiture of these businesses consists of $120.3 million of previously recognized asset impairment charges and $3.7 million of previously recognized inventory write-downs, offset by $5.6 million from the deconsolidation of the remaining net liabilities of the divested businesses.

Other Income (Expense), Net

          Other income, net during 2008 was $0.8 million, as compared to other expense, net of $0.9 million for 2007, an increase of $1.7 million. The increase of $1.7 million was primarily attributable to higher net foreign currency exchange rate gains recognized during 2008 due to the strengthening of the value of the U.S. dollar.

Income Tax Provision

          The effective income tax rate for discontinued operations for 2008 was (1.0)%, resulting in a $3.4 million income tax benefit in 2008 on pre-tax loss from discontinued operations of $327.1 million, which primarily relates to the effect of the change in the effective income tax rate on the deferred tax liabilities associated with indefinite-lived intangible assets.

          The effective income tax rate for discontinued operations for 2007 was (0.3)%, resulting in a $0.6 million income tax benefit in 2007 on pre-tax loss from discontinued operations of $193.2 million, which primarily relates to income taxes related to our controlled foreign corporations.

          The effective income tax rate for discontinued operations for 2006 was 0.2%, resulting in a $0.1 million income tax provision in 2006 on pre-tax loss from discontinued operations of $40.2 million, which primarily relates to income taxes related to your controlled foreign corporations.

Minority Interest

          Minority interest from discontinued operations during 2006 represents the minority shareholders’ share of losses in Cygnus. We acquired the remaining minority ownership interest in Cygnus in February 2006.

Liquidity and Capital Resources

          We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in July 2006, the net proceeds of $351.1 million from our issuance of Series A Preferred Stock in March 2007 and the net proceeds of $87.5 million from our issuance of the Second Lien Notes in October 2008. Our total unrestricted cash, cash equivalents and marketable securities held by continuing operations totaled $60.8 million at December 27, 2008.

          In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, in the second half of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we have divested our network infrastructure businesses and wound down our semiconductor business and we are required to, among other things, pursue the sale of certain of our other businesses and assets, including our wireless spectrum licenses, and complete other cost reduction actions.

          Our Senior Notes, Second Lien Notes and Third Lien Notes require that the net proceeds from any sales or dispositions of assets be applied towards the repayment of the notes, rather than being used to fund our ongoing operations. Additionally, the Senior Notes and Second Lien Notes require that we maintain a minimum cash balance of $15.0 million (“Minimum Balance Condition”). Failure to comply with the Minimum Balance Condition results in an immediate event of default. On April 1, 2009, we obtained a waiver from the holders of our Senior Notes, Second Lien Notes, and Third Lien Notes that adjusts the Minimum Balance Condition from $15 million to $5 million, waives certain events of default relating to timely delivery of a new operating budget, permits us to issue up to $25 million of indebtedness on a pari passu basis with our Second Lien Notes, and allows us to pay certain holders of our Senior Notes payment-in-kind interest at a rate of 14%.

          We have entered into a binding commitment letter with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman and Chief Executive Officer, to provide up to $15 million in working capital financing. Up to $7.5 million of the obligation to provide working capital financing has been assigned to Sola Ltd., a holder of our Second Lien Notes, Third Lien Notes and common stock warrants. The terms of the commitment letter provide that we will be entitled to borrow up to $15 million in one or more borrowings after June 1, 2009, subject to conditions including the completion of definitive documentation.  Amounts outstanding under the facility will bear interest at a rate of 14% per annum, payable in kind, and will be secured by a first lien on certain working capital collateral and second lien on the assets securing our Second Lien Notes, on a pari passu basis.  As a condition to such commitment we agreed to pay a commitment fee of $750,000 to Navation, Inc. and, upon the initial borrowing under such facility, we will issue to the lenders thereunder warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share. The terms of the commitment letter also provide that Mr. Salmasi will be nominated to serve an additional three-year term as Chairman of the Board of Directors, subject to stockholder approval at our 2009 annual meeting of stockholders, and that Navation, Inc. will have a right of first refusal to purchase the assets of our semiconductor business.

          We believe that the completion of the asset divestiture and cost reduction actions contemplated by our global restructuring initiative, including the divestiture or shut down of our semiconductor business, our current cash and cash equivalents, projected revenues from our Multimedia segment, our committed $15 million working capital financing and our ability to elect payment in kind interest with respect to at least 50% in aggregate principal amount of our Senior Notes, coupled with the reduction to the Minimum Balance Condition, will allow us to meet our estimated working capital requirements at least through December 2009.  Should we be unable to achieve the revenues and/or cash flows for fiscal year 2009 contemplated in our operating plan, which was approved by the Governance Committee of our Board of Directors on March 27, 2009, we will implement certain additional actions to reduce our working capital requirements including staffing reductions, the deferral of capital expenditures associated with the build-out requirements of our wireless spectrum licenses and reductions in foreign operations.

          If we are unable to achieve the anticipated savings from the implementation of our global restructuring initiative, we are unable to consummate our working capital financing transaction, or if we were to incur significant unanticipated expenditures, we would be required to renegotiate our lending arrangements and we may also be required to seek additional debt and/or equity financing and/or further reduce discretionary spending. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Insufficient capital would significantly restrict our ability to operate and could cause us to seek relief through a filing in the U.S Bankruptcy Court.

          The following table presents working capital, cash, cash equivalents and marketable securities:

(in millions)	December 27, 2008	Increase (Decrease) for the Year Ended December 27, 2008	December 29, 2007	Increase (Decrease) for the Year Ended December 29, 2007	December 30, 2006

Working capital	$21.2	$(240.8)	$262.0	$95.7	$166.3

Cash and cash equivalents	60.8	14.5	46.3	13.7	32.6
Marketable securities	—	(113.7)	113.7	(54.0)	167.7

Total cash, cash equivalents and marketable securities-continuing operations	60.8	(99.2)	160.0	(40.3)	200.3
Cash and cash equivalents - discontinued operations	0.7	(6.0)	6.7	6.3	0.4

Total cash, cash equivalents and marketable securities	$61.5	$(105.2)	$166.7	$(34.0)	$200.7

Uses of Cash, Cash Equivalents and Marketable Securities

          The following table presents our utilization of cash, cash equivalents and marketable securities for the three fiscal years ended December 27, 2008:

	Years Ended

(in millions)	December 27, 2008	December 29, 2007	December 30, 2006

Beginning cash, cash equivalents and marketable securities	$166.7	$200.7	$459.2
Proceeds from long-term obligations, net of issuance costs	109.0	—	295.0
Proceeds from the issuance of Series A Preferred Stock, net of issuance costs	—	351.1	—
(Increase) decrease in restricted cash	52.5	—	(75.0)
Payments on long-term obligations, excluding wireless spectrum lease obligations	(138.5)	(1.8)	—
Cash paid for business combinations, net of cash acquired	(0.3)	(104.1)	(8.5)
Proceeds from the sale of wireless spectrum licenses	145.5	—	—
Cash paid for acquisition of wireless spectrum licenses and subsequent lease obligations	(8.0)	(57.5)	(402.7)
Net operating cash used by continuing operations	(94.4)	(50.5)	(19.1)
Purchases of property and equipment	(2.9)	(9.2)	(7.3)
Other, net	(3.3)	(0.4)	2.2
Net operating, investing and financing cash used by discontinued operations	(164.8)	(161.6)	(43.1)

Ending cash, cash equivalents and marketable securities	61.5	166.7	200.7
Less: ending cash, cash equivalents and marketable securities-discontinued operations	(0.7)	(6.7)	(0.4)

Ending cash, cash equivalents and marketable securities-continuing operations	$60.8	$160.0	$200.3

          The decrease in cash, cash equivalents and marketable securities of $105.2 million during 2008 is primarily due to payments on long-term obligations of $138.5 million, operating cash used by continuing operations of $94.4 million, operating, investing and financing cash used by discontinued operations of $164.8 million, cash paid for acquisition of wireless spectrum licenses and subsequent lease obligations of $8.0 million and purchases of property and equipment of $2.9 million, partially offset by cash received from the sale of wireless spectrum licenses of $145.5 million, proceeds from the issuance of long-term debt of $109.0 million and the net release of $52.5 million from restricted cash.

          The decrease in cash, cash equivalents and marketable securities of $34.0 million during 2007 is primarily due to $104.1 million in net cash paid in business combinations, $57.5 million in cash paid for wireless spectrum licenses and subsequent lease obligations, operating cash used by continuing operations of $50.5 million, purchases of property and equipment of $9.2 million and operating, investing and financing cash used by discontinued operations of $161.6 million, partially offset by the net proceeds of $351.1 million from our issuance of Series A Preferred Stock in March 2007.

          The decrease in cash, cash equivalents and marketable securities of $258.5 million during 2006, primarily reflects $402.7 million in cash paid for wireless spectrum licenses and subsequent lease obligations, $75.0 million paid into a restricted cash account to secure our Senior Notes, operating cash used by continuing operations of $19.1 million, purchases of property and equipment of $7.3 million, $8.5 million in net cash paid in business combinations and operating, investing and financing cash used by discontinued operations of $43.1 million, offset by the net proceeds of $295.0 million from our issuance of the Senior Notes.

Significant Investing Activities in 2008

Significant investing activities during 2008 by our continuing operations included the following:

•

During the fourth quarter of 2008, we completed the sale of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $145.5 million, and recognized gains on these sales totaling $70.3 million. The net proceeds from the sale were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

•

We paid $50.0 million of additional purchase consideration to the selling shareholders of IPWireless as a result of the achievement of certain product shipment milestones in 2007 as specified in the acquisition agreement. Of the amount paid, $4.4 million was paid in cash and $45.6 million was paid through the issuance of approximately 9.0 million net shares of our common stock. Additionally, $4.9 million in cash was returned to us as a result of the settlement of our escrow claim in relation to the acquisition.

•

In April 2008, we acquired all of the outstanding equity interests of Southam Chile SA, a Chilean corporation, and Sociedad Televisora CBC Limitada, a Chilean limited liability company (collectively, “Southam Chile”), for cash, including closing costs, totaling $4.8 million, assumed liabilities of $3.8 million and additional cash payments of up to $1.7 million upon the occurrence of certain specified events prior to the third anniversary of the acquisition date.

•

Capital expenditures totaling $2.9 million, which were primarily related to capitalized costs incurred in the implementation of our enterprise resource planning system at certain of our subsidiaries acquired in 2007.

Significant Financing Activities in 2008

Significant financing activities during 2008 by our continuing operations included the following:

•

On October 9, 2008, we issued the Second Lien Notes in the aggregate principal amount of $105.3 million. After payment of transaction-related fees and expenses, we received net proceeds of approximately $87.5 million to be used solely in connection with the ordinary course business operations and not for any acquisition of assets or businesses or other uses. We also issued the Third Lien Notes in an aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Preferred Stock. We did not receive any proceeds from the issuance of the Third Lien Notes.

•

During the fourth quarter of 2008, we completed the sale of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $145.5 million. The net proceeds from the sale were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

•

During 2008, under the terms of the amended purchase agreement for the Senior Notes, we withdrew the full amount of the $75.0 million cash reserve account established as collateral for the Senior Notes for use in funding our business plan. In order to complete the withdrawal from the cash reserve account, we paid consent fees totaling $10.5 million during 2008.

•

In August 2008, we entered into a non-recourse loan with UBS under which we were advanced $21.5 million. The loan is collateralized by 85% of the aggregate principal amount of our auction rate securities portfolio managed by UBS. Under the terms of the loan agreement, as our auction rate securities are sold, the line of credit will be immediately and automatically repaid using the proceeds from the sale. The line of credit bears interest at the prevailing 30-day LIBOR rate plus 25 basis points, which approximates the interest rate payable to us on our auction rate securities. Although the loan is payable upon demand by UBS, repayment can only occur through a liquidation of the underlying collateralized auction rate securities.

Looking Forward

          We anticipate our PacketVideo subsidiary will need minimal future cash investments based on its projected revenues, which are subject to the risks discussed in this Annual Report under the heading “Risk Factors”. Our PacketVideo subsidiary, which is reported in our Multimedia segment, supplies multimedia software and server solutions to many of the world’s largest wireless carriers and wireless handset manufacturers, who use it to transform a mobile phone into a feature-rich multimedia device that provides people with the ability to stream, download and play video and music, receive live TV broadcasts, and engage in two-way video telephony.

          We have initiated several steps to minimize the future working capital needs, including divesting our IPWireless subsidiary, shutting down the operations of our other network infrastructure businesses, which comprise our Networks segment, including the operations of our GO Networks and Cygnus subsidiaries and our Global Services and NextWave Network Support strategic business units, and shutting down the operations of our semiconductor business. Additionally, we have initiated divestiture actions for our WiMax Telecom business, which is reported in our Strategic Initiatives segment, and consists of strategic investments in European wireless spectrum and wireless broadband network operations.

          In addition to divesting and/or discontinuing the business units and subsidiaries described above, we are in the process of seeking additional financing and implementing certain additional cost reduction activities as follows:

•

We entered into a binding commitment letter with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman and Chief Executive Officer, to provide up to $15 million in working capital financing. Our ability to access such funding remains subject to conditions including the completion of definitive documentation to the satisfaction of all parties. As a condition to such commitment, we agreed to pay a commitment fee of $750,000 to Navation, Inc. and, upon the initial borrowing under such facility, we will issue to the lenders thereunder warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share.

•

A re-sizing of our corporate overhead functions to match the anticipated reduction in overall global support requirements, including our information technology, legal, finance, human resources and corporate branding and marketing functions.

•	Integration of certain corporate administration functions into our PacketVideo operations in San Diego, California.

•	Continued pursuit of wireless spectrum asset sales, which will reduce our outstanding indebtedness thereby reducing the interest costs payable in future years.

          Proceeds from the sale of our assets, including wireless spectrum and our office building in Nevada, net of costs to sell, must be used to redeem our Senior Notes, Second Lien Notes and Third Lien Notes.

          At December 27, 2008, the principal balance on our Senior Notes, due in July 2010, our Second Lien Notes, due in December 2010 and our Third Lien Notes, due in December 2011 was $214.2 million, $108.5 million and $486.1 million, respectively. We will be required to successfully monetize most of our wireless spectrum assets in order to retire our debt. There is no guarantee that we will be able to find third parties interested in purchasing our wireless spectrum assets at prices sufficient to retire this debt prior to maturity. Upon closing of the remainder of the previously announced sales of our AWS spectrum licenses, we will realize a significant return on our original investment in these licenses. However, there can be no assurance that we will realize a similar return upon the sale of our remaining wireless spectrum holdings. While we have no material debt maturities prior to July 2010, the United States credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, as well as our operating losses, we may not be able to refinance our existing debt at maturity on favorable terms, or at all. If we are unable to pay our debt at maturity, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries.

          Our long term operating success will depend on our ability to execute our cost reduction and divestiture programs in a timely manner, to obtain favorable cash flow from the continued growth and market penetration of our PacketVideo subsidiary, and optimally executing our wireless spectrum sale program so as to meet debt payment requirements.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. Our accounting policies are described in more detail in Note 1 to our consolidated financial statements included elsewhere in this Annual Report. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Revenue Recognition

We have derived revenues from the following sources:

•	Contracts to provide multimedia software products for mobile and home electronic devices and related royalties through our PacketVideo subsidiary;

•

Sales of wireless broadband and mobile broadcast network products and services by our IPWireless and GO Networks subsidiaries, which are included in discontinued operations for all periods presented. The wireless broadband and mobile broadcast network products sold by IPWireless and GO Networks often included embedded software; and

•	Customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary, which is included in discontinued operations for all periods presented.

          For arrangements that do not contain software or embedded software that is incidental to the arrangement, we recognize revenue in accordance with the principles in SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured.

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

          Our revenue arrangements can include multiple deliverables, including hardware, a software or technology license, non-recurring engineering services and post-contract customer support. For these arrangements, we consider the guidance provided by EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, we evaluate each deliverable in the arrangement to determine whether it represents a separate unit of accounting. If objective and reliable evidence of fair value exists (“vendor specific objective evidence”) for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on those relative fair values. If vendor specific objective evidence of fair value exists for all undelivered elements, but not for delivered elements, the residual method would be used to allocate the arrangement consideration. If elements cannot be treated as separate units of accounting because vendor specific objective evidence of the undelivered elements does not exist, they are combined into a single unit of accounting and the associated revenue is deferred until all combined elements have been delivered or until there is only one remaining element to be delivered. To date, we have not been able to establish vendor specific objective evidence for any of the elements included in our revenue arrangements, as the software and hardware products or services have not yet been sold separately, nor has a standard price list been established. As a result, once the software or technology is delivered and the only undelivered element is services, the entire non-contingent contract value is recognized ratably over the remaining service period. Costs directly attributable to providing these services are also deferred and amortized over the remaining service period of the respective revenues.

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

          We do not generally allow for product returns and we have no history of significant product returns. Accordingly, no allowance for returns has been provided.

          The timing and amount of revenue recognition depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that our management believes are reasonable.

          Wireless Spectrum Licenses

          We capitalize as intangible assets wireless spectrum licenses that we acquire from third parties or through government auctions. For wireless spectrum licenses purchased directly from third parties or through spectrum auctions, the cost basis of the wireless spectrum asset includes the purchase price paid for the license at the time of acquisition plus legal costs incurred to acquire the license. For wireless spectrum licenses acquired through a business combination or through the acquisition of a business where the assets of the business are comprised almost entirely of wireless spectrum, the cost basis of the wireless spectrum asset is determined through an allocation of the total purchase price to the tangible and identifiable intangible assets and liabilities of the acquired business or asset(s) and includes any deferred tax liabilities determined in accordance with EITF Issue No. 98-11, Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations. For leased wireless spectrum rights, the asset and related liability are recorded at the net present value of future cash outflows using our incremental borrowing rate at the time of acquisition.

          We have determined that certain of our wireless spectrum licenses meet the definition of indefinite-lived intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, because the licenses are either perpetual or may be renewed periodically for a nominal fee, provided that we continue to meet the service and geographic coverage provisions. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these wireless spectrum licenses. As of December 27, 2008, indefinite-lived wireless spectrum licenses that are not subject to amortization totaled $427.7 million, of which $88.6 million has been classified as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

          Wireless spectrum licenses for which we have acquired lease rights from third parties are considered to have finite lives. The wireless license asset is then amortized over the contractual life of the lease. We have also acquired the rights to wireless spectrum licenses in Europe where the renewal terms are not yet well established. We amortize these assets on a straight-line basis over the initial license period. Amortization expense on wireless spectrum licenses is charged to general and administrative expense. As of December 27, 2008, amortized wireless spectrum licenses, net of accumulated amortization, totaled $127.5 million, of which $24.1 million has been classified as held for sale in accordance with SFAS No. 144.

          During the year ended December 27, 2008, our wireless spectrum licenses, net decreased by $78.7 million, which was primarily due to the sale of AWS spectrum licenses with a cost basis of $75.2 million, a $13.6 million impairment of our wireless spectrum licenses in Argentina and Chile, $13.1 million of amortization expense and $10.3 million due to the effect of fluctuations in exchange rates and other items, offset by wireless spectrum license acquisitions of $33.5 million.

          Valuation of Goodwill

          In accordance with SFAS No. 142, we do not amortize goodwill. In lieu of amortization, we are required to perform an annual review for impairment, or more frequently if impairment indicators arise. Goodwill is considered to be impaired if we determine that the carrying value of the goodwill exceeds its fair value.

          We test goodwill for impairment annually on the first day of our fiscal fourth quarter at a reporting unit level using a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we then perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We determined that our reporting units, as that term is defined in SFAS No. 142, are one level below our identified operating segments because discrete financial information is available.

          We primarily determine fair value under an income approach that utilizes a discounted cash flow model. The discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted to reflect the degree of risk inherent in an investment in the reporting unit and achieving the projected cash flows. A weighted average cost of capital of a market participant is used as the discount rate. The residual value is generally determined by applying a constant terminal growth rate to the estimated net cash flows at the end of the projection period. Alternatively, the present value of the residual value may be determined by applying a market multiple at the end of the projection period.

          At October 2008, the substantial majority of our goodwill of continuing operations primarily resided in our PacketVideo reporting unit. For our 2008 annual impairment assessment, the discounted cash flows used to estimate fair value of the PacketVideo reporting unit were based on discrete financial forecasts of future operating results over the upcoming five years that were developed by management for planning purposes. Cash flows beyond these periods were estimated using a terminal growth rate of 5%. The future cash flows were discounted to present value using a discount rate of 18%. Based on the analysis, we concluded that our goodwill was not impaired. We cannot assure you that the underlying assumptions used to forecast the cash flows will materialize as estimated. For example, if our projections of unit sales growth and increased market penetration of mobile subscriber services by PacketVideo’s customer base do not materialize, the fair value of our PacketVideo reporting unit may fall below its carrying value. Therefore, we cannot assure you that when we complete future reviews of our goodwill for impairment that a material impairment charge will not be recorded. A hypothetical 200 basis point increase in the discount rate combined and 200 basis point decrease in the terminal growth rate would not have caused the fair value of the PacketVideo reporting unit to fall below its carrying value.

          As a result of the implementation of our global restructuring initiative in the third quarter of 2008, we reviewed our goodwill and indefinite-lived intangible assets for impairment and determined that indicators of impairment were present for the goodwill in our IPWireless and Cygnus reporting units, both of which are presented as discontinued operations. Accordingly, we performed a goodwill impairment assessment as prescribed by SFAS No. 142 and concluded that the carrying value of the reporting units exceeded their fair value. As a result, in the third quarter of 2008, we recognized an asset impairment charge of $117.7 million, representing the full carrying amount of the goodwill in our IPWireless and Cygnus reporting units which was our estimate of the impairment based on information available at that time.

          We performed our 2008 annual impairment assessment for the goodwill of our IPWireless and Cygnus reporting units as of October 2008. As described in Note 2, in December 2008, we sold a controlling interest in our IPWireless subsidiary for an upfront cash payment of approximately $1.1 million. We determined the fair value of our IPWireless reporting unit based on the cash proceeds received and liabilities assumed in the sale and concluded that the carrying value of the IPWireless reporting unit exceeded its fair value. As a result, in accordance with SFAS No. 142, we compared the implied fair value of the IPWireless reporting unit’s goodwill with the carrying value of that goodwill and concluded that the carrying amount of goodwill exceeded the implied fair value of that goodwill. The amount of the resulting asset impairment charge of $113.0 million did not change from our initial estimate in the third quarter of 2008. Upon the sale of IPWireless in the fourth quarter of 2008, we reclassified the IPWireless goodwill asset impairment charge against the loss from business divestiture reported in discontinued operations.

          We began actively marketing our Cygnus reporting unit for sale in the third quarter of 2008. Although we participated in preliminary sale and/or licensing discussions involving the Cygnus intellectual property and operations, none of those discussions advanced and our efforts to sell Cygnus were ultimately unsuccessful. As a result, Cygnus was shut down and the remaining employees were terminated in early October 2008. Since we do not anticipate generating significant future cash flows from the divestiture of the Cygnus reporting unit, we determined that the fair value of the Cygnus reporting unit was nominal. As a result, in accordance with SFAS No. 142, we compared the implied fair value of the Cygnus reporting unit’s goodwill with the carrying value of that goodwill and concluded that the carrying amount of goodwill exceeded the implied fair value of that goodwill. The amount of the resulting asset impairment charge of $4.7 million did not change from our initial estimate in the third quarter of 2008. Upon the deconsolidation of our Cygnus Canada subsidiary in the fourth quarter of 2008 as a result of the acceptance of the bankruptcy petition, we reclassified $2.3 million of the asset impairment charge representing the goodwill of Cygnus Canada against the loss from business divestiture reported in discontinued operations.

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

          We test indefinite-lived intangible assets for impairment annually on the first day of our fiscal fourth quarter by making a determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. We also evaluate the remaining useful life of our intangible assets that are not subject to amortization on an annual basis to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, that asset is tested for impairment. After recognition of the impairment, if any, the asset is amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

          For purposes of performing our 2008 annual impairment assessment of indefinite-lived wireless spectrum licenses, we have segregated our indefinite lived intangible wireless spectrum licenses into separate units of accounting using the guidance provided by EITF Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, based on the type of spectrum and location. We determined the fair value of our wireless spectrum licenses utilizing both a market approach and an income approach. Under the market approach, we determined fair value through an analysis of sales and offerings of comparable assets, including the sales of our AWS licenses during 2008 and FCC auctions of similar wireless spectrum. Sales and offering prices for the comparable assets are adjusted to reflect differences between our wireless spectrum licenses and the comparable assets, such as location, time and terms of sale, use and utility, trends in technology and consumer demand, and regulatory issues, that may potentially affect the value of our wireless spectrum.

          Under the income approach, we determined fair value utilizing a discounted cash flow model which measures fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted to reflect the degree of risk inherent in an investment in the asset and achieving the projected cash flows. A weighted average cost of capital of a market participant is used as the discount rate. The residual value is generally determined by applying a constant terminal growth rate to the estimated net cash flows at the end of the projection period. The projected cash flows, market penetration rate, terminal growth rate and weighted average cost of capital used in the model assume a new entrant in the market and the associated network build-out requirements. The discounted cash flow model assumed a discount rate of 20%, which represents the weighted-average cost of capital of a market participant plus an additional discount for risks specific to our domestic wireless spectrum, and a terminal growth rate of 3%. A hypothetical 200 basis point increase in the discount rate, 300 basis point decrease in the terminal growth rate and 3-year delay in the commencement of network build-out and customer intake would not have caused the fair value of our indefinite-lived wireless spectrum licenses to fall below their carrying value.

          Of our indefinite-lived wireless spectrum licenses at December 27, 2008, $334.0 million represent the carrying value of domestic WCS spectrum licenses. Wireless devices utilizing WCS spectrum are currently susceptible to interference from SDARS. The FCC is considering a proposal to permanently authorize terrestrial repeaters for SDARS operations adjacent to the C and D blocks of the WCS band. Permanently authorizing SDARS repeaters adjacent to the WCS band could cause interference to WCS,

BRS and EBS receivers although the extent of the interference from SDARS repeaters is unclear. In our determination of the fair value of our WCS spectrum licenses, we assumed a favorable outcome to this matter as we believe is the most reasonably likely result of the FCC proceedings. Were we to receive an unfavorable ruling from the FCC, the fair value of our WCS spectrum licenses would be negatively impacted and there can be no assurance that we would be able to recover their carrying value.

          Based on the impairment assessment performed in October 2008, we determined that the carrying value of our wireless spectrum licenses in Argentina and Chile exceeded their fair value, based primarily on advanced negotiations with third parties regarding the sale of these assets. Accordingly, we wrote-down the carrying value of our Argentina and Chile wireless spectrum licenses to their estimated fair value and recognized an asset impairment charge of $13.6 million which is reported in discontinued operations. Other than the wireless spectrum licenses in Argentina and Chile, we concluded that our remaining wireless spectrum licenses were not impaired. As a result of the impairment of our wireless spectrum licenses in Argentina, we reduced the associated deferred tax liabilities determined in accordance with EITF Issue No. 98-11 on a pro rata basis resulting in the recognition of a deferred income tax benefit of $4.3 million, which is reported in discontinued operations. Accordingly, the net impact to loss from discontinued operations of the impairment of our wireless spectrum licenses in Argentina and Chile was $9.3 million.

          At December 27, 2008, the aggregate carrying value of our other indefinite-lived intangible assets held by continuing operations, which consist of purchased tradenames and trademarks, was $2.4 million. For our 2008 annual impairment assessment of other indefinite-lived intangible assets, we primarily determined fair value under an income approach that utilizes a discounted cash flow model. The discounted cash flows used to estimate fair value were based on discrete financial forecasts of five years future operating results over the upcoming five years that were developed by management for planning purposes. Cash flows beyond these periods were estimated using a terminal growth rate of 5%. The future cash flows were discounted to present value using a discount rate of 18%. Based on this analysis, we concluded that our other indefinite-lived intangible assets were not impaired.

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

          In connection with the implementation of our global restructuring initiative, we reviewed our long-lived assets for impairment and determined that indicators of impairment were present for the long-lived assets in our Networks and Semiconductor segments as well as certain other long-lived assets. Accordingly, based on the guidance provided by SFAS No. 144, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.

          Included in the long-lived assets of our Networks segment, which is included in discontinued operations, is an office building we own in Nevada that we are actively marketing for sale through a national brokerage firm. In June 2008, we classified the building as an asset held for sale and ceased depreciating this asset.

          For the long-lived asset recoverability assessment performed during 2008, the undiscounted cash flows used to estimate the recoverability of the asset carrying values were based on the estimated future net cash flows to be generated from the sale or licensing of the assets, less estimated costs to sell. Based on the analysis, we concluded that the carrying value of certain of our long-lived assets was not recoverable. The impaired assets primarily consist of the amortizable purchased intangible assets of our IPWireless, GO Networks and Cygnus businesses, our Nevada office building and the equipment contained therein, and leasehold improvements and fixed assets at vacated facilities. Accordingly, during 2008, we recognized an asset impairment charge of $36.0 million, of which $5.0 million was reclassified against the loss from business divestiture reported in discontinued operations, $24.2 million is reported as an asset impairment charge in discontinued operations and $6.8 million is reported as an asset impairment charge in continuing operations.

          There are inherent estimates and assumptions underlying the projected cash flows utilized in the recoverability assessment and management’s judgment is required in the application of this information to the determination of the recovery value of the assets. No assurance can be given that the underlying estimates and assumptions will materialize as anticipated.

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

          Expected Volatility. Volatility is a measure of the amount the stock price will fluctuate during the expected life of an award. We determine expected volatility based primarily on our historical stock price volatility.

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

          Expected Award Life. We determine the expected award life based on our historical experience and the expected award lives applied by certain of our peer companies to determine the expected life of each grant.

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

          Fair Value Measurements

          We adopted SFAS No. 157, Fair Value Measurements, in the first quarter of 2008. We account for the fair value measurements of the applicable assets and liabilities under provisions of SFAS No. 157 and, accordingly, we assess the inputs of those fair value measurements based on the fair value hierarchy as described in SFAS No. 157 for each of the major categories of assets and liabilities. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following summarizes the assets and liabilities that we measure at fair value on a recurring basis and the assets and liabilities that we measured at fair value on a nonrecurring basis during the period and their respective input levels based on the fair value hierarchy.

          Auction Rate Securities. With the liquidity issues experienced in the global credit and capital markets, auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, our auction rate securities are currently not liquid. Accordingly, at December 27, 2008, we estimated the fair value of our auction rate securities using a discounted cash flow model (Level 3 inputs), which measures fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities utilized a discount rate of 7.0%, which represents an estimated market rate of return, and an estimated period until sale and/or successful auction of the security of 5 years. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty. The discounted cash flow model used to measure the fair value of our auction rate securities is sensitive to fluctuations in the discount rate and estimated recover period assumptions. For instance, a 100 basis point fluctuation in the discount rate would result in an approximately $0.9 million change in fair value, and a 2 year fluctuation in the recovery period would result in an approximately $1.6 million change in fair value.

          Auction Rate Securities Rights. Our auction rate securities rights allow us to sell our auction rate securities at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. We have elected to measure the fair value of the auction rate securities rights under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which we believe will mitigate volatility in our reported earnings due to the inverse relationship between the fair value of the auction rate securities rights and the underlying auction rate securities. At December 27, 2008, we estimated the fair value of our auction rate securities rights using a discounted cash flow model, similar to the auction rate securities (Level 3 inputs). The discounted cash flow model utilized a discount rate of 3.4% and an estimated period until recovery of 1.5 years, which represents the period until the earliest date that we can exercise our auction rate securities rights.

          Embedded Derivatives. Our obligation to redeem the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control constitute embedded derivatives under SFAS No. 133. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the fair value of the Second Lien Notes and Third Lien Notes upon issuance, and recognized subsequent changes in the fair value of the embedded derivatives against income. We measured the estimated fair value of the Second Lien Notes and Third Lien Notes embedded derivatives using a probability-weighted discounted cash flow model. The discounted cash flow model utilizes management assumptions of the probability of occurrence of a redemption of the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control which are unobservable inputs.

          We also had obligations to pay contingent cash dividends and cash premiums upon redemption or liquidation of the Series A Preferred Stock which also constituted embedded derivatives under SFAS No. 133. Through the date that we exchanged the Series A Preferred Stock for the Third Lien Notes, we measured the fair values of these derivatives at each reporting date and any changes in the estimated fair value of the embedded derivative were recorded as a charge to other income in the consolidated statements of operations.

          The embedded derivatives in the Series A Preferred Stock were not traded on a public exchange. Accordingly, we determined the fair value of the Series A Preferred Stock embedded derivatives utilizing a binomial lattice pricing model. Certain of the inputs in the model are observable inputs such as the yield rate, risk free rate, credit spread, stock price and stock price volatility. However, the model also utilizes significant inputs related to the likelihood of the occurrence of certain events triggering redemption that are unobservable and are based upon management’s estimates (Level 3 inputs).

          Third Lien Notes. In October 2008, we issued the Third Lien Notes in the aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Preferred Stock. We did not receive any proceeds from the issuance of the Third Lien Notes. At issuance, we measured the Third Lien Notes at their estimated fair value of using a discounted cash flow model (Level 3 inputs). The discounted cash flow model used to determine the fair value of the Third Lien Notes utilized a discount rate of 25.5%, which represents the incremental borrowing rate on our Second Lien Notes, including the value assigned to the detachable stock warrants and the consent fees paid to the purchasers of the Second Lien Notes which were deducted from the proceeds.

          Litigation

          We are currently involved in certain legal proceedings. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Other than an accrual for the potential loss related to a complaint filed by Arden Realty Limited Partnership ("Arden"), described below, we have not recorded any accrual for contingent liability associated with our current legal proceedings based on our belief that a liability, while possible, is not probable.

          On September 16, 2008, a putative class action lawsuit captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc., Allen Salmasi, George C. Alex and Frank Cassou, Defendants” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suits allege that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned "Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an expanded class period, between November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act.

          On September 24, 2008, a shareholder derivative suit captioned "Kevin Wailes, derivatively on behalf of NextWave Wireless Inc., Plaintiff, v. Allen Salmasi, William J. Jones, James C. Brailean, Frank A. Cassou, Kevin M. Finn, Roy D. Berger, R. Andrew Salony, George C. Alex, Douglas F. Manchester, Jack Rosen, Robert T. Symington, William H. Webster, David B. Needham, and Kenneth Stanwood, Defendants, and NextWave Wireless Inc., Nominal Defendant”, was filed in the Superior Court for the State of California, County of San Diego, on behalf of NextWave against certain of our officers and directors. The suit also named NextWave as a nominal defendant. Based on allegations substantially similar to the federal securities actions, the suit asserted claims for defendants’ alleged violations of state law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code between March 2007 and the present. The suit sought the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. On January 23, 2009, the case was dismissed without prejudice.

          We were notified on July 11, 2008 that the former stockholders of GO Networks have filed a demand for arbitration in connection with the February milestone. In the demand, the stockholder representative has claimed that we owe compensation to the former stockholders of GO Networks on the basis of GO Networks purportedly having partially achieved the February milestone under the acquisition agreement. The stockholder representative seeks damages of $10.4 million. Further, on December 5, 2008, the stockholder representative amended his demand and added claims pertaining to the August milestone. In the claims, the stockholder representative asserts, among other claims, that we acted in bad faith in a manner that prevented the achievement of the milestone, and he seeks damages of $12.8 million in connection with these additional claims. We dispute that the February milestone has been met and deny any wrongdoing with respect to the August milestone. The dispute will be administered and heard in accordance with procedures set forth by the International Centre for Dispute Resolution, a division of the American Arbitration Association. We submitted our Statement of Defense on August 25, 2008 and an Amended Statement of Defense on January 6, 2009. A three member arbitration panel has been constituted and the panel has issued a Procedural Order establishing dates and parameters for discovery and the arbitration hearing.

          On February 20, 2009, Arden filed a complaint in California State Superior Court for the County of San Diego against us alleging breach of two written lease agreements for commercial property. Arden seeks damages in the amount of $2.5 million and $1.4 million, respectively, for the alleged breaches, as well as interest, attorneys’ fees, etc. We are in the process of retaining counsel and intend to file a responsive pleading. At December 27, 2008, we recorded a $0.9 million liability for our estimate of the potential loss.

          Income Taxes

          In accordance with FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, we apply a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. We did not have any unrecognized tax benefits as of December 27, 2008.

Contractual Obligations

          The following table summarizes our cash contractual obligations for continuing and discontinued operations at December 27, 2008 as well as significant cash contractual obligations entered into subsequent to that date, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

(in thousands)	Total	2009	Years 2010-2011	Years 2012- 2013	Years 2014 and Thereafter

Continuing Operations:
Long-term obligations(1)	$874,904	$136,567	$218,250	$494,442	$25,645
Services and other purchase agreements	6,666	6,666	—	—	—
Operating leases	20,649	6,822	11,067	2,760	—
Accrued purchase consideration payable in cash(2)	415	415	—	—	—

	902,634	150,470	229,317	497,202	25,645

Discontinued Operations:
Long-term obligations	4,025	92	—	2,557	1,376
Services and other purchase agreements	12,756	4,341	262	—	8,153
Operating leases	1,493	1,105	306	18	64

	18,274	5,538	568	2,575	9,593

Total	$920,908	$156,008	$229,885	$499,777	$35,238

(1)

Amounts presented do not include cash interest payments on the Senior Notes or the issuance of additional Second Lien Notes and Third Lien Notes in payment of interest. For the purposes of the contractual obligations table, we have classified $112.7 million of the remaining unpaid principal balance of the Senior Notes as due in 2009, representing the carrying value of our wireless spectrum licenses that are classified as held for sale at December 27, 2008. We have assumed that the remaining principal balance of the Senior Notes as well as the Second Lien Notes and Third Lien Notes will not be repaid until their respective maturity dates.

(2)

In addition to amounts payable in cash, we have accrued for $1.2 million at December 27, 2008, in additional purchase consideration payable through the issuance of shares of our common stock to the selling shareholders of IPWireless as a result of the achievement of certain revenue milestones in 2007 as specified in the acquisition agreement. The actual number of shares to be issued will be based on the average closing price of our common stock for the 30 consecutive trading days ending with the third trading day immediately preceding the actual payment date. We anticipate that the substantial majority of the amount due will be paid in 2009.

Off-Balance Sheet Arrangements and Related Party Transactions

          As of December 27, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

          We have entered into a binding commitment letter with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman and Chief Executive Officer, to provide up to $15 million in working capital financing. Our ability to access such funding remains subject to conditions including the completion of definitive documentation to the satisfaction of all parties. As a condition to such commitment we agreed to pay a commitment fee of $750,000 to Navation, Inc. and, upon the initial borrowing under such facility, we will issue to the lenders thereunder warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share.

          On December 24, 2008, we sold a controlling interest in our IPWireless subsidiary to IPW Holdings, Inc. (“IPW Holdings”) and an affiliate of IPW Holdings, for an upfront cash payment of approximately $1.1 million, plus future cash payments of up to $0.5 million for reimbursement of transaction-related expenses. IPW Holdings was formed by the senior management team of IPWireless, including Dr. William Jones, PhD. Dr. Jones resigned from his positions as a member of our board of directors and the chief executive officer of our NextWave Networks Products division concurrent with the closing of the sale. The terms of the sale were approved by an independent committee of our board of directors, which was advised by financial advisors in connection with the structure of the transaction and the fairness of the consideration.

          Of the Second Lien Notes issued in October 2008, Second Lien Notes in the aggregate principal amount of $78.9 million were purchased by Avenue AIV US, L.P., an affiliate of Avenue Capital Management II, L.P. (“Avenue Capital”). Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. The issuance of the Second Lien Notes and related transactions were approved by an independent committee of our Board of Directors. Additionally, in connection with the Second Lien Notes issuance, we issued warrants to purchase of 30.0 million shares of our common stock and paid $5.6 million in fees to Avenue AIV US, L.P.

          Of our Series A Preferred Stock issued and sold in March 2007, 14%, 14% and 28% of the shares were sold respectively, to Navation, Inc., an entity owned by Allen Salmasi, our Chairman and Chief Executive Officer, Manchester Financial Group, L.P., an entity indirectly owned and controlled by Douglas F. Manchester, a member of our board of directors, and affiliates of Avenue Capital. Kevin Finn, an officer, also purchased less than 1% of the shares. These parties also participated on a pro rata basis in the exchange of our Series A Preferred Stock for the Third Lien Notes, which was approved by an independent committee of our Board of Directors.

          Affiliates of Avenue Capital also participated in the issuance of our Senior Notes in July 2006.

Recent Accounting Pronouncements

          In May 2008, the FASB issued FASB Staff Position APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional non-convertible debt borrowing rate at the date of issuance. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of FSP APB 14-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. We are currently evaluating the impact on our consolidated financial statements of our adoption FSP APB 14-1 on our Third Lien Notes.

          In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. Paragraph 11(a) of SFAS No 133, Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to an entity’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF Issue No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF Issue No. 07-5 will be effective for the first annual reporting period beginning after December 15, 2008. We are currently evaluating the impact on our consolidated financial statements of our adoption of EITF Issue No. 07-5.

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

          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability. Any acquisition-related costs are to be expensed instead of capitalized. SFAS No. 141(R) applies prospectively to our business combinations, if any, for which the acquisition date is on or after December 28, 2008. The impact on our consolidated financial statements from the adoption of SFAS No. 141(R) in fiscal year 2009 will depend on acquisitions at the time.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated results of operations and financial condition.

          In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF Issue No. 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. Our adoption of EITF Issue No. 07-3 in the first quarter of our 2008 fiscal year did not have a material impact on our consolidated results of operations and financial condition.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, our decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. We are required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. We are also required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. In 2008, we elected the fair value option for our auction rate securities rights upon issuance in accordance with SFAS No. 159. The disclosures required by SFAS No. 159 are provided in Note 8 of our audited consolidated financial statements elsewhere in this Annual Report.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Our adoption of SFAS 157 in the first quarter of our 2008 fiscal year did not have a significant impact on our consolidated financial statements, although we are now required to provide additional financial statement disclosures. In February 2008, the FASB issued FSP No. FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The disclosures required by SFAS No. 157 are provided in Note 8 of our audited consolidated financial statements elsewhere in this Annual Report.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

          At December 27, 2008, our investment portfolios held by continuing and discontinued operations included unrestricted and restricted cash and investment securities with fair values of $85.7 million and $1.3 million, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. Interest income earned on our investments is affected by changes in the general level of U.S. interest rates. These income streams are generally not hedged.

          Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

Foreign Currency Risk

          In addition to our U.S. operations, we conduct business through international subsidiaries, primarily located in Europe and Asia. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the Euro, Swiss Franc and Japanese Yen exchange rates. Additionally, a portion of our sales to customers located in foreign countries, specifically certain sales by our PacketVideo subsidiary, are denominated in Euros, which subjects us to foreign currency risks related to those transactions.

          We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We do not currently have hedging contracts in effect.

Other Market Risk

          At December 27, 2008, we held auction rate securities with an aggregate carrying value of $20.8 million. With the liquidity issues experienced in the global credit and capital markets, auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, we have been unable to liquidate our remaining auction rate securities and these securities are subject to declines in fair value as a result of their current illiquidity. To date, we have recognized other-than-temporary impairment losses of $4.5 million representing our estimate of the decline in the fair value of our auction rate securities through December 27, 2008. The risk associated with the illiquidity of our auction rate securities is mitigated by our participation in UBS’s auction securities rights offering, which allow us to sell our auction rate securities at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012.

Item 8. Financial Statements and Exhibits

Index to Consolidated Financial Statements and Financial Statement Schedule

          Financial Statement Schedules: Financial statements schedules other than those appearing on page 108 are omitted as they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NextWave Wireless Inc.

We have audited the accompanying consolidated balance sheets of NextWave Wireless Inc. as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’/members’ equity (deficit) and cash flows for each of the three fiscal years in the period ended December 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NextWave Wireless Inc. at December 27, 2008 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NextWave Wireless Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2009 expressed an adverse opinion on the effectiveness of internal control over financial reporting thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
April 1, 2009

NEXTWAVE WIRELESS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	December 27, 2008	December 29, 2007

ASSETS
Current assets:
Cash and cash equivalents	$60,848	$46,300
Restricted cash and marketable securities	24,870	202
Marketable securities	—	113,684
Accounts receivable, net of allowance for doubtful accounts of $95 and $51 at December 27, 2008 and December 29, 2007, respectively	4,530	6,581
Deferred contract costs	2,785	3,515
Wireless spectrum licenses held for sale	112,741	—
Current assets of discontinued operations	24,726	257,181
Prepaid expenses and other current assets	2,949	4,333

Total current assets	233,449	431,796
Restricted marketable securities	—	75,000
Wireless spectrum licenses, net – continuing operations	442,415	587,851
Wireless spectrum licenses, net – discontinued operations	—	46,030
Goodwill	38,662	40,082
Other intangible assets, net	18,933	24,115
Property and equipment, net	4,206	13,641
Other assets, including assets measured at fair value of $4,210 at December 27, 2008	19,845	25,539
Noncurrent assets of discontinued operations	—	14,684

Total assets	$757,510	$1,258,738

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,417	$4,200
Accrued expenses	24,887	37,529
Current portion of long-term obligations	136,567	6,524
Deferred revenue	17,378	24,457
Liabilities of discontinued operations	24,094	95,616
Other current liabilities	1,890	1,439

Total current liabilities	212,233	169,765
Deferred income tax liabilities	89,062	93,580
Long-term obligations, net of current portion	496,297	320,782
Accrued purchase consideration and bonuses payable	1,179	57,903
Noncurrent liabilities of discontinued operations	—	11,381
Other liabilities	14,855	4,576

Commitments and contingencies
Redeemable Series A Senior Convertible Preferred Stock, $0.001 par value; 355 shares authorized; no shares and 355 shares issued and outstanding at December 27, 2008 and December 29, 2007, respectively; liquidation preference of $375,811 at December 29, 2007	—	371,986

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 103,092 and 92,667 issued and outstanding at December 27, 2008 and December 29, 2007, respectively	103	93
Additional paid-in-capital	838,865	686,918
Accumulated other comprehensive income	5,255	12,836
Accumulated deficit	(900,339)	(471,082)

Total stockholders’ equity (deficit)	(56,116)	228,765

Total liabilities and stockholders’ equity (deficit)	$757,510	$1,258,738

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended

	December 27, 2008	December 29, 2007	December 30, 2006

Technology licensing and service revenues	$63,009	$36,328	$24,284

Operating expenses:
Cost of technology licensing and service revenues	18,819	17,084	12,054
Engineering, research and development	27,762	24,431	13,862
Sales and marketing	12,597	14,040	9,416
General and administrative	67,873	76,024	45,669
Restructuring charges	7,582	—	—
Asset impairment charges	6,837	—	—
Purchased in-process research and development	—	860	1,648

Total operating expenses	141,470	132,439	82,649
Gain on sale of wireless spectrum licenses	70,283	—	—

Loss from operations	(8,178)	(96,111)	(58,365)

Other income (expense):
Interest income	3,048	15,799	12,503
Interest expense	(99,334)	(45,981)	(20,642)
Other income (expense), net	(2,364)	(1,048)	6

Total other income (expense), net	(98,650)	(31,230)	(8,133)

Loss from continuing operations before income taxes and minority interest	(106,828)	(127,341)	(66,498)
Income tax benefit (provision)	1,276	(1,261)	105
Minority interest	—	1,048	1,537

Net loss from continuing operations	(105,552)	(127,554)	(64,856)
Loss from discontinued operations, net of loss on divestiture of discontinued operations $118,360, $0 and $0, income tax benefit (provision) of $3,384, $626 and $(70), and minority interest in subsidiary net losses of $0, $0 and $71, respectively	(323,705)	(192,556)	(40,164)

Net loss	(429,257)	(320,110)	(105,020)
Less: Preferred stock imputed dividends	(22,769)	(20,810)	—
Accretion of issuance costs on preferred stock	(230)	(210)	—
Exchange of Series A Preferred Stock for Third Lien Notes	104,349	—	—

Net loss applicable to common shares	$(347,907)	$(341,130)	$(105,020)

Net loss per common share – basic and diluted:
Continuing operations, including preferred stock dividends and costs and exchange of preferred stock	$(0.22)	$(1.66)	$(0.79)
Discontinued operations	(2.94)	(2.15)	(0.49)

Net loss	$(3.16)	$(3.81)	$(1.28)

Weighted average shares used in per share calculation	110,224	89,441	81,841

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’/MEMEBERS’ EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Stock							Accumulated Other Comprehensive Income (Loss)		Total Stockholders’/ Members’ Equity (Deficit)
									Accumulated Deficit		Comprehensive Loss
			Common Stock		Membership Interests		Additional Paid-In Capital

	Shares	Amount	Shares	Amount	Units	Amount

Balance at December 31, 2005	—	$—	—	$—	488,672	$589,354	$—	$(832)	$(49,158)	$539,364
Units issued and stock options exchanged in a business acquisition	—	—	—	—	1,558	1,558	904	—	—	2,462
Shares/units issued for stock/unit options and warrants exercised, net of repurchases	—	—	1,504	2	1,382	1,382	6	—	—	1,390
Sale of restricted units	—	—	—	—	1,000	1,000	—	—	—	1,000
Share-based compensation expense	—	—	—	—	—	3,969	1,187	—	—	5,156
Distributions to members	—	—	—	—	—	(3,481)	—	—	—	(3,481)
Accumulated deficit of variable interest entity eliminated upon acquisition by NextWave	—	—	—	—	—	—	—	—	3,206	3,206
Fair value of warrants issued in connection with the issuance of 7% Senior Secured Notes	—	—	—	—	—	24,626	—	—	—	24,626
Exchange membership interests for common shares in conjunction with the Corporate Conversion Merger	—	—	82,212	82	(492,612)	(618,408)	618,326	—	—	—
Unrealized net gains on marketable securities	—	—	—	—	—	—	—	475	—	475	$475
Net loss	—	—	—	—	—	—	—	—	(105,020)	(105,020)	(105,020)

Balance at December 30, 2006	—	—	83,716	84	—	—	620,423	(357)	(150,972)	469,178	$(104,545)

Shares issued for cash, net of issuance costs and embedded derivatives of $4,035	355	350,966	—	—	—	—	—	—	—	—
Shares issued to acquire IPWireless, Inc.	—	—	7,651	8	—	—	74,514	—	—	74,522
Shares issued under stock incentive plans	—	—	379	—	—	—	2,174	—	—	2,174
Shares issued for warrants exercised	—	—	670	1	—	—	3	—	—	4
Share-based compensation expense	—	—	251	—	—	—	10,824	—	—	10,824
Imputed dividends on Series A Senior Convertible
Preferred Stock	—	20,810	—	—	—	—	(20,810)	—	—	(20,810)
Accretion of issuance costs on Series A Senior
Convertible Preferred Stock	—	210	—	—	—	—	(210)	—	—	(210)
Unrealized net gains on marketable securities	—	—	—	—	—	—	—	348	—	348	$348
Foreign currency translation adjustment	—	—	—	—	—	—	—	12,845	—	12,845	12,845
Net loss	—	—	—	—	—	—	—	—	(320,110)	(320,110)	(320,110)

Balance at December 29, 2007	355	371,986	92,667	93	—	—	686,918	12,836	(471,082)	228,765	$(306,917)

Net shares issued as additional purchase consideration in acquisition of IPWireless	—	—	8,968	9	—	—	36,490	—	—	36,499
Shares issued under stock incentive plans	—	—	1,457	1	—	—	8,788	—	—	8,789
Share-based compensation expense	—	—	—	—	—	—	12,896	—	—	12,896
Imputed dividends on Series A Senior Convertible Preferred Stock	—	22,769	—	—	—	—	(22,769)	—	—	(22,769)
Accretion of issuance costs on Series A Senior
Convertible Preferred Stock	—	230	—	—	—	—	(230)	—	—	(230)
Exchange of Series A Senior Convertible Preferred Stock for Third Lien Subordinated Secured Convertible Notes	(355)	(394,985)	—	—	—	—	104,349	—	—	104,349
Fair value of warrants issued in connection with the issuance of Second Lien Notes	—	—	—	—	—	—	12,423	—	—	12,423
Unrealized net gains on marketable securities	—	—	—	—	—	—	—	9	—	9	$9
Foreign currency translation adjustment	—	—	—	—	—	—	—	(7,590)	—	(7,590)	(7,590)
Net loss	—	—	—	—	—	—	—	—	(429,257)	(429,257)	(429,257)

Balance at December 27, 2008	—	$—	103,092	$103	—	$—	$838,865	$5,255	$(900,339)	$(56,116)	$(436,938)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended

	December 27, 2008	December 29, 2007	December 30, 2006

OPERATING ACTIVITIES
Net loss	$(429,257)	$(320,110)	$(105,020)
Loss from discontinued operations, net of taxes and minority interest	(323,705)	(192,556)	(40,164)

Loss from continuing operations	(105,552)	(127,554)	(64,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	14,692	10,441	5,591
Depreciation	5,284	4,783	3,125
Non-cash share-based compensation	5,206	11,411	3,219
Gain on sale of spectrum license	(70,283)	—	—
Asset impairment charges	6,837	—	—
Non-cash restructuring charges	2,019	—	—
In-process research and development	—	860	1,648
Accretion of interest expense	46,934	21,050	9,503
Losses incurred on strategic investment	1,392	1,359	1,494
Minority interest	—	(1,048)	(1,537)
Other non-cash adjustments	392	4,454	153
Changes in operating assets and liabilities:
Accounts receivable	1,915	(501)	(1,712)
Deferred contract costs	722	(92)	(1,499)
Prepaid expenses and other current assets	554	(80)	(2,424)
Other assets	76	1,695	(1,077)
Accounts payable and accrued liabilities	2,649	7,641	20,886
Deferred revenue	(7,512)	13,869	8,599
Other current liabilities	293	1,165	(217)

Net cash used in operating activities-continuing operations	(94,382)	(50,547)	(19,104)

INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	106,385	45,005	457,985
Proceeds from sales of marketable securities	115,672	1,101,201	1,091,844
Purchases of marketable securities	(112,167)	(1,091,837)	(1,351,477)
Proceeds from the sale of wireless spectrum licenses	145,522	—	—
Payments for wireless spectrum licenses	(43)	(54,464)	(400,337)
Cash paid for business combinations, net of cash acquired	(268)	(104,109)	(8,455)
Purchase of property and equipment	(2,939)	(9,210)	(7,257)
Other, net	(1,206)	(560)	(1,909)

Net cash provided by (used in) investing activities-continuing operations	250,956	(113,974)	(219,606)

FINANCING ACTIVITIES
Proceeds from long-term obligations, net of costs to issue	109,009	—	295,018
Proceeds from the issuance of Series A Senior Convertible Preferred Stock, net of costs to issue	—	351,146	—
Proceeds from investment by joint venture partner	—	—	2,585
Net cash released from restricted cash account securing long-term obligations	52,487	—	—
Payment to restricted cash account securing long-term obligations	—	—	(75,000)
Payments on long-term obligations	(146,434)	(4,775)	(2,361)
Proceeds from the sale of common shares and membership equity interests	1,737	2,178	2,390
Cash distributions paid to members	—	(2,034)	(1,447)

Net cash provided by financing activities-continuing operations	16,799	346,515	221,185

Cash used by discontinued operations:
Net cash used in operating activities-discontinued operations	(149,273)	(145,778)	(37,233)
Net cash used in investing activities-discontinued operations	(14,820)	(15,792)	(5,770)
Net cash used in financing activities-discontinued operations	(752)	(2)	(141)

Net cash used by discontinued operations	(164,845)	(161,572)	(43,144)
Effect of foreign currency exchange rate changes on cash	(61)	(352)	—

Net increase (decrease) in cash and cash equivalents	8,467	20,070	(60,669)
Cash and cash equivalents, beginning of period	53,050	32,980	93,649

Cash and cash equivalents, end of period	61,517	53,050	32,980
Less cash and cash equivalents of discontinued operations, end of period	(669)	(6,750)	(395)

Cash and cash equivalents of continuing operations, end of period	$60,848	$46,300	$32,585

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies and Significant Accounts

Description of Business

          NextWave Wireless Inc. (together with its subsidiaries, “NextWave”, “we”, “our” or “us”) is a wireless technology company that develops, produces and markets mobile multimedia and consumer electronic connectivity products including device-embedded software for mobile handsets, client-server media platforms, media sharing software for consumer electronics and pocket-sized mobile broadcast receivers, and manages and maintains worldwide wireless spectrum licenses. Our customers include many of the world’s largest mobile handset and wireless service providers.

Basis of Presentation and Liquidity

          The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We have generated net losses of $429.3 million, $320.1 million and $105.0 million for the three fiscal years ended December 27, 2008, and have an accumulated deficit of $900.3 million at December 27, 2008. We have used cash from operating activities of our continuing operations of $94.4 million, $50.5 million and $19.1 million for the three fiscal years ended December 27, 2008. We have net working capital of $21.2 million at December 27, 2008.

          We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from our issuance of 7% Senior Secured Notes (the “Senior Notes”) in July 2006, the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) in March 2007, which, in October 2008, we exchanged for Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”) in the aggregate principal amount of $478.3 million, and the net proceeds of $87.5 million from our issuance of Senior-Subordinated Secured Second Lien Notes due 2010 (the “Second Lien Notes”) in October 2008. We did not receive any proceeds from the issuance of the Third Lien Notes.

          Our total unrestricted cash, cash equivalents and marketable securities at December 27, 2008 totaled $60.8 million.

          In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, in the second half of 2008, our Board of Directors approved the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses, and we are required to, among other things, divest our semiconductor business, pursue the sale of certain of our other businesses and assets, including our wireless spectrum licenses, and complete other cost reduction actions. The actions contemplated under our global restructuring initiative are described in more detail below under the heading “Restructuring Initiative and Discontinued Operations”.

          Our Senior Notes, Second Lien Notes and Third Lien Notes require that the net proceeds from any sales or dispositions of assets be applied towards the repayment of the notes, rather than being used to fund our ongoing operations. Additionally, the Senior Notes and Second Lien Notes require that we maintain a minimum cash balance of $15.0 million (“Minimum Balance Condition”). Failure to comply with the Minimum Balance Condition results in an immediate event of default. On April 1, 2009, we obtained a waiver from the holders of our Senior Notes, Second Lien Notes, and Third Lien Notes that adjusts the Minimum Balance Condition from $15 million to $5 million, waives certain events of default relating to timely delivery of a new operating budget, permits us to issue up to $25 million of indebtedness on a pari passu basis with our Second Lien Notes, and allows us to pay certain holders of our Senior Notes payment-in-kind interest at a rate of 14%.

          We have entered into a binding commitment letter with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman and Chief Executive Officer, to provide up to $15 million in working capital financing. Up to $7.5 million of the obligation to provide working capital financing has been assigned to Sola Ltd., a holder of our Second Lien Notes, Third Lien Notes and common stock warrants. The terms of the commitment letter provide that we will be entitled to borrow up to $15 million in one or more borrowings after June 1, 2009, subject to conditions including the completion of definitive documentation.  Amounts outstanding under the facility will bear interest at a rate of 14% per annum, payable in kind, and will be secured by a first lien on certain working capital collateral and second lien on the assets securing our Second Lien Notes, on a pari passu basis.  As a condition to such commitment we agreed to pay a commitment fee of $750,000 to Navation, Inc. and, upon the initial borrowing under such facility, we will issue to the lenders thereunder warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share. The terms of the commitment letter also provide that Mr. Salmasi will be nominated to serve an additional three-year term as Chairman of the Board of Directors, subject to stockholder approval at our 2009 annual meeting of stockholders, and that Navation, Inc. will have a right of first refusal to purchase the assets of our semiconductor business.

          We believe that the completion of the asset divestiture and cost reduction actions contemplated by our global restructuring initiative, including the divestiture or shut down of our semiconductor business, our current cash and cash equivalents, projected revenues from our Multimedia segment our committed $15 million working capital financing and the reduction to the Minimum Balance Condition will allow us to meet our estimated working capital requirements through December 2009.  Should we be unable to achieve the revenues and/or cash flows for fiscal year 2009 contemplated in our operating plan, which was approved by the Governance Committee of our Board of Directors on March 27, 2009, we will implement certain additional actions to reduce our working capital requirements including staffing reductions, the deferral of capital expenditures associated with the build-out requirements of our wireless spectrum licenses and reductions in foreign operations.

          If we are unable to achieve the anticipated savings from the implementation of our global restructuring initiative, we are unable to consummate our working capital financing transaction, or if we were to incur significant unanticipated expenditures, we would be required to renegotiate our lending arrangements and we may also be required to seek additional debt and/or equity financing and/or further reduce discretionary spending. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Insufficient capital would significantly restrict our ability to operate and could cause us to seek court protection.

Restructuring Initiative and Discontinued Operations

          Pursuant to our global restructuring initiative and the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, we completed the following actions in the second half of 2008:

•	We terminated 404 employees worldwide, including 55 employees in our corporate support function, and vacated six leased facilities.

•	We sold a controlling interest in our IPWireless subsidiary.

•

We shut down the operations of our other network infrastructure businesses, which comprise our Networks segment, including the operations of our GO Networks and Cygnus subsidiaries and our Global Services and NextWave Network Support strategic business units.

•

We initiated bankruptcy liquidation proceedings for three of our network infrastructure subsidiaries in Israel, Denmark and Canada, which proceedings are intended to provide an orderly process for the discontinuance of operations and to advance our divestiture and cost reduction strategy.

•

We retained Canaccord Adams to explore strategic transactions to optimize the value of our semiconductor business and eliminate the need for us to make on-going capital investments in or incur liabilities relating to this business. Subsequently, in the first quarter of 2009, we shut down our semiconductor business and terminated approximately 190 employees.

•	We retained goetzpartners to explore the sale of our WiMax Telecom business in Europe.

          We anticipate the continued implementation of our global restructuring initiative will result in the termination of additional employees, including the approximately 190 employees in our semiconductor business that were terminated in the first quarter of 2009, and vacating additional leased facilities in 2009.

          Several factors led to our decision to divest our network infrastructure businesses, including adverse worldwide economic conditions, which we believe have adversely affected manufacturers of telecommunications equipment and technology and caused our discontinued Networks segment to experience lower than projected contract bookings and revenues. We believe these conditions have also led to a delay in global WiMAX network deployments which adversely impacted the timing and volume of projected commercial sales of WiMAX products of our semiconductor business.

          Considering the actions described above, we have classified the businesses comprising our Networks and Semiconductors segments as well as our WiMax Telecom business, which is included in our Strategic Initiatives segment, as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

          The carrying amounts of the assets and liabilities of our discontinued operations are as follows:

(in thousands)	December 27, 2008	December 29, 2007

Cash and cash equivalents	$669	$6,750
Restricted cash	642	—
Accounts receivable, net of allowance for doubtful accounts of $1,382 and $1,368, respectively	365	8,207
Inventory	225	4,934
Deferred cost of revenues	—	24,326
Prepaid expenses and other current assets	7,170	4,910
Wireless spectrum licenses, net	—	46,030
Goodwill	—	130,974
Other intangible assets, net	2,181	58,272
Property and equipment, net	13,426	30,741
Other assets	48	2,751

Asset of discontinued operations	24,726	317,895
Wireless spectrum licenses included in wireless spectrum licenses held for sale	36,094	—

Total assets of discontinued operations	$60,820	$317,895

Accounts payable	$2,683	$21,685
Accrued restructuring charges	573	—
Accrued expenses	3,459	38,608
Current portion of long-term obligations	92	221
Deferred revenue	441	31,507
Other current liabilities	6,898	1,492
Deferred income tax liabilities	4,711	9,685
Other liabilities	1,304	3,799
Long-term obligations, net of current portion	3,933	—

Liabilities of discontinued operations	$24,094	$106,997

          The results of operations of our discontinued operations are as follows:

	Years Ended

(in thousands)	December 27, 2008	December 29, 2007	December 26, 2006

Revenues:
Technology licensing and service revenues	$4,877	$1,918	$—
Hardware revenues	57,336	20,861	—

Total revenues	62,213	22,779	—

Operating expenses:
Cost of technology licensing and service revenues	8,750	4,842	—
Cost of hardware revenues	53,046	41,171	—
Engineering, research and development	116,529	125,448	40,442
Sales and marketing	22,710	15,687	576
General and administrative	22,694	16,734	4,374
Asset impairment charges	40,219	—	—
Restructuring charges	7,773	—	—
Purchased in-process research and development costs	—	11,200	1,890
Business realignment credit	—	—	(7,121)

Total operating expenses	271,721	215,082	40,161
Loss on business divestitures	(118,360)	—	—

Loss from operations	(327,868)	(192,303)	(40,161)
Other income (expense), net	779	(879)	(4)

Loss before income taxes and minority interest	(327,089)	(193,182)	(40,165)
Income tax benefit (provision)	3,384	626	(70)
Minority interest in net loss of subsidiary	—	—	71

Loss from discontinued operations	$(323,705)	$(192,556)	$(40,164)

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

          All references to per unit amounts in the notes to the consolidated financial statements regarding per unit and stock option information have been restated to their equivalent shares based on the conversion of the membership units of NextWave Wireless LLC into shares of common stock of NextWave Wireless Inc. and the conversion of stock options of Cygnus into stock options for shares of common stock of NextWave Wireless Inc.

Principles of Consolidation

          Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned and majority-owned subsidiaries as of December 27, 2008 and December 29, 2007 and for each of the three fiscal years in the period ended December 27, 2008. Minority interest principally represents minority shareholders’ proportionate share of the net equity in our consolidated subsidiary, Inquam Broadband Holding Ltd. (“Inquam”). We acquired the remaining interest in Inquam in October 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

Equity Method Investment

          We account for our preferred stock investment in Hughes Systique Corporation, an early stage software development services company, using the equity method of accounting. Our share of the losses of Hughes Systique of $0.5 million, $1.4 million and $1.5 million for the three fiscal years ended December 27, 2008 are included in engineering, research and development expenses in the accompanying consolidated statements of operations. In the fourth quarter of 2008, we determined that our preferred stock investment in Hughes Systique was other-than-temporarily impaired. Accordingly, we wrote-down the carrying value of the investment to its estimated fair value and recognized an impairment charge of $0.4 million which is included in engineering, research and development expenses in the accompanying consolidated statement of operations for the year ended December 27, 2008. The carrying value of our preferred stock investment in Hughes Systique was $0.6 million and $1.5 million at December 27, 2008 and December 29, 2007, respectively, and is reported in other noncurrent assets in the accompanying consolidated balance sheets.

          Hughes Systique also provides us with engineering consulting services under an agreement whereby we have committed to use the services of 50 engineers at Hughes Systique through June 2009. Engineering consulting expenses totaled $2.0 million, $1.5 million and $0.2 million during the three fiscal years ended December 27, 2008.

          In February 2008, we executed a loan agreement with Hughes Systique for 6% senior secured convertible notes, whereby we committed to make available up to $1.5 million in funding. We advanced $0.5 million to Hughes Systique under this loan agreement during fiscal year 2008.

           In the first quarter of 2009, we reached an agreement with Hughes Systique to terminate the loan agreement and forgive the initial $0.5 million advance. Accordingly, since we do not anticipate collecting the advance, we wrote-off the $0.5 million loan balance during the fourth quarter of 2008. In addition, our obligations under the services agreement described above were terminated. We also converted a portion of our Preferred Stock into Common Stock of Hughes Systique and surrendered our remaining preferred shares for redemption for nominal consideration in connection with the termination agreement.

Fiscal Year End

          Effective January 1, 2006, we changed our fiscal year end and quarterly reporting periods from quarterly calendar periods ending on December 31, to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal years 2008, 2007 and 2006 were 52-week years ending on December 27, 2008, December 29, 2007 and December 30, 2006, respectively, and the first 53-week year will occur in 2009.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes and the valuation of marketable securities, share-based awards, goodwill, wireless spectrum licenses, intangible assets and other long-lived assets. Actual results could differ from those estimates.

Revenues, Cost of Revenues and Deferred Contract Costs

          Our continuing and discontinued operations have derived revenues from the following sources:

•	Contracts to provide multimedia software products for mobile and home electronic devices and related royalties through our PacketVideo subsidiary;

•

Sales of wireless broadband and mobile broadcast network products and services by our IPWireless and GO Networks subsidiaries, which are included in discontinued operations for all periods presented. The wireless broadband and mobile broadcast network products sold by IPWireless and GO Networks often included embedded software; and

•	Customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary, which is included in discontinued operations for all periods presented.

          For arrangements that do not contain software or embedded software that is incidental to the arrangement, we recognize revenue in accordance with the principles in SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured.

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

          Our revenue arrangements can include multiple deliverables, including hardware, a software or technology license, non-recurring engineering services and post-contract customer support. For these arrangements, we consider the guidance provided by EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, we evaluate each deliverable in the arrangement to determine whether it represents a separate unit of accounting. If objective and reliable evidence of fair value exists (“vendor specific objective evidence”) for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on those relative fair values. If vendor specific objective evidence of fair value exists for all undelivered elements, but not for delivered elements, the residual method would be used to allocate the arrangement consideration. If elements cannot be treated as separate units of accounting because vendor specific objective evidence of the undelivered elements does not exist, they are combined into a single unit of accounting and the associated revenue is deferred until all combined elements have been delivered or until there is only one remaining element to be delivered. To date, we have not been able to establish vendor specific objective evidence for any of the elements included in our revenue arrangements, as the software and hardware products or services have not yet been sold separately, nor has a standard price list been established. As a result, once the software or technology is delivered and the only undelivered element is services, the entire non-contingent contract value is recognized ratably over the remaining service period. Costs directly attributable to providing these services are also deferred and amortized over the remaining service period of the respective revenues.

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

          We do not generally allow for product returns and we have no history of significant product returns. Accordingly, no allowance for returns has been provided.

          The timing and amount of revenue recognition depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that our management believes are reasonable.

Warranty Obligations

          The products sold by our discontinued operations typically carry a one-year hardware warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience and any known product warranty issues.

Sales Taxes Collected

          Sales taxes collected from customers and remitted to various governmental agencies are excluded from revenues in our consolidated statement of operations.

Shipping Revenues and Costs

          Product shipping costs incurred by our discontinued operations and billed to our customers are included in hardware revenues and the related costs of shipping products to our customers are expensed as incurred and are included in cost of revenues of our discontinued operations.

Engineering, Research and Development

          Engineering, research and development costs are expensed as incurred, except for burdened direct costs associated with deferred revenue from contract engineering services performed by us which are deferred and amortized over the remaining service period of the respective revenues.

          We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. As a result of the manner in which we develop software, technological feasibility is often reached only when a working model of the software is completed and has been confirmed by testing, which is generally shortly before the products are available for general release to customers. Through December 27, 2008, costs incurred after technological feasibility is established have been insignificant, and accordingly, we have expensed all research and development costs when incurred.

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

          Accumulated other comprehensive income (loss) consists of the following:

(in thousands)	December 27, 2008	December 29, 2007

Cumulative foreign currency translation adjustments	$5,255	$12,845
Unrealized losses on marketable securities	—	(9)

	$5,255	$12,836

Net Loss Per Common Share Information

          Basic and diluted net loss per common share for the two fiscal years ended December 27, 2008 is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the year, without consideration of common stock equivalents. Basic and diluted net loss per common share for the year ended December 30, 2006 is computed by dividing net loss for the year by the weighted average number of membership units outstanding prior to the Corporate Conversion Merger, on a converted basis as if the Corporate Conversion Merger occurred on January 1, 2006, combined with the weighted average number of shares of common stock outstanding after the Corporate Conversion Merger, without consideration of common stock equivalents. The computations for basic and diluted loss per common share are as follows:

	Years Ended

(in thousands, except per share data)	December 27, 2008	December 29, 2007	December 30, 2006

Net loss from continuing operations	$(105,552)	$(127,554)	$(64,856)
Less: Preferred stock dividends	(22,769)	(20,810)	—
Accretion of issuance costs on preferred stock	(230)	(210)	—
Exchange of Series A Preferred Stock for Third Lien Notes	104,349	—	—

Net loss applicable to common shares from continuing operations, including preferred stock dividends and costs and the impact of the exchange of Series A Preferred Stock for Third Lien Notes	(24,202)	(148,574)	(64,856)
Loss from discontinued operations, net of loss on sale, income taxes and minority interest	(323,705)	(192,556)	(40,164)

Net loss applicable to common shares	$(347,907)	$(341,130)	$(105,020)

Net loss per common share – basic and diluted:
Continuing operations, including preferred stock dividends and costs	$(0.22)	$(1.66)	$(0.79)
Discontinued operations	(2.94)	(2.15)	(0.49)

Basic and diluted net loss per common share	$(3.16)	$(3.81)	$(1.28)

Weighted average shares used in per share calculation	110,224	89,441	81,841

          The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted loss per share as they are antidilutive. The share amounts are determined using a weighted average of the shares outstanding during the respective periods.

	Years Ended

(in thousands)	December 27, 2008	December 29, 2007	December 30, 2006

Third Lien Notes / Series A Preferred Stock	36,582	24,928	—
Outstanding stock options	21,376	16,619	9,209
Common stock warrants	500	2,500	2,313
Restricted stock	397	210	149
Contingently issuable shares under advisory contract	—	833	833

          In addition to the securities listed above, we may be required to issue shares of our common stock in payment of additional purchase consideration of $1.6 million due in connection with our 2007 acquisition of IPWireless (Note 9). As we believe that the contingencies related to these shares had not been met as of December 27, 2008, they have been excluded from the table above.

Cash and Cash Equivalents, Marketable Securities and Restricted Cash and Marketable Securities

          We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 27, 2008 and December 29, 2007 consisted primarily of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

          At December 29, 2007, all marketable securities, including marketable securities classified as restricted, have been categorized as available-for-sale and are reported at fair value. Fair value is determined using quoted market prices. Unrealized gains and losses on available-for-sale marketable securities are reported in other comprehensive income (loss) in stockholders’/members’ equity, unless the decline in value is deemed to be other-than-temporary, in which case the loss is charged to expense. During the fourth quarter of 2008, we reclassified our auction rate securities from available-for-sale to trading securities. Trading securities are reported at fair value, with gains and losses resulting from changes in fair value recognized in other income (expense), net, in the consolidated statement of operations.

          Realized gains and losses are included in interest income in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. There were no significant gross realized gains or losses related to sales of marketable securities for any of the periods presented.

          Our marketable securities consist of the following:

		Gross Unrealized

(in thousands)	Amortized Cost	Gains	Losses	Fair Value

December 27, 2008
Auction rate securities classified as restricted	$20,798	$—	$—	$20,798

December 29, 2007
Auction rate securities	$102,247	$—	$—	$102,247
Commercial paper	84,946	3	(12)	84,937
Other	1,500	—	—	1,500

Total marketable securities portfolio	188,693	3	(12)	188,684
Less restricted portion	(75,000)	—	—	(75,000)

Total unrestricted marketable securities	$113,693	$3	$(12)	$113,684

          The auction rate securities that we held at December 27, 2008 are Education Loan Trust (insured by FFELP), Utah State Board of Regents (insured by FFELP), Indiana Secondary Market Education Loans (insured by FFELP), Illinois Student Assistance Commission, and Kentucky Higher Education Student Loan Corporation (insured by FFELP). All of our auction rate securities have contractual maturities exceeding 10 years.

          In accordance with the guidance provided by Financial Accounting Standards Board Interpretation (“FASB”) Staff Position (“FSP”) Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we periodically review the fair value of our marketable securities to determine if declines in the fair value of individual securities are other-than-temporary in nature. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value and recognize the write-down as a charge in our statement of operations.

          Considering our inability to sell our remaining auction rate securities at auction, the deterioration of overall market conditions and our near-term liquidity needs, we concluded that the decline in the fair value of our auction rate securities was other-than-temporary. Accordingly, during 2008, we wrote-down our auction rate securities to their estimated fair value and recognized a loss of $4.5 million which is included in other income (expense), net, in the accompanying consolidated statement of operations.

          In August 2008, we entered into a non-recourse loan with UBS under which we were advanced $21.5 million. The loan is collateralized by 85% of the aggregate principal amount of our auction rate securities portfolio managed by UBS. Under the terms of the loan agreement, as our auction rate securities are sold, the line of credit will be immediately and automatically repaid using the proceeds from the sale. The line of credit bears interest at the prevailing 30-day LIBOR rate plus 25 basis points, which approximates the interest rate payable to us on our auction rate securities. The collateralized loan of $21.5 million is included in current portion of long-term obligations in the accompanying December 27, 2008 consolidated balance sheet. As 85% of the aggregate principal amount of our auction rate securities portfolio managed by UBS is pledged as collateral against the loan and the proceeds from the sale of the auction rate securities will be used to repay the loan, we have classified our auction rate securities balance as restricted marketable securities in the accompanying December 27, 2008 consolidated balance sheet. Although the loan is payable upon demand by UBS, repayment can only occur through a liquidation of the underlying collateralized auction rate securities.

          In November 2008, we accepted UBS’s offer to participate in their auction rate securities rights offering, which allows us to sell our auction rate securities at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. The auction rate securities rights are not transferrable, not offered for sale and have only been offered to UBS clients with eligible auction rate securities holdings. Under the terms of the auction rate securities rights, we have also given UBS the discretion to purchase or sell our auction rate securities at any time after our acceptance of the auction rate securities rights and without other prior notice, whereby we will receive the par value of the auction rate securities within one day of settlement of the transaction.

          We have elected to measure the fair value of the auction rate securities rights under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which we believe will mitigate volatility in our reported earnings due to the inverse relationship between the fair value of the auction rate securities rights and the underlying auction rate securities. Accordingly, at December 27, 2008, we measured the fair value of the auction rate securities rights and recognized the difference between the fair value of the auction rate securities rights and the underlying auction rate securities of $4.2 million to other income (expense), net, as an offset to the impairment loss recognized on the auction rate securities. The excess fair value of the auction rate securities rights over the auction rate securities is reported in other noncurrent assets in the accompanying December 27, 2008 consolidated balance sheet. With our recognition of the fair value of the auction rate securities rights and the reclassification of our auction rate securities from available-for-sale to trading, we are reporting a net $0.2 million impairment loss on the auction rate securities in the accompanying consolidated statement of operations for fiscal year 2008. The transfer from available-for-sale to trading securities was a one-time election as allowed under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

          Restricted cash at December 29, 2007 represented $75.0 million in a restricted collateral account which was required to be maintained at all times while the 7% Senior Secured Notes remained outstanding. In March 2008, we amended the original purchase agreement for the Senior Notes, whereby we were permitted to withdraw up to the full amount of the $75.0 million cash reserve account established as collateral for the Senior Notes for use in funding our business plan, subject to the payment of a consent fee of $3.5 million per $25.0 million withdrawn. During 2008, we withdrew the full $75.0 million from the cash reserve account. Accordingly, during 2008, we paid consent fees totaling $10.5 million, which are included in interest expense in the accompanying consolidated statement of operations.

Accounts Receivable and Allowance for Doubtful Accounts

          Accounts receivable are recorded according to contractual agreements. Credit terms for payment of products and services are extended to customers in the normal course of business and no collateral is required. The allowance for doubtful accounts is estimated based on our historical losses, the existing economic conditions, and the financial stability of our customers. Receivables are written-off in the period that they are deemed uncollectible. At December 27, 2008, gross accounts receivable held by continuing operations consisted of $3.6 million and $1.0 million in billed and unbilled receivables, respectively. At December 29, 2007, gross accounts receivable held by continuing operations consisted of $6.6 million and $0.1 million in billed and unbilled receivables, respectively.

Inventory

          Inventories are stated at the lower of cost (first-in, first out) or market. We establish allowances for estimated obsolete and unmarketable inventory based upon assumptions about future market demand. Lower of cost or market adjustments reduce the carrying value of the related inventory and take into considerations reduction in sales prices, excess inventory levels and obsolete inventory. These adjustments are done on a part-by-part basis. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed of. At December 27, 2008 and December 29, 2007, our continuing operations held no inventory.

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

Wireless Spectrum Licenses

          We capitalize as intangible assets wireless spectrum licenses that we acquire from third parties or through government auctions. For wireless spectrum licenses purchased directly from third parties or through spectrum auctions, the cost basis of the wireless spectrum asset includes the purchase price paid for the license at the time of acquisition plus legal costs incurred to acquire the license. For wireless spectrum licenses acquired through a business combination or through an asset acquisition, the cost basis of the wireless spectrum asset is determined through an allocation of the total purchase price to the tangible and identifiable intangible assets and liabilities of the acquired business or asset(s) and includes any deferred tax liabilities determined in accordance with EITF Issue No. 98-11, Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations. For leased wireless spectrum rights, the asset and related liability are recorded at the net present value of future cash outflows using our incremental borrowing rate at the time of acquisition.

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

Impairment of Long-Lived Assets

          In accordance with SFAS No. 144, we review long-lived assets to be held and used, including acquired intangible assets subject to amortization and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, the loss of legal ownership or title to the asset, significant negative industry or economic trends or the presence of other indicators that would indicate that the carrying amount of an asset or asset group is not recoverable. A long-lived asset is considered to be impaired if the estimated undiscounted future cash flows resulting from the use of the asset and its eventual disposition are not sufficient to recover the carrying value of the asset.

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants

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

          Net foreign currency exchange gains (losses) included in our loss from continuing operations in our consolidated statements of operations totaled $0.3 million, and $0.3 million and $(0.1) million for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively.

Guarantees

          We account for guarantees in accordance with FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees and requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.

Recent Accounting Pronouncements

          In May 2008, the FASB issued FASB Staff Position APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional non-convertible debt borrowing rate at the date of issuance. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of FSP APB 14-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. We are currently evaluating the impact on our consolidated financial statements of our adoption FSP APB 14-1 on our Third Lien Notes.

          In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. Paragraph 11(a) of SFAS No 133, Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to an entity’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF Issue No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF Issue No. 07-5 will be effective for the first annual reporting period beginning after December 15, 2008. We are currently evaluating the impact on our consolidated financial statements of our adoption of EITF Issue No. 07-5.

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

          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability. Any acquisition-related costs are to be expensed instead of capitalized. SFAS No. 141(R) applies prospectively to our business combinations, if any, for which the acquisition date is on or after December 28, 2008. The impact on our consolidated financial statements from the adoption of SFAS No. 141(R) in fiscal year 2009 will depend on acquisitions at the time.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated results of operations and financial condition.

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

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, our decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. We are required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. We are also required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. In 2008, we elected the fair value option for our auction rate securities rights upon issuance in accordance with SFAS No. 159. The disclosures required by SFAS No. 159 are provided in Note 8.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Our adoption of SFAS 157 in the first quarter of our 2008 fiscal year did not have a significant impact on our consolidated financial statements, although we are now required to provide additional financial statement disclosures. In February 2008, the FASB issued FSP No. FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The disclosures required by SFAS No. 157 are provided in Note 8.

2.	Business Divestitures

          On December 24, 2008, we sold a controlling interest in our IPWireless subsidiary to IPW Holdings, Inc. (“IPW Holdings”) and an affiliate of IPW Holdings, for an upfront cash payment of approximately $1.1 million, plus future cash payments of up to $0.5 million for reimbursement of transaction-related expenses. In connection with the sale, we entered into various ancillary transitional and intellectual property licensing agreements with IPWireless, none of which are material to us. Additionally, the employees of IPWireless waived any continuing rights under the IPWireless Employee Stock Bonus Plan established by NextWave. Upon closing of the sale, we have no remaining obligations to provide financing to support the ongoing operations of IPWireless. IPW Holdings was formed by the senior management team of IPWireless, including Dr. William Jones, PhD. Dr. Jones resigned from his positions as a member of our board of directors and the chief executive officer of our NextWave Networks Products division concurrent with the closing of the sale. The terms of the sale were approved by an independent committee of our board of directors, which was advised by financial advisors in connection with the structure of the transaction and the fairness of the consideration.

          Although we believe the re-constituted IPWireless represents a variable interest entity as that term is defined in FIN No. 46(R), Consolidation of Variable Interest Entities, we concluded that we are not the primary beneficiary as we do not maintain a majority ownership interest, we do not have the ability to exert significant influence over the decision-making process at IPWireless, our share of the future losses or residual returns is limited to our ownership interest which is not the majority and we have no further obligations to provide financial support. Accordingly, we have deconsolidated IPWireless upon closing of the sale and will no longer include the results of operations or financial position of IPWireless in our consolidated financial statements on a prospective basis. We will account for our residual ownership using the equity method of accounting and recognize our share of the net income or losses of IPWireless as a reduction in our residual investment. The carrying value of our remaining investment in IPWireless of $0.4 million is included in other noncurrent assets in the accompanying consolidated balance sheet.

          Upon acceptance by the courts of the bankruptcy petitions for our network infrastructure businesses in Israel, Canada and Denmark in the fourth quarter of 2008, a court-appointed trustee assumed control over the assets and liabilities with the intent of liquidating the assets for the benefit of the creditors. Accordingly, in accordance with SFAS No. 94, Consolidation of All Majority-owned Subsidiaries—an amendment of ARB No. 51, with related amendments of APB Opinion No. 18 and ARB No. 43, Chapter 12, we deconsolidated these three subsidiaries and will no longer include their results of operations or financial position in our consolidated financial statements on a prospective basis.

          In 2008, we recognized a loss from the divestiture of these businesses of $118.4 million, which consists of $120.3 million of asset impairment charges and $3.7 million of inventory write-downs recognized in the third quarter of 2008, offset by $5.6 million from the deconsolidation of the remaining net liabilities of the divested businesses.

3.	Asset Impairment and Restructuring Charges

Wireless Spectrum Licenses

          For purposes of performing the impairment assessment of our wireless spectrum licenses, we have segregated our wireless spectrum licenses into separate units of accounting based on the type of spectrum and location.

          We determine fair value of our wireless spectrum licenses utilizing both a market approach and an income approach. Under the market approach, we determine fair value through an analysis of sales and offerings of comparable assets, including the sales of our AWS licenses during 2008 and recent FCC auctions of similar wireless spectrum. Sales and offering prices for the comparable assets are adjusted to reflect differences between our wireless spectrum licenses and the comparable assets, such as location, time and terms of sale, use and utility, trends in technology and consumer demand, and regulatory issues, that may potentially affect the value of our wireless spectrum.

          Under the income approach, we determine fair value utilizing a discounted cash flow model which measures fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted to reflect the degree of risk inherent in an investment in the asset and achieving the projected cash flows. A weighted average cost of capital of a market participant is used as the discount rate. The residual value is generally determined by applying a constant terminal growth rate to the estimated net cash flows at the end of the projection period. The projected cash flows, market penetration rate, terminal growth rate and weighted average cost of capital used in the model assume a new entrant in the market and the associated network build-out requirements.

          Based on the impairment assessment performed in October 2008, we determined that the carrying value of our wireless spectrum licenses in Argentina and Chile exceeded their fair value, based primarily on advanced negotiations with third parties regarding the sale of these assets. Accordingly, we wrote-down the carrying value of our Argentina and Chile wireless spectrum licenses to their estimated fair value and recognized an asset impairment charge of $13.6 million which is reported in discontinued operations. Other than the wireless spectrum licenses in Argentina and Chile, we concluded that our remaining wireless spectrum licenses were not impaired. As a result of the impairment of our wireless spectrum licenses in Argentina, we reduced the associated deferred tax liabilities determined in accordance with EITF Issue No. 98-11 on a pro rata basis resulting in the recognition of a deferred income tax benefit of $4.3 million, which is reported in discontinued operations. Accordingly, the net impact to loss from discontinued operations of the impairment of our wireless spectrum licenses in Argentina and Chile was $9.3 million.

Goodwill and Indefinite-Lived Intangible Assets

          We perform our annual impairment assessment of goodwill and indefinite-lived intangible assets as of October of each fiscal year at the reporting unit level using a two-step process. We determined that our reporting units, as that term is defined in SFAS No. 142, are one level below our identified operating segments because discrete financial information is available. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we then perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

          At October 2008, the substantial majority of our goodwill and indefinite-lived intangible assets of continuing operations, excluding indefinite-lived wireless spectrum licenses, primarily resided in our PacketVideo reporting unit. For our 2008 annual impairment assessment, we primarily determined fair value under an income approach that utilizes a discounted cash flow model. The discounted cash flow model measures fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted to reflect the degree of risk inherent in an investment in the reporting unit and achieving the projected cash flows. A weighted average cost of capital of a market participant is used as the discount rate. The residual value is generally determined by applying a constant terminal growth rate of a market participant to the estimated net cash flows at the end of the projection period. Based on the valuation performed, we concluded that the fair value of the PacketVideo reporting unit exceeded its carrying value and, accordingly, goodwill and indefinite-lived intangible assets of continuing operations were not impaired.

          The projected cash flows utilized in the discounted cash flow model are derived from our internal forecast of the future operating results and cash flows of our PacketVideo reporting unit, our strategic business plans and anticipated future economic and market conditions. There are inherent estimates and assumptions underlying this information and management’s judgment is required in the application of this information to the determination of the fair value of the PacketVideo reporting unit. No assurance can be given that the underlying estimates and assumptions will materialize as anticipated.

          As a result of the implementation of our global restructuring initiative in the third quarter of 2008, we reviewed our goodwill and indefinite-lived intangible assets for impairment and determined that indicators of impairment were present for the goodwill in our IPWireless and Cygnus reporting units, both of which are presented as discontinued operations. Accordingly, we performed a goodwill impairment assessment as prescribed by SFAS No. 142 and concluded that the carrying value of the reporting units exceeded their fair value. As a result, in the third quarter of 2008, we recognized an asset impairment charge of $117.7 million, representing the full carrying amount of the goodwill in our IPWireless and Cygnus reporting units which was our estimate of the impairment based on information available at that time.

          We performed our 2008 annual impairment assessment for the goodwill of our IPWireless and Cygnus reporting units as of October 2008. As described in Note 2, in December 2008, we sold a controlling interest in our IPWireless subsidiary for an upfront cash payment of approximately $1.1 million. We determined the fair value of our IPWireless reporting unit based on the cash proceeds received and liabilities assumed in the sale and concluded that the carrying value of the IPWireless reporting unit exceeded its fair value. As a result, in accordance with SFAS No. 142, we compared the implied fair value of the IPWireless reporting unit’s goodwill with the carrying value of that goodwill and concluded that the carrying amount of goodwill exceeded the implied fair value of that goodwill. The amount of the resulting asset impairment charge of $113.0 million did not change from our initial estimate in the third quarter of 2008. Upon the sale of IPWireless in the fourth quarter of 2008, we reclassified the IPWireless goodwill asset impairment charge against the loss from business divestiture reported in discontinued operations.

          We began actively marketing our Cygnus reporting unit for sale in the third quarter of 2008. Although we participated in preliminary sale and/or licensing discussions involving the Cygnus intellectual property and operations, none of those discussions advanced and our efforts to sell Cygnus were ultimately unsuccessful. As a result, Cygnus was shut down and the remaining employees were terminated in early October 2008. Since we do not anticipate generating significant future cash flows from the divestiture of the Cygnus reporting unit, we determined that the fair value of the Cygnus reporting unit was nominal. As a result, in accordance with SFAS No. 142, we compared the implied fair value of the Cygnus reporting unit’s goodwill with the carrying value of that goodwill and concluded that the carrying amount of goodwill exceeded the implied fair value of that goodwill. The amount of the resulting asset impairment charge of $4.7 million did not change from our initial estimate in the third quarter of 2008. Upon the deconsolidation of our Cygnus Canada subsidiary in the fourth quarter of 2008 as a result of the acceptance of the bankruptcy petition, we reclassified $2.3 million of the asset impairment charge representing the goodwill of Cygnus Canada against the loss from business divestiture reported in discontinued operations.

Other Long-Lived Assets

          In connection with the implementation of our global restructuring initiative, we reviewed our long-lived assets for impairment and determined that indicators of impairment were present for the long-lived assets in our Networks and Semiconductor segments as well as certain other long-lived assets. Accordingly, based on the guidance provided by SFAS No. 144, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.

          Included in the long-lived assets of our Networks segment, which is included in discontinued operations, is an office building we own in Nevada that we are actively marketing for sale through a national brokerage firm. In June 2008, we classified the building as an asset held for sale and ceased depreciating this asset.

          For the long-lived asset recoverability assessment performed during 2008, the undiscounted cash flows used to estimate the recoverability of the asset carrying values were based on the estimated future net cash flows to be generated from the sale or licensing of the assets, less estimated costs to sell. Based on the analysis, we concluded that the carrying value of certain of our long-lived assets was not recoverable. The impaired assets primarily consist of the amortizable purchased intangible assets of our IPWireless, GO Networks and Cygnus businesses, our Nevada office building and the equipment contained therein, and leasehold improvements and fixed assets at vacated facilities. Accordingly, during 2008, we recognized an asset impairment charge of $36.0 million, of which $5.0 million was reclassified against the loss from business divestiture reported in discontinued operations, $24.2 million is reported as an asset impairment charge in discontinued operations and $6.8 million is reported as an asset impairment charge in continuing operations.

          There are inherent estimates and assumptions underlying the projected cash flows utilized in the recoverability assessment and management’s judgment is required in the application of this information to the determination of the recovery value of the assets. No assurance can be given that the underlying estimates and assumptions will materialize as anticipated.

Restructuring Charges

          As previously described, in the second half of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses, and will, among other things, divest our semiconductor business, pursue the sale of certain of our other businesses and assets and complete other cost reduction actions. In connection with the implementation of our global restructuring initiative, we terminated 404 employees worldwide and vacated six leased facilities. We anticipate the continued implementation of our global restructuring initiative will result in the termination of an additional 251 employees and vacating additional leased facilities in 2009.

          The following summarizes the restructuring activity for fiscal year 2008 and the related restructuring liabilities:

(in thousands)	Charges to Expense	Cash Payments	Reversal of Deferred Charges		Liability Assumed by Acquiror Upon Sale of Subsidiary	Assumption of Divested Subsidiary Liability	Balance December 27, 2008

Employee termination costs	$8,021	$(7,105)	$—		$(679)	$—	$237
Lease abandonment and facility closure costs	2,613	(1,149)	152			—	1,616
Other related costs, including contract termination costs, selling costs and legal fees	4,812	(3,644)	—			1,500	2,668
				______	_______________________________________________________________
Total	$15,446	$(11,898)	$152		$(679)	$1,500	$4,521

Continuing operations (1)	$7,673						$3,492
Discontinued operations	7,773						1,029

Total	$15,446						$4,521

(1)

Included in the restructuring charges of continuing operations is $1.6 million of lease abandonment and facility closure costs related to certain shared facilities and costs related to the divestiture and closure of discontinued businesses totaling $4.1 million.  Restructuring charges of continuing operations also includes $0.1 million of interest expense accretion on our liability for lease abandonment and facility closure costs.

4.	Wireless Spectrum Licenses

          Wireless spectrum licenses consist of the following:

	December 27, 2008			December 29, 2007

(dollars in thousands)	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization

Amortized and leased wireless spectrum licenses held by:
Continuing operations	14.7	$123,924	$20,565	16.0	$99,317	$10,929
Discontinued operations	—	—	—	10.8	22,785	1,437

Total	14.7	$123,924	$20,565	14.9	$122,102	$12,366

Wireless spectrum licenses not subject to amortization held by:
Continuing operations		$339,056			$499,463
Discontinued operations		—			24,682

Total		$339,056			$524,145

Wireless spectrum licenses held for sale		$112,741			$—

          Of the wireless spectrum licenses not subject to amortization and wireless spectrum licenses held for sale at December 27, 2008, $93.3 million represents deferred tax liabilities determined in accordance with EITF Issue No. 98-11.

          The estimated aggregate amortization expense for amortized and leased wireless spectrum licenses as of December 27, 2008 is expected to be $9.9 million, $9.9 million, $9.8 million, $9.7 million, $9.7 million and $54.4 million during fiscal years 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

Acquisitions

          In April 2008, we acquired all of the outstanding equity interests of Southam Chile SA, a Chilean corporation, and Sociedad Televisora CBC Limitada, a Chilean limited liability company (collectively, “Southam Chile”), for cash, including closing costs, totaling $4.8 million, assumed liabilities of $3.8 million and additional cash payments of up to $1.7 million upon the occurrence of certain specified events prior to the third anniversary of the acquisition date. The assets of Southam Chile were comprised almost entirely of wireless spectrum licenses and, therefore, the acquisition was accounted for as an asset purchase rather than as the purchase of a business based on guidance under EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The value assigned to the acquired wireless spectrum license asset includes the cash purchase price of $4.6 million, closing costs of $0.2 million and $3.8 million in assumed liabilities.

          In February 2008, we acquired wireless spectrum licenses located in the San Francisco, California metro area for initial cash payments and future lease obligations totaling $28.1 million. The lease agreements have a maximum term of 30 years, including renewals, and will require monthly and annual payments aggregating $8.0 million over the initial terms of the leases. Amounts paid as deposits for these agreements totaled $20.0 million at December 29, 2007 and were included in other noncurrent assets in the accompanying consolidated balance sheet. The value assigned to the leased wireless spectrum license asset includes the cash deposit of $20.0 million and the present value of the future lease payments of $4.9 million.

          In March 2007, we acquired all of the outstanding shares of common stock of 4253311 Canada Inc., a Canadian corporation, for cash, including closing costs, totaling $26.2 million. Since the assets of 4253311 Canada Inc. were comprised almost entirely of wireless spectrum licenses, we accounted for the acquisition as a purchase of an asset in accordance with EITF Issue No. 98-3. The value assigned to the wireless spectrum includes the cash purchase price of $26.0 million, closing costs of $0.2 million and $15.5 million in associated deferred tax liabilities as determined in accordance with EITF Issue No. 98-11.

Dispositions

          We have retained investment bankers to explore the sale of our wireless spectrum holdings in the United States and Canada, and our WiMax Telecom business, which includes certain wireless spectrum holdings in Europe. Additionally, we are actively marketing for sale our wireless spectrum holdings in Argentina and Chile. Any sale or transfer of the ownership of our wireless spectrum holdings is subject to regulatory approval. Upon consummation of a potential sale of our spectrum holdings, we would be required to pay certain fees to our investment bankers.

          During 2008, we completed the sale of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $145.5 million, and recognized gains on these sales totaling $70.3 million. The net proceeds from the sales were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

          We anticipate that certain of our wireless spectrum licenses will be sold within the next twelve months. Accordingly, at December 27, 2008, we classified wireless spectrum holdings with a carrying value of $112.7 million as assets held for sale in accordance with SFAS No. 144 and we are no longer amortizing these assets. As of December 27, 2008, the aggregate net carrying value of our remaining wireless spectrum license assets that are not considered held for sale was $442.4 million, which includes $79.1 million of asset value allocated as a result of related deferred tax liabilities determined in accordance with EITF Issue No. 98-11. Unpaid spectrum lease obligations related to our wireless spectrum holdings aggregated $24.4 million at December 27, 2008.

          We are required to use the net proceeds from the sale of our wireless spectrum licenses to redeem our Senior Notes, Second Lien Notes and Third Lien Notes.

5.	Goodwill and Intangible Assets

          Goodwill and intangible assets of continuing operations, excluding wireless spectrum licenses, consist of the following:

	December 27, 2008			December 29, 2007

(dollars in thousands)	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Purchased technology	6.6	$17,440	$7,044	6.5	$17,775	$4,268
Purchased customer base	7.5	7,840	3,055	7.5	7,921	2,020
Non-compete agreements	3.8	3,095	2,734	3.8	3,108	1,933
Purchased tradenames and trademarks	9.1	1,052	230	9.1	1,088	112
Other	6.0	238	69	6.6	167	15

	6.6	$29,665	$13,132	6.6	$30,059	$8,348

Intangible assets not subject to amortization:
Goodwill		$38,662			$40,082
Purchased tradenames and trademarks		2,400			2,404

		$41,062			$42,486

          Changes in our goodwill are as follows:

(in thousands)	Balance at Beginning of Year	Current Year Acquisitions	Adjustments(1)	Foreign Currency Translation Effect	Balance at End of Year

Year Ended December 27, 2008:
Continuing Operations
Multimedia segment	$39,456	$—	$(244)	$(559)	$38,653
Strategic Initiatives segment	626	—	(617)	—	9

Total Continuing Operations	40,082	—	(861)	(559)	38,662
Discontinued Operations
Networks segment	130,974	—	(130,974)	—	—

Consolidated Total	$171,056	$—	$(131,835)	$(559)	$38,662

Year Ended December 29, 2007:
Continuing Operations
Multimedia segment	$27,119	$12,156	$(1,135)	$1,316	$39,456
Strategic Initiatives segment	—	626	—	—	626

Total	27,119	12,782	(1,135)	1,316	40,082
Discontinued Operations
Networks segment	5,065	126,290	(381)	—	130,974

Consolidated Total	$32,184	$139,072	$(1,516)	$1,316	$171,056

Year Ended December 30, 2006:
Continuing Operations	$20,163	$6,956	$—	$—	$27,119
Discontinued Operations	4,619	—	446	—	5,065

Consolidated Total	$24,782	$6,956	$446	$—	$32,184

(1)

The adjustments during the year ended December 27, 2008 in the Multimedia and Strategic Initiatives segments primarily reflect the completion of the purchase price allocation and asset valuations for acquisitions in prior periods. The adjustment during the year ended December 27, 2008 in the Networks segment reflects the goodwill write-off in conjunction with the disposal of our Networks business. Adjustments during the year ended December 29, 2007 for both our Multimedia and Networks segments reflect the completion of the purchase price allocation and asset valuations for acquisitions in prior periods.

          The estimated aggregate amortization expense for amortized intangible assets, excluding wireless spectrum licenses, as of December 27, 2008 is expected to be $4.4 million, $3.9 million, $3.4 million, $2.9 million, $1.6 million and $0.3 million during fiscal years 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

6.	Other Financial Statement Captions

Property and Equipment

          Property and equipment, net, of continuing operations consists of the following:

(dollars in thousands)	Estimated Useful Life (in years)	December 27, 2008	December 29, 2007

Furniture and equipment	3-7	$7,981	$7,873
Purchased software	3	8,195	6,832
Leasehold improvements	1-5	1,878	5,573
Construction in progress		207	1,363

		18,261	21,641
Less: Accumulated depreciation		(14,055)	(8,000)

Total property and equipment, net		$4,206	$13,641

          Property and equipment that has been impaired, but not yet disposed, at December 27, 2008 is reflected gross in the table above.

Accrued Expenses

          Accrued expenses of continuing operations consist of the following:

(in thousands)	December 27, 2008	December 29, 2007

Accrued compensation and related expenses	$6,767	$13,514
Accrued interest	6,747	11,151
Accrued professional fees	4,416	3,551
Accrued consulting and purchase commitments	2,591	4,920
Accrued restructuring	2,332	—
Accrued acquisition consideration and related costs	2,015	3,455
Other	19	938

Total accrued expenses	$24,887	$37,529

7.	Long-Term Obligations

          Long-term obligations consist of the following:

(dollars in thousands)	December 27, 2008	December 29, 2007

7% Senior Secured Notes due July 2010, net of unamortized discount of $20,713 and $51,399 at December 27, 2008 and December 29, 2007, respectively	$193,474	$298,601
14% Senior-Subordinated Secured Second Lien Notes due December 2010, net of unamortized discount of $16,951 at December 27, 2008	91,505	—
7.5% Third Lien Subordinated Secured Convertible Notes due December 2011, net of unamortized discount of $185,382 at December 27, 2008	300,685	—
Wireless spectrum leases, net of unamortized discounts of $18,973 and $18,505 at December 27, 2008 and December 29, 2007, respectively; weighted average imputed interest rates of 10.32% and 9.66% at December 27, 2008 and December 29, 2007, respectively; expiring from 2011 through 2036 with one to five renewal options ranging from 10 to 15 years each	24,419	24,799
Collateralized non-recourse bank loan with interest at 30-day LIBOR (0.5% at December 27, 2008) plus 0.25%; principal and interest due upon sale of auction rate securities; secured by auction rate securities	21,459	—
9.08% note payable to bank due June 1, 2009, net of unamortized discount of $21 and $40 at December 27, 2008 and December 29, 2007, respectively; principal and interest of $214 payable monthly	1,318	3,540
Other	4,029	587

Total long-term obligations	636,889	327,527
Less long-term obligations of discontinued operations	(4,025)	(221)

Long-term obligations of continuing operations	632,864	327,306
Less current portion of continuing operations	(136,567)	(6,524)

Long-term portion of continuing operations	$496,297	$320,782

          Payments due on these obligations during each of the five years subsequent to December 27, 2008 are as follows:

(in thousands)	Continuing Operations	Discontinued Operations	Total

Fiscal Years:
2009	$136,567	$92	$136,659
2010	214,112	—	214,112
2011	4,138	—	4,138
2012	490,143	1,180	491,323
2013	4,299	1,377	5,676
Thereafter	25,645	1,376	27,021

	874,904	4,025	878,929
Less unamortized discount	(242,040)	—	(242,040)
Less current portion	(136,567)	(92)	(136,659)

Total long-term obligations	$496,297	$3,933	$500,230

7% Senior Secured Notes due July 2010

          On July 17, 2006, we issued the Senior Notes in the aggregate principal amount of $350.0 million. The Senior Notes were issued at a 15% original issue discount, resulting in gross proceeds of $297.5 million. After the payment of transaction related expenses, we received net proceeds of $295.0 million available for the sole purpose of financing spectrum acquisitions and leases. The costs incurred to issue the Senior Notes, which totaled $2.5 million were deferred and are included in other noncurrent assets in the consolidated balance sheet. We are amortizing the deferred financing costs over the expected term of the Senior Notes using the effective interest method. Interest is payable semiannually in cash. The Senior Notes are secured by a first priority lien on wireless spectrum licenses with a book value of $375.8 million as well as pledges of shares in our material subsidiaries.

          The Senior Notes are due at the maturity date of July 17, 2010. We may redeem the Senior Notes at any time at our option and we are required to redeem the Senior Notes using the net proceeds from any asset sales, including sales of our wireless spectrum licenses. We are also required to offer to redeem the Senior Notes upon the occurrence of a change in control. Upon redemption, in addition to the principal and accrued unpaid interest thereon, we must pay a specified premium to the principal amount that will decline over the term of the Notes from 105% to 100%. Accordingly, in 2008, we used the proceeds from the sale of our AWS spectrum licenses (Note 4) to redeem $135.8 million of the principal balance of the Senior Notes plus accrued interest thereon. In accordance with the terms of the Senior Notes, we paid a premium of $6.8 million representing 5% of the principal amount redeemed, which was charged to interest expense. Additionally, we recognized a charge to interest expense of $11.9 million for the debt discount and debt issuance costs associated with the redeemed principal.

          In connection with the issuance of the Senior Notes, we issued detachable warrants to purchase an aggregate of 4.1 million shares of our common stock at an exercise price of $0.01 per share to the purchasers of the Senior Notes. The warrants are immediately exercisable and expire on July 15, 2009. During years ended December 29, 2007 and December 30, 2006, warrants to purchase 0.7 million and 1.5 million shares of common stock were exercised for cash totaling $4,000 and $8,000, respectively. At December 27, 2008, 1.9 million shares of common stock remained subject to issuance upon exercise of outstanding and exercisable warrants.

          In March 2008, we amended the purchase agreement for the Senior Notes in order to allow us to withdraw up to the full amount of the $75.0 million cash reserve account established as collateral for the Senior Notes for use in funding our business plan, subject to the payment of a consent fee of $3.5 million per $25.0 million withdrawn. During 2008, we withdrew the full $75.0 million from the cash reserve account and paid consent fees totaling $10.5 million, which are included in interest expense in the accompanying consolidated statement of operations.

          In September 2008, we entered into a second amendment to the purchase agreement for the Senior Notes, which became effective upon the issuance of the Second Lien Notes in October 2008. Under the second amendment to the Senior Notes purchase agreement, we are required to enter into binding agreements to effect asset sales generating net proceeds of at least $350 million no later than March 31, 2009 and consummate such sales no later than six months following execution of such agreements, unless closing is delayed solely due to receipt of pending regulatory approvals (the “Asset Sale Condition”). In the event we fail to satisfy the Asset Sale Condition, the interest rate on the Senior Notes will immediately increase by 200 basis points.

          Additionally, under the second amendment, we are required to maintain a minimum cash balance of at least $15 million at all times (the “Minimum Balance Condition”) and our monthly cash balance may not deviate negatively by more than 10% from the forecasted cash balance previously reported to the noteholders (the “Budget Condition”). Failure to satisfy the Minimum Balance Condition is an event of default. Failure to satisfy the Budget Condition as of any month-end will result an immediate 200 basis points increase in the interest rate on the Senior Notes. Failure to satisfy the Budget Condition (on a aggregate basis) for two consecutive month-ends is an event of default provided, however, if the Named Business Condition (as defined previously) is satisfied as of such month-end, it will not be an event of default until the Budget Condition (on an aggregate basis) continues not to be satisfied for three consecutive month-ends. Failure to satisfy any part of the Named Business Condition for two consecutive months is an event of default. An event of default results in an immediate 200 basis point increase in the interest rate on the Senior Notes.

          Since we are required to redeem the Senior Notes using the proceeds from any assets sales, we classified $112.7 million of the remaining unpaid principal balance of the Senior Notes at December 27, 2008 as current portion of long-term obligations in the accompanying consolidated balance sheet, which represents the carrying value of our wireless spectrum assets that are classified as held for sale at December 27, 2008.

14% Senior-Subordinated Secured Second Lien Notes due December 2010

          On October 9, 2008, we issued the Second Lien Notes in the aggregate principal amount of $105.3 million. The Second Lien Notes were issued at a 5% original issue discount, resulting in gross proceeds of $100.0 million. After payment of transaction-related fees and expenses and commitment fees paid to the purchasers at closing of $12.5 million, we received net proceeds of $87.5 million to be used solely in connection with the ordinary course business operations and not for any acquisition of assets or businesses or other uses. The costs incurred to issue the Second Lien Notes were deferred and are included in other noncurrent assets in the consolidated balance sheet. We are amortizing the deferred financing costs, the original issue discount and the debt discount associated with the detachable stock warrants described below over the expected term of the Second Lien Notes using the effective interest method. Interest is payable quarterly through the issuance of additional Second Lien Notes until repayment of the Senior Notes and, thereafter, in cash. During 2008, we issued additional Second Lien Notes with a principal amount of $3.2 million in payment of interest accrued on the Second Lien Notes through December 27, 2008. The Second Lien Notes are secured by a second priority lien on wireless spectrum licenses with a book value of $375.8 million and pledges of shares in our material subsidiaries, subordinated to the holders of the Senior Notes.

          The Second Lien Notes are due on the maturity date of December 31, 2010 and are subordinated in right of payment to the Senior Notes. We may redeem the Second Lien Notes at any time at our option and we are required to redeem the Second Lien Notes using the proceeds from any asset sales, including sales of our wireless spectrum licenses. We are also required to offer to redeem the Second Lien Notes upon the occurrence of a change in control. Upon redemption, in addition to the principal and accrued unpaid interest thereon, we must pay additional interest based on the present value of the interest payable on the Second Lien Notes through maturity discounted to the redemption date at the then applicable U.S. Treasury rate plus 0.5%.

          The purchase agreement for the Second Lien Notes also contains the Asset Sales Condition, the Minimum Balance Condition and the Budget Condition. The implications of a failure to satisfy the Minimum Balance Condition and the Budget Condition under the Second Lien Notes purchase agreement results in similar consequences as the Senior Notes. However, under the Second Lien Notes purchase agreement, failure to satisfy the Asset Sale Condition requires us to issue additional warrants to purchase an aggregate 10.0 million shares of our common stock at an exercise price of $0.01 per share to the purchasers of the Second Lien Notes.

          In connection with the issuance of the Second Lien Notes, we issued detachable warrants to purchase an aggregate of 40.0 million shares of our common stock at an exercise price of $0.01 per share to the purchasers of the Second Lien Notes, of which warrants to purchase 30.0 million shares were issued to Avenue AIV US, L.P., an affiliate (Note 16). The warrants are immediately exercisable and expire on October 9, 2011. The grant-date fair value of the warrants of $12.4 million was recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes. We determined the grant-date fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: a stock price volatility of 50%, an expected life equal to the contractual term of the warrants and a risk-free interest rate of 1.9%.

          The requirements to redeem the Second Lien Notes upon an asset sale and a change in control constitute embedded derivatives as that term is defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the fair value of the Second Lien Notes upon issuance, and recognized subsequent changes in the fair value of the embedded derivatives against income. We measured the estimated fair value of the Second Lien Notes embedded derivatives using a probability-weighted discounted cash flow model, which includes management assumptions of the probability of occurrence of a redemption of the Second Lien Notes upon an asset sale and a change in control. The initial estimated fair value of the Second Lien Notes embedded derivatives of $0.8 million was recorded as a reduction in the carrying value of the Second Lien Notes and is reported in other long-term liabilities in the accompanying consolidated balance sheet. A change in the estimated fair value of the embedded derivatives of $0.2 million through December 27, 2008 was recognized as a charge to other income (expense) in the accompanying consolidated statements of operations.

7.5% Third Lien Subordinated Secured Convertible Notes due December 2011

          On October 9, 2008, we also issued the Third Lien Notes in the aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Preferred Stock. We did not receive any proceeds from the issuance of the Third Lien Notes. At issuance, the Third Lien Notes were recorded at their estimated fair value of $283.0 million, resulting in a $195.3 million discount, which we are amortizing over the expected term of the Third Lien Notes using the effective interest method. Interest is payable quarterly through the issuance of additional Third Lien Notes until repayment of the Senior Notes and Second Lien Notes and, thereafter, in cash. During 2008, we issued additional Third Lien Notes with a principal amount of $7.8 million in payment of interest accrued on the Third Lien Notes through December 27, 2008. The Third Lien Notes are convertible at any time at the option of the holders into shares of our common stock at a conversion rate of $11.05 per share. The Third Lien Notes are secured by a third priority lien on wireless spectrum licenses with a book value of $375.8 million and pledges of shares in our material subsidiaries, subordinated to the holders of the Senior Notes and Second Lien Notes.

          The Third Lien Notes are due on the maturity date of December 31, 2011 and are subordinated in right of payment to the Senior Notes and Second Lien Notes. We may redeem the Third Lien Notes at any time at our option and we are required to redeem the Third Lien Notes using the proceeds from any asset sales, including sales of our wireless spectrum licenses. We are also required to offer to redeem the Third Lien Notes upon the occurrence of a change in control. Only principal and accrued unpaid interest thereon is due upon redemption.

          The purchase agreement for the Third Lien Notes does not contain the Asset Sales Condition, the Minimum Balance Condition and the Budget Condition.

          The requirements to redeem the Third Lien Notes upon an asset sale and a change in control constitute embedded derivatives as that term is defined by SFAS No. 133. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the fair value of the Third Lien Notes upon issuance, and recognized subsequent changes in the fair value of the embedded derivatives against income. We measured the estimated fair value of the Third Lien Notes embedded derivatives using a probability-weighted discounted cash flow model, which includes management assumptions of the probability of occurrence of a redemption of the Third Lien Notes upon an asset sale and a change in control. The initial estimated fair value of the Third Lien Notes embedded derivatives of $9.4 million was recorded as a reduction in the carrying value of the Third Lien Notes and is reported in other long-term liabilities in the accompanying consolidated balance sheet. A change in the estimated fair value of the embedded derivatives of $1.4 million through December 27, 2008 was recognized as a charge to other income (expense) in the accompanying consolidated statements of operations.

          At December 27, 2008, we were in compliance with all of our debt covenants, except that we have not yet delivered the six-month budget required under the note purchase agreements.

          On April 1, 2009, we obtained a waiver from the holders of our Senior Notes, Second Lien Notes, and Third Lien Notes that adjusts the Minimum Balance Condition from $15 million to $5 million, waives certain events of default relating to timely delivery of a new operating budget, permits us to issue up to $25 million of indebtedness on a pari passu basis with our Second Lien Notes, and allows us to pay certain holders of our Senior Notes payment-in-kind interest at a rate of 14%.

Wireless Spectrum Lease Obligations

          Certain of our wireless spectrum lease arrangements provide for the payment of royalties based on 0.25% of gross revenues, realized on the use of the spectrum subject to a cap ranging from 100% to 150% of the annual spectrum lease payments. Additionally, our domestic wireless spectrum lease agreements require us to construct, operate and maintain wireless services so as to satisfy the FCC’s substantial service deadline by May 1, 2011. Certain agreements require us to make network connections available for the lessor’s use that are equivalent to a specified percentage of the transmission capacity created.

8.	Fair Value Measurements

          We adopted SFAS No. 157 in the first quarter of 2008. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

          The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the SFAS No. 157 fair value hierarchy:

		Fair Value Measurements at December 27, 2008 Using:

(in thousands)	Fair Value at December 27, 2008	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$60,848	$60,848	$—	$—
Auction rate securities(1)	24,870	4,072	—	20,798
Auction rate securities rights(2)	4,210	—	—	4,210
Embedded derivatives (2)	11,760	—	—	11,760

(1)	Included in restricted cash and marketable securities in the accompanying consolidated balance sheet.
(2)	Included in other noncurrent assets in the accompanying consolidated balance sheet.
(3)	Included in other long-term liabilities in the accompanying consolidated balance sheet.

          Auction Rate Securities. At December 29, 2007, we determined the fair value of our auction rate securities using quoted market prices for identical assets (Level 1 inputs). With the liquidity issues experienced in the global credit and capital markets, auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, our auction rate securities are currently not liquid. Accordingly, at December 27, 2008, we estimated the fair value of our auction rate securities using a discounted cash flow model (Level 3 inputs), which measures fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities utilized a discount rate of 7.0%, which represents an estimated market rate of return, and an estimated period until sale and/or successful auction of the security of 5 years. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty.

          Auction Rate Securities Rights. Our auction rate securities rights allow us to sell our auction rate securities at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. We have elected to measure the fair value of the auction rate securities rights under SFAS No. 159, which we believe will mitigate volatility in our reported earnings due to the inverse relationship between the fair value of the auction rate securities rights and the underlying auction rate securities. At December 27, 2008, we estimated the fair value of our auction rate securities rights using a discounted cash flow model, similar to the auction rate securities (Level 3 inputs). The discounted cash flow model utilized a discount rate of 3.4% and an estimated period until recovery of 1.5 years, which represents the period until the earliest date that we can exercise our auction rate securities rights.

          Embedded Derivatives. Our obligation to redeem the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control constitute embedded derivatives under SFAS No. 133. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the fair value of the Second Lien Notes and Third Lien Notes upon issuance, and recognized subsequent changes in the fair value of the embedded derivatives against income. We measured the estimated fair value of the Second Lien Notes and Third Lien Notes embedded derivatives using a probability-weighted discounted cash flow model. The discounted cash flow model utilizes management assumptions of the probability of occurrence of a redemption of the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control which are unobservable inputs.

          We also had obligations to pay contingent cash dividends and cash premiums upon redemption or liquidation of the Series A Preferred Stock which also constituted embedded derivatives under SFAS No. 133. Through the date that we exchanged the Series A Preferred Stock for the Third Lien Notes, we measured the fair values of these derivatives at each reporting date and any changes in the estimated fair value of the embedded derivative were recorded as a charge to other income in the consolidated statements of operations.

          The embedded derivatives in the Series A Preferred Stock were not traded on a public exchange. Accordingly, we determined the fair value of the Series A Preferred Stock embedded derivatives utilizing a binomial lattice pricing model. Certain of the inputs in the model are observable inputs such as the yield rate, risk free rate, credit spread, stock price and stock price volatility. However, the model also utilizes significant inputs related to the likelihood of the occurrence of certain events triggering redemption that are unobservable and are based upon management’s estimates (Level 3 inputs).

          The following table summarizes the activity in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

			Embedded Derivatives

(in thousands)	Auction Rate Securities	Auction Rate Securities Rights	Series A Preferred Stock	Second Lien Notes	Third Lien Notes	Total

Balance at December 29, 2007	$—	$—	$(969)	$—	$—	$(969)
Transfers to Level 3	27,254	—	—	—	—	27,254
Unrealized gains (losses) included in other income (expense), net	(4,452)	4,210	(756)	(175)	(1,441)	(2,614)
Purchases, issuances, sales, exchanges and settlements	(2,004)	—	1,725	(793)	(9,351)	(10,423)

Balance at December 27, 2008	$20,798	$4,210	$—	$(968)	$(10,792)	$13,248

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

          The following table summarizes our assets and liabilities that were measured at fair value on a nonrecurring basis during the period and their respective input levels based on the SFAS No. 157 fair value hierarchy:

		Fair Value Measurements Using:

(in thousands)	Fair Value During the Year Ended December 27, 2008	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Third Lien Notes	$283,011	$—	$—	$283,011

          In October 2008, we issued the Third Lien Notes in the aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Preferred Stock. We did not receive any proceeds from the issuance of the Third Lien Notes. At issuance, we measured the Third Lien Notes at their estimated fair value using a discounted cash flow model (Level 3 inputs). The discounted cash flow model used to determine the fair value of the Third Lien Notes utilized a discount rate of 25.5%, which represents our estimated incremental borrowing rate, including the value assigned to the detachable stock warrants and the consent fees paid to the purchasers of the Second Lien Notes which were deducted from the proceeds.

          In February 2008, the FASB issued FSP No. FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Accordingly, we have only partially adopted SFAS No. 157 and we did not apply the provisions of SFAS No. 157 to our goodwill, indefinite-lived intangible assets and other long-lived assets, including our wireless spectrum licenses, which were measured at fair value during fiscal year 2008.

Fair Value of Other Financial Instruments

          The carrying amounts of certain of our financial instruments of continuing operations, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payable to bank, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations of continuing operations are as follows:

	December 27, 2008		December 29, 2007

(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$193,474	$171,822	$298,601	$298,601
Second Lien Notes	91,505	91,505	—	—
Third Lien Notes	300,685	300,685	—	—
Wireless spectrum leases	24,419	16,445	24,799	19,481

          We determined the fair value of our Senior Notes, Third Lien Notes and wireless spectrum licenses using a discounted cash flow model with a discount rate of 25.5%, which represents our estimated incremental borrowing rate. The Third Lien Notes were measured at fair value upon issuance as described above.

9.	Business Combinations

          During the three fiscal years ended December 29, 2008, we completed the following significant business combinations which were accounted for in accordance with SFAS No. 141, Business Combinations:

Company Acquired	Date Acquired	Voting Interest Acquired	Business

Websky Argentina SA (“Websky”)	October 2007	100%	Developer and operator of wireless broadband services over licensed frequencies in Argentina
WiMax Telecom AG	July 2007	100%	Developer and operator of WiMAX networks and wireless broadband spectrum concessions in Austria, Slovakia and Croatia
IPWireless, Inc.	May 2007	100%	Developer and supplier of TD-CDMA network equipment and subscriber terminals
GO Networks, Inc.	February 2007	100%	Developer of advanced mobile Wi-Fi network solutions for service providers.
SDC Secure Digital Container AG (“SDC”)	January 2007	100%	Developer of Java music clients for mobile phones
CYGNUS Communications, Inc.	February 2006	100%	Developer of hardware products for wireless broadband services

          In addition to the business combinations listed above, we also completed two individually immaterial business combinations in each of 2007 and 2006 and, in January 2006, we acquired 51% of the equity securities of Inquam for $1.6 million. In October 2007, we acquired the remaining interest in Inquam for a cash payment of $0.9 million and the assignment to the selling shareholder of a $2.1 million receivable of Inquam. Additionally, in connection with the acquisition, Inquam agreed to provide certain project management and support services with an implied total value of $0.6 million to a subsidiary of the selling shareholder for a period of up to two years.

          We initially acquired a 65% ownership interest in WiMax Telecom AG in July 2007. In connection with the acquisition, we were granted an exclusive and irrevocable call option and the remaining minority shareholders were granted an exclusive and irrevocable put option for the shares held by the remaining minority shareholders for 3.6 million Euros. We exercised our call option in December 2007 for $5.2 million. Based on the guidance provided by EITF Issue No. 00-4, Majority Owner’s Accounting for a Transaction in the Shares of Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in That Subsidiary, we treated the WiMax Telecom put/call option as a derivative contract that is viewed on a combined basis with the minority interest and accounted for the derivative as a financing of our acquisition of the minority interest in WiMax Telecom. Accordingly, we consolidated 100% of WiMax Telecom from the acquisition date. At acquisition, we recognized a liability for the fair value of the derivative of $4.5 million which was included in the determination of the purchase price of WiMax Telecom. We accreted $0.3 million in imputed interest on the liability to interest expense during the year ended December 29, 2007.

          Our primary reasons for entering into these acquisitions were to accelerate our time-to-market and growth plans for embedded multimedia software products and services, expand our product portfolio to incorporate WiMAX and/or Wi-Fi technologies, and complement our WiMAX product line with wide-area and local-area wireless broadband services using stand-alone or integrated Wi-Fi/WiMAX solutions that utilize both licensed and license-exempt spectrum. As previously described, in the second half of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses, including IPWireless, GO Networks and Cygnus, and will, among other things, divest our WiMax Telecom and Websky businesses.

          Our consolidated financial statements include the operating results of each business from their respective dates of acquisition, except for Cygnus and its subsidiaries which were already included in the consolidated financial statements from the date of our inception (April 13, 2005) through the date of acquisition in February 2006 as we were deemed to be the primary beneficiary during that time in accordance with FIN No. 46(R).

95

Purchase Price

          The total purchase price of our acquisitions was as follows:

(in thousands)	IPWireless	WiMax Telecom	SDC	GO Networks	Websky	Immaterial Acquisitions	Total

2007 Acquisitions
Cash, including closing costs	$23,870	$14,321	$19,110	$15,795	$13,229	$5,715	$92,040
Fair value of common stock issued	66,145	—	—	—	—	—	66,145
Contingent purchase consideration paid in cash and through the issuance of common stock subsequent to closing	51,594	—	—	223	1,875	—	53,692
Debt assumed and paid at closing	—	5,825	—	1,338	—	259	7,422
Less cash acquired	(3,768)	(676)	(1,340)	(462)	(13)	(149)	(6,408)

Total purchase price	$137,841	$19,470	$17,770	$16,894	$15,091	$5,825	$212,891

	CYGNUS	Immaterial Acquisitions	Total

2006 Acquisitions
Cash, including closing costs	$18,198	$9,039	$27,237
Conversion of convertible preferred stock into common stock	1,884	—	1,884
Membership interest issued	1,558	—	1,558
Fair value of stock options exchanged	904	—	904
Debt assumed	—	320	320
Accumulated CYGNUS losses while consolidated in accordance with FIN 46(R)	(8,550)	—	(8,550)
Less cash acquired	(4,190)	(49)	(4,239)

Total purchase price	$9,804	$9,310	$19,114

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

Purchase Price Allocation

          Under the purchase method of accounting, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the respective dates of acquisition in accordance with SFAS No. 141 as follows for our acquisitions:

(in thousands)	2007 Acquisitions(1)	2006 CYGNUS

Accounts receivable	$14,671	$196
Inventory	5,792	—
Deferred contract costs	1,687	—
Prepaid and other current assets	3,195	511
Property and equipment	9,034	704
Wireless spectrum licenses	45,969	—
Intangible assets	76,516	1,790
In-process research and development	12,060	1,890
Goodwill	122,108	5,066
Other noncurrent assets	505	1,039
Accounts payable and other current liabilities	(41,070)	(613)
Deferred revenue	(13,449)	—
Provision for loss contract	(13,440)	—
Long-term obligations and deferred credits	(16,512)	(779)

Total purchase price	$207,066	$9,804

(1)	Includes only the individually significant acquisitions listed in the purchase price table above.

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

Purchased Intangible Assets and In-Process Research and Development

          The amounts allocated to purchased intangible assets and in-process research and development and their respective amortizable lives are as follows:

(dollars in thousands)	Weighted Average Life (in Years)	2007 Acquisitions(1)	Weighted Average Life (in Years)	2006 CYGNUS

Purchased technology	7.0	$58,090	7.0	$1,680
Purchased trade names and trademarks	6.0	9,270	5.0	110
Non-compete agreements	2.6	1,620	—	—
Purchased customer base	6.6	7,536	—	—
In-process research and development	none	12,060	none	1,890

		$88,576		$3,680

(1)	Includes only the individually significant acquisitions listed in the purchase price table above.

          The fair values assigned to purchased technology and purchased in-process research and development were determined by applying the income approach using the excess earnings methodology which involves estimating the future discounted cash flows to be derived from the currently existing technologies. The purchased trade names and trademarks were valued using the income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them. The fair values assigned to the purchased customer base existing on the acquisition date was determined by applying the income approach using the excess earnings methodology based upon estimated future discounted cash flows attributable to revenues projected to be generated from those customers. The non-compete agreements were valued using the with-and-without method, based on the present value of cash flows associated with the savings due to having the agreements in place.

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

Contingent Purchase Consideration

          At December 29, 2007, we accrued $51.6 million in additional purchase consideration payable to the selling shareholders of IPWireless as a result of the achievement of certain product shipment milestones in 2007 as specified in the acquisition agreement. In March 2008, we paid $50.0 million of the total amount accrued, of which $4.4 million was paid in cash and $45.6 million was paid through the issuance of approximately 9.0 million net shares of our common stock. The remaining $1.6 million of accrued additional purchase consideration is anticipated to be paid during fiscal 2009. We have allocated the additional purchase consideration to goodwill.

          The acquisition agreement provided for additional purchase consideration of up to $24.2 million and $53.3 million to be paid to the selling shareholders of IPWireless subject to the achievement of certain product shipment milestones in 2008 and 2009, respectively. The product shipment milestone for 2008 was not achieved and, as a result of the sale of IPWireless, the milestone for 2009 will be not achieved.

Pro Forma Results

          The following unaudited pro forma financial information assumes that the acquisitions of IPWireless, SDC, GO Networks and WiMax Telecom occurred at the beginning of fiscal 2007 and 2006, respectively. The unaudited pro forma financial information does not reflect any other acquisitions, as the effects of those acquisitions were not significant on an individual basis or in the aggregate. These unaudited pro forma financial results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions occurred on these dates, or of future results of operations.

	Years Ended

	December 29, 2007	December 30, 2006

(in thousands, except per share amounts)	(Unaudited)
Pro Forma Amounts:
Revenues from continuing operations	$36,328	$26,398
Revenues from discontinued operations	26,677	5,133
Net loss from continuing operations	(127,554)	(67,493)
Net loss applicable to common shares from continuing operations, including preferred stock dividends and costs	(148,574)	(67,493)
Loss from discontinued operations, net of income tax benefit	(228,681)	(146,124)
Net loss	(356,235)	(213,617)
Net loss applicable to common shares	(377,255)	(213,617)
Net loss per common share – basic and diluted:
Continuing operations, including preferred stock dividends and costs	$(1.61)	$(0.76)
Discontinued operations	$(2.48)	$(1.63)
Net loss per common share – basic and diluted	$(4.09)	$(2.39)

          The pro forma amounts above include interest expense on debt assumed that is calculated using our effective borrowing rate at the date of acquisition and nonrecurring charges for in-process research and development of $12.1 million for the years ended December 29, 2007 and December 30, 2006.

10.	Income Taxes

          Our loss from continuing operations before provision for income taxes and minority interest is as follows:

	Years Ended

(in thousands)	December 27, 2008	December 29, 2007	December 30, 2006

United States	$(98,423)	$(114,720)	$(72,520)
Foreign	(8,405)	(12,621)	6,022

	$(106,828)	$(127,341)	$(66,498)

          Our income tax provision (benefit), solely from continuing operations, is as follows:

	Years Ended

(in thousands)	December 27, 2008	December 29, 2007	December 30, 2006

Current income tax expense (benefit):
Federal	$—	$—	$(265)
State	30	35	10
Foreign	668	1,022	150

Total current income tax expense (benefit)	698	1,057	(105)

Deferred income tax benefit:
Federal	—	—	—
State	(2,189)	—	—
Foreign	215	204	—

Total deferred income tax benefit	(1,974)	204	—

Total provision (benefit) for income taxes	$(1,276)	$1,261	$(105)

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

          The tax effects of the major items recorded as deferred income tax assets and liabilities for continuing operations are as follows:

(in thousands)	December 27, 2008	December 29, 2007

Current deferred income tax assets:
Deferred revenue	$6,519	$14,485
Other current reserves and accruals	5,589	5,577

Total current deferred income tax assets	12,108	20,062

Noncurrent deferred income tax assets:
Net operating losses	230,355	167,904
Research and experimentation and other credit carryforwards	—	646
Capitalized start-up expenses	83,734	53,672
Capitalized research and experimentation expenditures	4,084	30,432
Other noncurrent reserves and accruals	42,087	13,601

Total noncurrent deferred income tax assets	360,260	266,255

Total current and noncurrent deferred income tax assets	372,368	286,317

Noncurrent deferred income tax liabilities:
Fixed assets and other intangible assets	(4,915)	(31,332)
Intangible assets not subject to amortization	(93,173)	(103,061)
Debt discount	(71,593)	—

Total noncurrent deferred income tax liabilities	(169,681)	(134,393)
Valuation allowance	(295,764)	(254,059)

Net deferred income tax liability	$(93,077)	$(102,135)

          Reconciliations of the U.S. federal statutory income tax rate to the effective tax rate for continuing operations are as follows:

	Years Ended

(in thousands)	December 27, 2008	December 29, 2007	December 30, 2006

U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal effect	—	—	—
Effect of non-consolidated affiliates	—	—	—
In-process research and experimentation	—	—	0.9
Foreign tax rate differential	0.9	0.2	0.5
Increase in valuation allowance	33.8	31.2	30.2
Other	(0.9)	4.6	3.2

Effective tax rate	(1.2)%	1.0%	(0.2)%

          As of December 27, 2008, our U.S. operations are included in a consolidated federal income tax return. The amount of current and deferred income tax expense is computed on a separate entity basis for each member of the group based on applying the principles of SFAS 109. Prior to the corporate conversion transaction on November 13, 2006, the assets and liabilities of NextWave Wireless Inc. were recorded on the balance sheet of NextWave Wireless LLC, which was classified as a partnership for U.S. federal and state income tax purposes. Therefore, NextWave Wireless LLC’s income or loss generally was not subject to federal or state income tax or benefit at the entity level. Accordingly, our 2006 provision for income taxes consists of the aggregate of income tax or benefit generated by its corporate subsidiaries, without including taxes or benefit on income or loss of NextWave Wireless LLC. Foreign taxes are recorded on a separate entity level based on applicable jurisdictional income tax rates.

          As of December 27, 2008, we had approximately $514.7 million in federal net operating losses that will begin to expire in 2018. As of December 27, 2008, we had approximately $4.5 million and $75.2 million in state and foreign net operating loss carryforwards, respectively, that will begin to expire in 2009. Utilization of certain net operating loss carryforwards and foreign tax credits are subject to an annual limitation due to the ownership change limitations provided by

Internal Revenue Code Section 382 and similar state provisions. In addition, we have a limited history of operations and are uncertain at this time whether we will be able to utilize these carryforwards.

          We increased our federal, state and foreign valuation allowance during 2008 by $41.7 million, from $254.1 million to $295.8 million, due to the increase in our net deferred tax asset balance. The increase consists of $173.1 million related to the valuation allowance for amounts recorded as loss from operations offset by a reduction in the valuation allowance that occurred as a result of the amortization of the discount on the Third Lien Notes. This discount will reduce over time and did not have any impact on the total tax provision or tax rate.

          In 2008, in accordance with SFAS No. 142, a deferred income tax liability for U.S. and state and local income taxes of $93.2 million, related to intangible assets with an indefinite life, was not netted against deferred tax assets when establishing the above valuation allowance. The valuation allowance as of December 27, 2008 and December 29, 2007 is attributable to deferred tax assets related primarily to income tax loss carryforwards, mostly in the U.S., including certain states, as well as start-up costs and other net deferred tax assets, for which it is more likely than not that the related tax benefits will not be realized. It is our policy that the valuation allowance is decreased or increased in the period management determines that it is more likely than not that the deferred tax assets will be realized or not.

          At December 27, 2008, we had undistributed foreign earnings of $2.1 million, which we intend to be permanently reinvested and, accordingly, a deferred income tax liability has not been established on those earnings.

          We adopted FIN 48, Accounting for Uncertainty in Income Taxes, on December 31, 2006, the beginning of fiscal year 2007. As of December 27, 2008, we did not have any unrecognized tax benefits or related accrued interest or penalties and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. Our policy for recording interest and penalties on any unrecognized tax benefits in the event such unrecognized benefits arise in future reporting periods will be to record any interest and penalty amounts in income tax expense.

          The adoption of FIN 48 did not have an effect on our effective income tax rate for the fiscal year ended December 27, 2008 as no unrecognized tax benefits were generated during the year. We do not believe that we will generate any material unrecognized tax benefits within the next 12 months. Since we did not have any unrecognized tax benefits as of December 27, 2008 or December 29, 2007, and because management believes that we will not generate any material unrecognized tax benefits within the next 12 months, a tabular reconciliation as prescribed by paragraph 21(a) of FIN 48 has not been prepared.

          We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. The Internal Revenue Service has contacted the company stating that the U.S. federal tax return for the 2006 fiscal year may be selected for examination. As of December 27, 2008, we were not subject to any state, local, or non-U.S. income tax examinations by tax authorities for the current or any prior reporting periods.

11.	Commitments and Contingencies

Services and Other Agreements

          We have entered into various services and related agreements that contain provisions for certain minimum commitments. Amounts paid by continuing operations under these contracts, which expire on various dates through 2011, totaled $5.6 million, $8.3 million and $1.3 million during the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively. At December 27, 2008, estimated future minimum payments due under the terms of these agreements are as follows:

(in thousands)	Continuing Operations	Discontinued Operations	Total

Fiscal Years:
2009	$6,666	$4,341	$11,007
2010	—	262	262
2014 and Thereafter	—	8,153	8,153

Total	$6,666	$12,756	$19,422

Operating Leases

          We lease office and research facilities, cell sites and certain office equipment under non-cancelable operating leases expiring on various dates through 2015. We recognize rent expense on a straight-line basis over the respective lease terms. As a result, any differences between recognized rent expense and required upfront rental payments upon execution that reduce future rental payments is recorded as unapplied prepaid rent and any difference between rent expense and rent payments that are reduced by cash or rent abatements is recognized as deferred rent. At December 27, 2008, unapplied prepaid rent of continuing operations totaled $0.6 million and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet and deferred rent of continuing operations totaled $2.0 million, of which $0.4 million is included in other current liabilities and $1.6 million is included in long-term liabilities in the accompanying consolidated balance sheet.

          Certain commitments have renewal options extending through the year 2031. One of the facility lease agreements requires a $1.4 million letter of credit which will be reduced gradually until termination of the lease in 2012. Rent expense under operating leases of or guaranteed by continuing operations was $10.0 million, $8.5 million and $5.8 million for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively. Sublease income totaled $41,000, $0.3 million and $1.7 million for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively.

          Future minimum lease payments under non-cancelable operating leases at December 27, 2008 are as follows:

(in thousands)	Continuing Operations (1)	Discontinued Operations	Total

Fiscal Years:
2009	$6,822	$1,105	$7,927
2010	6,049	297	6,346
2011	5,018	9	5,027
2012	2,164	9	2,173
2013	596	9	605
Thereafter	—	64	64

	$20,649	$1,493	$22,142

(1)

Included in the future lease obligations of continuing operations is a $13.7 million lease obligation related to a facility occupied primarily by our discontinued semiconductor business but guaranteed by our continuing operations.

Legal Proceedings

          On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc., Allen Salmasi, George C. Alex and Frank Cassou, Defendants”, was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suits allege that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, between November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act.

          On September 24, 2008, a shareholder derivative suit captioned Kevin Wailes, derivatively on behalf of NextWave Wireless Inc., Plaintiff, v. Allen Salmasi, William J. Jones, James C. Brailean, Frank A. Cassou, Kevin M. Finn, Roy D. Berger, R. Andrew Salony, George C. Alex, Douglas F. Manchester, Jack Rosen, Robert T. Symington, William H. Webster, David B. Needham, and Kenneth Stanwood, Defendants, and NextWave Wireless Inc., Nominal Defendant”, was filed in the Superior Court for the State of California, County of San Diego, on behalf of NextWave against certain of our officers and directors. The suit also named NextWave as a nominal defendant. Based on allegations substantially similar to the federal securities actions, the suit asserted claims for defendants’ alleged violations of state law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code between March 2007 and the present. The suit sought the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. On January 23, 2009, the case was dismissed without prejudice.

          We were notified on July 11, 2008 that the former stockholders of GO Networks have filed a demand for arbitration in connection with the February milestone. In the demand, the stockholder representative has claimed that we owe compensation to the former stockholders of GO Networks on the basis of GO Networks purportedly having partially achieved the February milestone under the acquisition agreement. The stockholder representative seeks damages of $10.4 million. Further, on December 5, 2008, the stockholder representative amended his demand and added claims pertaining to the August milestone. In the claims, the stockholder representative asserts, among other claims, that we acted in bad faith in a manner that prevented the achievement of the milestone, and he seeks damages of $12.8 million in connection with these additional claims. We dispute that the February milestone has been met and deny any wrongdoing with respect to the August milestone. The dispute will be administered and heard in accordance with procedures set forth by the International Centre for Dispute Resolution, a division of the American Arbitration Association. We submitted our Statement of Defense on August 25, 2008 and an Amended Statement of Defense on January 6, 2009. A three member arbitration panel has been constituted and the panel has issued a Procedural Order establishing dates and parameters for discovery and the arbitration hearing.

          On February 20, 2009, Arden Realty Limited Partnership (“Arden”) filed a complaint in California State Superior Court for the County of San Diego against us alleging breach of two written lease agreements for commercial property. Arden seeks damages in the amount of $2.5 million and $1.4 million, respectively, for the alleged breaches, as well as interest, attorneys’ fees, etc. We are in the process of retaining counsel and intend to file a responsive pleading. At December 27, 2008, we recorded a $0.9 million liability for our estimate of the potential loss.

          We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of December 27, 2008, other than the Arden matter described above, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact results of operations.

Guarantees and Indemnifications

          We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of December 27, 2008.

          NextWave Wireless Inc. has irrevocably and unconditionally guaranteed two of the obligations of our GO Networks subsidiary: GO Networks’ loan from Silicon Valley Bank, with a principal balance of $1.3 million as of December 27, 2008, and up to $2.0 million of the amounts due from our GO Networks Ltd. subsidiary in Israel to its contract manufacturer, Flextronics Ltd. In December 2008, we settled our guarantee with Flextronics and agreed to pay $1.5 million to Flextronics in six equal monthly installments through May 2009. We have included these liabilities in the liabilities of our continuing operations in the accompanying consolidated balance sheet.

Other

          On October 7, 2008, we received a Nasdaq Staff Deficiency Letter indicating that because our common stock has closed below the minimum $1.00 per share for the last 30 consecutive business days, we fail to comply with the requirement for continued listing as set forth in Marketplace Rule 4450(a)(5) (the “Rule”). On October 22, 2008, we received an updated Nasdaq Staff Deficiency Letter providing an extension of the time period to correct the deficiency. In accordance with Marketplace Rule 4450(e)(2), if, at any time before July 10, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide us with written notification that we have achieved compliance with the Rule. If we do not regain compliance with the Rule by July 10, 2009, we anticipate that Nasdaq will provide written notification to us that our securities will be delisted.

12.	Series A Senior Convertible Preferred Stock and Stockholders’ Equity

          At December 27, 2008, we had the following common shares reserved for future issuance upon the exercise or issuance of the respective equity instruments:

(in thousands)
Third Lien Notes	43,988
Stock options:
Granted and outstanding	16,259
Available for future grants	16,489
Warrants	41,936

118,672

          On March 28, 2007, we issued and sold 355,000 shares of our Series A Preferred Stock at a price of $1,000 per share. The Series A Preferred Stock was issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933. We received $351.1 million in net proceeds from the sale of the Series A Preferred Stock to be used to fund operations, accelerate the development of new wireless technologies, expand our business and enable strategic acquisitions. On October 9, 2008, we issued our Third Lien Notes in an aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Preferred Stock.

          Costs incurred to issue our Series A Preferred Stock were deferred and recorded as a reduction to the reported balance of the preferred stock in the consolidated balance sheet. The costs were being accreted using the effective interest method through the mandatory redemption date of the Series A Preferred Stock. In accordance with EITF Issue No. D-98, Classification and Measurement of Redeemable Securities, the resulting increases from the accretion of the issue costs and accrued dividends on the preferred stock are charged against additional paid-in capital and increase the loss applicable to common stockholders in the calculation of loss per common share. Upon the exchange of the Series A Preferred Stock for our Third Lien Notes in October 2008, the remaining unaccreted costs were charged against additional paid-in capital.

          Holders of the Series A Preferred Stock were entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. We accrued for $22.8 million and $20.8 million in undeclared dividends during fiscal year 2008 through the date of the exchange and fiscal year 2007, respectively.

          Our obligations to pay contingent cash dividends and cash premiums upon redemption or liquidation of the Series A Preferred Stock constituted embedded derivatives under SFAS No. 133, the initial estimated fair values of which aggregated $0.2 million, and were recorded as long-term liabilities in the consolidated balance sheet, reducing the carrying value of the Series A Preferred Stock. We performed a final valuation of the Series A Preferred Stock embedded derivatives as of the exchange date. At October 9, 2008 and December 29, 2007, the estimated fair values of the embedded derivatives totaled $1.7 million and $1.0 million, respectively. The change in the estimated fair value of the embedded derivatives of $0.7 million and $0.8 million during fiscal year 2008 through the date of the exchange and fiscal year 2007, respectively, was recorded as a charge to other income (expense) in the accompanying consolidated statements of operations.

          Upon exchange, the aggregate liquidation preference of the Series A Preferred Stock was $398.6 million and unaccreted issue costs were $3.6 million, for a net carrying value of $395.0 million. The difference between the fair value of the Third Lien Notes at issuance, the net carrying value of the Series A Preferred Stock at exchange and the fair value of the Series A Preferred Stock embedded derivatives at exchange of $104.3 million has been recorded as an increase to additional paid-in capital and is reported in the accompanying consolidated statement of operations as a reduction in the net loss applicable to common shares.

13.	Equity Compensation Plans

          During the year ended December 27, 2008, we had six share-based compensation plans that provide for awards to acquire shares of our common stock.

          In February 2007, concurrent with our acquisition of GO Networks Inc., we established the GO Networks, Inc. Employee Stock Bonus Plan whereby participants may receive up to an aggregate of $5.0 million payable in shares of our common stock, valued at the time of issuance, upon the achievement of certain product shipment milestones and the continued employment of the participant and certain designated GONetworks employees. The product shipment milestones were not achieved in 2008 and, accordingly, no bonuses have been earned under the plan.

          In May 2007, concurrent with our acquisition of IPWireless, Inc., we established the IPWireless, Inc. Employee Stock Bonus Plan whereby participants may receive up to an aggregate of $7.0 million in shares of our common stock, valued at the time of issuance, payable upon the achievement of certain revenue milestones in 2007 through 2009 and the continued employment of the participant. The 2007 milestone under the plan was achieved in full and, accordingly, during the year ended December 29, 2007, we recognized $3.1 million of share-based compensation expense representing the bonus amount earned. In March 2008, we issued 320,698 net shares of our common stock in payment of the bonus. In connection with our December 2008 sale of a controlling interest in IPWireless (Note 2), the employees of IPWireless waived any continuing rights under the plan and, accordingly, no further bonuses are due and payable.

          At December 27, 2008, we may issue up to an aggregate of 32,748,000 shares of common stock under our equity compensation plans, of which 16,259,000 shares are reserved for issuance upon exercise of granted and outstanding options and 16,489,000 shares are available for future grants.

          The following table summarizes stock option activity during the year ended December 27, 2008:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 29, 2007	20,842	$7.10
Granted	3,514	$5.18
Exercised	(346)	$5.02
Canceled	(7,751)	$7.14

Outstanding at December 27, 2008	16,259	$6.71	6.3	$—

Exercisable at December 27, 2008	11,329 (1)	$6.81	5.3	$—

(1)	Options issued under the NextWave Wireless Inc. 2005 Stock Incentive Plan are exercisable prior to the vesting date.

          The following table summarizes the unvested stock option activity during the year ended December 27, 2008:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share

Unvested at December 29, 2007	14,029	$2.79	(1)
Granted	3,514	$2.80
Vested	(5,596)	$2.45	(1)
Canceled	(6,153)	$3.01	(1)

Unvested at December 27, 2008	5,794	$2.63	(1)

(1)

The weighted average grant date fair value per share includes options granted prior to January 1, 2006 which have no grant date fair value assigned as we adopted the provision of SFAS No. 123(R) using the prospective transition method, whereby we continue to account for unvested equity awards to employees outstanding at December 31, 2005 using APB Opinion No. 25, and apply SFAS No. 123(R) to all awards granted or modified after that date.

          We received cash from the exercise of stock option under these plans of $1.7 million, $2.2 million and $1.5 million, with no related tax benefits, during the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively. The intrinsic value of options exercised during the years ended December 27, 2008, December 29, 2007 and December 30, 2006, totaled $0.4 million, $1.4 million and $53,000, respectively.

Employee Share-Based Compensation

          We utilized the Black-Scholes valuation model for estimating the grant or conversation date fair value of stock awards to employees during the three years ended December 27, 2008 with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Grant- Date Fair Value of Options Granted

Year Ended December 27, 2008
Options for NextWave Wireless Inc. Common Stock	1.98%-3.47%	3.5-10	53%	0%	$2.80
Year Ended December 29, 2007
Options for NextWave Wireless Inc. Common Stock	3.09%-4.99%	3.5-5.5	50%	0%	$3.37
Options for NextWave Wireless Inc. Common Stock Issued upon Conversion of PacketVideo Plan(1)	4.65%-4.98%	0-3.8	50%	0%	$6.12
Year Ended December 30, 2006
Options for NextWave Wireless Inc. Common Stock	4.36%-5.11%	1.5-5.5	50%	0%	$2.59
Options for NextWave Wireless, Inc. Common Stock Issued upon Conversion of Cygnus Plan (2)	4.62%-5.03%	0-4.7	50%	0%	$7.51
Options for Cygnus Communications, Inc. Common Stock (3)	4.35%-4.39%	2.5-5.9	50%	0%	$2.61
Options for PacketVideo Common Stock	4.36%-5.11%	2.5-5.5	50%	0%	$0.42

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

          The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. We determine the expected award life based on our historical experience and the expected award lives applied by certain of our peer companies to determine the expected life of each grant. We determine expected volatility based primarily on our historical stock price volatility. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends on our common stock.

          We assumed annualized forfeiture rates of 10%, 14% and 10% for our options granted during the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively, based on a combined review of the forfeiture rates applied by peer companies and our historical pre-vesting forfeiture and employee turnover data. Under the true-up provisions of SFAS No. 123(R), we will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

          We recognized employee share-based compensation expense from stock options of $11.9 million, $6.7 million and $2.8 million for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively, under the provisions of SFAS No. 123(R). Total compensation cost of options granted to employees since January 1, 2006, but not yet vested as of December 27, 2008, was $23.1 million, which is expected to be recognized over a weighted average period of 3.2 years.

          In addition to the employee share-based compensation expense resulting from stock options, in May 2007, we recognized share-based compensation expense of $2.3 million from the issuance of approximately 251,000 shares of our common stock to certain employees as additional compensation in lieu of annual cash bonuses.

Non-Employee Share-Based Compensation

          We issue stock options, warrants and restricted stock to certain strategic advisors. The following table summarizes the non-employee stock options and warrants activity during the year ended December 27, 2008 which are excluded from the tables above:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)

Outstanding at December 29, 2007	847	$6.94
Granted	13	$5.02

Outstanding at December 27, 2008	860	$6.91	4.3	$—

Exercisable at December 27, 2008	836	$6.93	4.1	$—

          The following table summarizes the unvested non-employee stock options and warrants activity during the year ended December 27, 2008:

(in thousands)	Number of Shares

Unvested at December 29, 2007	208
Granted	13
Vested	(131)

Unvested at December 27, 2008	90

          The fair value assigned to the vested increments of these awards was estimated at the date of vesting and, for the unvested increments, at the respective reporting date, using the Black-Scholes option-pricing model with the following assumptions:

	Options	Warrants	Restricted Common Shares

Year ended December 27, 2008:
Risk-free interest rate	1.35%-4.21%	N/A	N/A
Contractual term (in years)	7.6-9.9	N/A	N/A
Weighted average expected stock price volatility	53%	N/A	N/A
Expected dividend yield	0%	N/A	N/A
Weighted average fair value of awards	$1.59	N/A	N/A
Year ended December 29, 2007:
Risk-free interest rate	3.83%-5.14%	4.16%	3.21%-4.95%
Contractual term (in years)	6.0-9.9	3.0	0.5-4.0
Weighted average expected stock price volatility	50%	50%	50%
Expected dividend yield	0%	0%	0%
Weighted average fair value of awards	$3.56	$4.33	$1.96
Year ended December 30, 2006:
Risk-free interest rate	4.54%-4.79%	4.58%-4.68%	4.57%-4.78%
Contractual term (in years)	6.0-9.9	3.0-4.0	0.1-3.9
Expected stock price volatility	50%	50%	50%
Expected dividend yield	0%	0%	0%
Weighted average fair value of awards	$7.24	$4.42	$5.42

          The fair value of the unvested increments will be remeasured at the end of each reporting period until vested, when the final fair value of the vesting increment is determined.

          Share-based compensation expense from non-employee stock options, warrants and restricted shares totaled $1.0 million, $1.8 million, and $0.8 million during the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively.

          Under an advisory services agreement, an advisor earned warrant exercise credits totaling $3.0 million. The warrant exercise credits may be used only as credits against the exercise price of the warrants. We recognized stock compensation expense related to the warrant exercise credits of $0.7 million, $1.0 million and $1.0 million during the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively.

14.	Supplemental Cash Flow Information

          Supplemental disclosure of cash flow information, including discontinued operations, is as follows:

	Years Ended

(in thousands)	December 27, 2008	December 29, 2007	December 30, 2006

Cash paid for income taxes	$270	$602	$124
Cash paid for interest	45,771	25,291	—

Noncash investing and financing activities:
Equity interests issued for business acquisitions	36,499	74,522	—
7.5% Third Lien Notes issued in exchange for Series A Preferred Stock	394,985	—	—
Fair value of warrants issued in connection with the issuance of 7.5% Third Lien Notes	12,423	—	—
Fair value of warrants issued in connection with the issuance of 7% Senior Secured Notes	—	—	24,626
Wireless spectrum licenses acquired with debt and lease obligations	8,636	5,569	4,039
Membership interests issued for business acquisition	—	—	1,558

15.	Segment and Geographic Information

          SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, provides public business enterprises with standards for reporting information about operating segments in annual and interim financial reports, including disclosures of profit or loss and total assets for each reportable segment.

          During 2007, after a series of acquisitions, we reorganized our businesses into four reportable segments on the basis of products, services and strategic initiatives. As described in Note 1, as a result of the implementation of our global restructuring initiative, we have divested our Networks segment, and will divest our Semiconductor segment and our WiMax Telecom business, either through sale, dissolution or closure. Accordingly, we have reported the results of operations for our entire Networks and Semiconductor segments and our WiMax Telecom business, which was included in our Strategic Initiatives segment, as discontinued operations for all periods presented. Our two continuing reportable segments are as follows:

•	Multimedia– device-embedded multimedia software, media content management platforms, and content delivery services delivered through our PacketVideo subsidiary.

•	Strategic Initiatives– manages our portfolio of worldwide licensed wireless spectrum assets.

          Prior to 2007, we operated in one reportable segment, a wireless technology business focused on developing, acquiring and marketing next-generation mobile broadband and wireless multimedia products and technologies. Segment information for 2006 has not been provided as it would be impracticable to do so.

          We evaluate the performance of our segments based on revenues and loss from operations excluding depreciation and amortization. Operating expenses include research and development, and selling, general and administrative expenses that are specific to the particular segment and an allocation of certain corporate overhead expenses. Certain income and charges are not allocated to segments in our internal management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include investment income on corporate investments and interest expense related to the Senior Notes, Second Lien Notes and Third Lien Notes and the change in the fair value of the embedded derivatives on the Series A Preferred Stock, Second Lien Notes and Third Lien Notes, all of which were deemed not to be directly related to the businesses of the segments. We have no intersegment revenues.

          Financial information for our continuing reportable segments for the years ended December 27, 2008 and December 29, 2007 is as follows:

(in thousands)	Multimedia	Strategic Initiatives	Other or Unallocated	Discontinued Operations	Consolidated

Year Ended December 27, 2008
Revenues from external customers	$63,009	$—	$—	$—	$63,009
Income (loss) from operations	(5,485)	55,887	(58,580)	—	(8,178)
Significant non-cash and non-recurring items included in loss from operations above:
Depreciation and amortization expense	6,179	9,747	4,050	—	19,976
Restructuring charges	204	—	7,378	—	7,582
Asset impairment charges	—	—	6,837	—	6,837
Total assets	73,383	520,377	102,930	60,820	757,510
Intangible assets and goodwill included in total assets	57,505	519,071	81	36,094	612,751
Year Ended December 29, 2007
Revenues from external customers	$36,328	$—	$—	$—	$36,328
Loss from operations	(24,765)	(10,661)	(60,685)	—	(96,111)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	4,983	6,294	3,947	—	15,224
Purchased in-process research and development costs	860	—	—	—	860
Total assets	84,011	588,154	268,678	317,895	1,258,738
Intangible assets, goodwill and spectrum deposits included in total assets	63,479	607,901	709	235,276	907,365

Geographic Information

          Revenues by geographic area for our continuing operations are as follows:

	Years Ended

(in thousands)	December 27, 2008	December 29, 2007	December 30, 2006

Revenues from customers located in:
United States	$26,610	$24,853	$16,511
Asia Pacific	20,644	7,255	4,657
Europe	14,422	3,890	2,459
Rest of the world	1,333	330	657

Total revenues	$63,009	$36,328	$24,284

          Long-lived assets for our continuing operations, which consist of property and equipment, non current deposits and prepaid assets, and an investment in an unconsolidated business, by country are as follows:

(in thousands)		December 27, 2008	December 29, 2007

United States		$9,716	$19,014
Asia-Pacific		1,002	766
Europe		524	486
Rest of the world		146	174

Total long-lived assets		$11,388	$20,440

Concentration of Risks

          A significant portion of our revenues are concentrated with a limited number of customers within the wireless telecommunications market. For the year ended December 27, 2008, revenues from three customers in our Multimedia segment accounted for 38%, 17% and 14%, respectively, of our revenues from continuing operations. For each of the years ended December 29, 2007 and December 30, 2006, revenues from one customer in our Multimedia segment accounted for 64% of our revenues from continuing operations.

          Aggregated accounts receivable from two customers accounted for 38% and 27% of total gross accounts receivable of continuing operations at December 27, 2008 and three customers accounted for 35%, 17% and 16%, respectively, of total gross accounts receivable held by continuing operations at December 29, 2007. No other single customer accounted for 10% or more of revenues from continuing operations during the three fiscal years ended December 27, 2008 or gross accounts receivable held by continuing operations at December 27, 2008 or December 29, 2007.

          We maintain our cash and cash equivalents in accounts which, at times, exceed federally insured deposit limits. We have not experienced any losses in these accounts and believe we are not exposed to any significant credit risk on these accounts.

          In addition to our U.S. operations, we conduct business through international subsidiaries, primarily located in Europe and Asia. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the Euro, Swiss Franc and Japanese Yen exchange rates. Additionally, a portion of our sales to customers located in foreign countries, specifically certain sales by our PacketVideo subsidiary, are denominated in Euros, which subjects us to foreign currency risks related to those transactions.

16.	Related Party Transactions

          As described in Note 2, on December 24, 2008, we sold a controlling interest in our IPWireless subsidiary to IPW Holdings and an affiliate of IPW Holdings, for an upfront cash payment of approximately $1.1 million, plus future cash payments of up to $0.5 million for reimbursement of transaction-related expenses. IPW Holdings was formed by the senior management team of IPWireless, including Dr. William Jones, PhD. Dr. Jones resigned from his positions as a member of our board of directors and the chief executive officer of our NextWave Networks Products division concurrent with the closing of the sale. The terms of the sale were approved by an independent committee of our board of directors, which was advised by financial advisors in connection with the structure of the transaction and the fairness of the consideration.

          We have entered into a binding commitment letter with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman and Chief Executive Officer, to provide up to $15 million in working capital financing. Our ability to access such funding remains subject to conditions including the completion of definitive documentation to the satisfaction of all parties. As a condition to such commitment we agreed to pay a commitment fee of $750,000 to Navation, Inc. and, upon the initial borrowing under such facility, we will issue to the lenders thereunder warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share.

          Of the Second Lien Notes issued in October 2008, Second Lien Notes in the aggregate principal amount of $78.9 million were purchased by Avenue AIV US, L.P., an affiliate of Avenue Capital Management II, L.P. (“Avenue Capital”). Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. The issuance of the Second Lien Notes and related transactions were approved by an independent committee of our Board of Directors. Additionally, in connection with the Second Lien Notes issuance, we issued warrants to purchase 30.0 million shares of our common stock and paid $5.6 million in fees to Avenue AIV US, L.P..

          Of our Series A Preferred Stock issued and sold in March 2007, 14%, 14% and 28% of the shares were sold respectively, to Navation, Inc., an entity owned by Allen Salmasi, our Chairman and Chief Executive Officer, Manchester Financial Group, L.P., an entity indirectly owned and controlled by Douglas F. Manchester, a member of our board of directors, and affiliates of Avenue Capital. Kevin Finn, an officer, also purchased less than 1% of the shares. These parties also participated on a pro rata basis in the exchange of our Series A Preferred Stock for the Third Lien Notes, which was approved by an independent committee of our Board of Directors.

          Affiliates of Avenue Capital also participated in the issuance of our Senior Notes in July 2006.

17.	Quarterly Financial Data (unaudited)

          The following table summarizes our operating results by quarter for the two fiscal years ended December 27, 2008:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Year Ended December 27, 2008(1)(2)(3):
Revenues	$14,550	$16,563	$16,876	$15,020	$63,009
Cost of revenues	4,629	5,125	4,855	4,210	18,819
Net loss from continuing operations	(36,387)	(35,911)	(15,578)	(17,676)	(105,552)
Net income (loss) from discontinued operations, net of tax(4)	(58,631)	(48,545)	(217,722)	1,193	(323,705)
Net loss	(95,018)	(84,456)	(233,300)	(16,483)	(429,257)
Net income (loss) applicable to common shares(5)	(102,215)	(91,789)	(240,772)	86,869	(347,907)
Basic earnings (loss) per common share
Continuing operations, including preferred stock dividends and costs and exchange of preferred stock	$(0.46)	$(0.42)	$(0.23)	$0.63	$(0.22)
Discontinued operations	$(0.63)	$(0.47)	$(2.11)	$0.01	$(2.94)
Net income (loss)	$(1.09)	$(0.89)	$(2.34)	$0.64	$(3.16)
Diluted earnings (loss) per common share(6)
Continuing operations, including exchange of preferred stock	$(0.46)	$(0.42)	$(0.23)	$0.58	$(0.22)
Discontinued operations	$(0.63)	$(0.47)	$(2.11)	$0.01	$(2.94)
Net income (loss)	$(1.09)	$(0.89)	$(2.34)	$0.59	$(3.16)
Year Ended December 29, 2007(1)(2)(3):
Revenues	$7,704	$7,802	$10,073	$10,749	$36,328
Cost of revenues	3,597	3,901	4,510	5,076	17,084
Net loss from continuing operations	(29,862)	(29,664)	(32,563)	(35,465)	(127,554)
Net loss from discontinued operations, net of tax	(19,533)	(35,601)	(68,289)	(69,133)	(192,556)
Net loss	(49,395)	(65,265)	(100,852)	(104,598)	(320,110)
Net loss applicable to common shares	(49,619)	(72,063)	(107,783)	(111,665)	(341,130)
Basic and diluted net loss per common share:
Continuing operations, including preferred stock dividends and costs	$(0.36)	$(0.41)	$(0.43)	$(0.46)	$(1.66)
Discontinued operations	$(0.23)	$(0.40)	$(0.74)	$(0.75)	$(2.15)
Net loss	$(0.59)	$(0.81)	$(1.17)	$(1.21)	$(3.81)

(1)

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Fiscal years 2008 and 2007 are 52-week years ending on December 27, 2008 and December 29, 2007, respectively, and each of the four quarters in 2008 and 2007 include 13 weeks.

(2)

The results of operations of our Networks segment, which includes our GO Networks, IPWireless and Cygnus subsidiaries, and our Global Services and NextWave Network Product Support strategic business units, our Semiconductor segment and our WiMax Telecom business have been reported as discontinued operations for all periods presented.

(3)	The results of operations of acquired companies are included from the respective dates of the acquisitions, which affects the comparability of the Quarterly Financial Data.

(4)

Net loss from discontinued operations, net of tax, for the third quarter of 2008 includes asset impairment charges totaling $167.7 million. Net income from discontinued operations, net of tax, for the fourth quarter of 2008 includes a gain on divestiture of certain of our network infrastructure businesses, including IPWireless, of $31.2 million.

(5)	Net income applicable to common shares for the fourth quarter of 2008 includes the effect of the exchange of our Series A Preferred Stock for the Third Lien Notes of $104.3 million.

(6)

Diluted earnings per share for the fourth quarter of 2008 includes potential common shares from contingently issuable restricted stock of 1.3 million, 4.7 million shares from the assumed conversion of the Series A Preferred Stock during the period prior to the exchange for Third Lien Notes, and 37.6 million shares from the assumed conversion of Third Lien Notes during the period subsequent to the exchange of Series A Preferred Stock. Diluted earnings per share excludes the effect of the potential exercise of stock options and warrants to purchase 20.4 million shares because the effects would be antidilutive.

NEXTWAVE WIRELESS INC.
Schedule II—Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Additions Acquired from Business Combinations	Net Additions Charged (Credited) to Expense	Deductions(1)	Balance at End of Period

Year Ended December 27, 2008:
Allowance for doubtful accounts	$1,419	$(10)	$714	$(645)	$1,478
Reserve for restructuring	—	—	12,833	(9,928)	2,905
Reserve for contract losses	14,220	—	(241)	(13,873)	106
Reserve for warranty costs	838	—	162	(1,000)	—
Unfavorable lease liability	460	—	2,635	(1,479)	1,616
Year Ended December 29, 2007:
Allowance for doubtful accounts	$321	$—	$1,121	$(23)	$1,419
Reserve for contract losses	528	13,440	252	—	14,220
Reserve for warranty costs	—	178	1,107	(447)	838
Unfavorable lease liability	988	—	60	(588)	460
Year Ended December 30, 2006:
Allowance for doubtful accounts	$391	$—	$236	$(306)	$321
Reserve for contract losses	—	—	528	—	528
Reserve for contract termination fee	7,121	—	(7,121)	—	—
Unfavorable lease liability	1,037	318	75	(442)	988

(1)

Deduction for allowance for doubtful accounts is for accounts receivable written-off. Deduction reserve for restructuring represents amounts paid in cash. Deduction for contract losses represents amounts applied against outstanding accounts receivable. Deduction for reserve for warranty costs represents warranty costs incurred and paid. Deduction for the unfavorable lease liability represents amounts paid in cash. For the year ended December 27, 2008, deductions for allowance for doubtful accounts, reserve for contract losses and reserve for warranty costs include the effect of the deconsolidation of IPWireless upon sale (Note 2).

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

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report. In particular, management identified a control deficiency that represents a material weakness in our internal control over financial reporting, as more fully described below. Notwithstanding the material weakness described below, management believes that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Management will promptly take action to remediate the material weakness described below, including supplementing our existing accounting personnel with additional resources with expertise in technical accounting matters.

          Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of IPWireless, Inc., acquired in May 2007, as we sold a controlling interest in IPWireless in December 2008 and therefore the accounts of IPWireless are not included in our consolidated accounts as of December 27, 2008, the effective date of our evaluation of the effectiveness of our internal control over financial reporting.

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

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  (“COSO”) of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management identified a control deficiency that represents a material weakness in our internal control over financial reporting as of December 27, 2008.

          A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness identified by management resulted from a lack of effective controls over the accounting for our global restructuring initiative, including the accounting and income tax implications of asset sales, impairments and divestitures, and debt issuances and redemptions. Our failure to properly account for our global restructuring initiative resulted from a lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to these types of transactions.

          Because of the material weakness described above, our management concluded that we did not maintain effective internal control over financial reporting as of December 27, 2008 based on the criteria in Internal Control—Integrated Framework. Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting which is included below.

Changes in Internal Control Over Financial Reporting

          During the three months ended December 27, 2008, we identified and implemented controls related to the implementation of our global restructuring initiative, including controls related to the issuance of debt, and the sale of our wireless spectrum licenses and other assets and the associated redemption of debt. Other than the implementation of these controls, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of NextWave Wireless Inc.

          We have audited NextWave Wireless Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NextWave Wireless Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

          A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in its control related to the accounting for the Company’s global restructuring initiative, including the accounting and income tax implications of asset sales, impairments and divestitures, and debt issuances and redemptions. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2008 financial statements and this report does not affect our report dated April 1, 2009 on those financial statements.

          In our opinion, because of the effect of the material weakness described above on the achievement of objectives of the control criteria, NextWave Wireless Inc. has not maintained effective internal control over financial reporting as of December 27, 2008, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

San Diego, California
April 1, 2009

Item 9B. Other Information

          On April 1, 2009, we entered into an Amendment and Limited Waiver (the “Amendment and Waiver”) to the Note Agreements (as defined below) governing the terms of: (i) the Senior Secured Notes due 2010 (“First Lien Notes”) issued by NextWave Wireless LLC, our wholly-owned subsidiary (“Wireless”), (ii) the Senior-Subordinated Secured Second Lien Notes due 2010 (“Second Lien Notes”) issued by Wireless and (iii) our Third Lien Subordinated Secured Convertible Notes due 2011 (“Third Lien Notes” and, together with the First Lien Notes and Second Lien Notes, collectively, the “Notes”). The Amendment and Waiver is filed as Exhibit 4.13 to this Annual Report on Form 10-K.

          The Amendment and Waiver includes consents of: (i) the required holders of the First Lien Notes (“First Lien Holders”) to certain matters and modifications to the terms of that certain Purchase Agreement dated as of July 17, 2006 as amended by that certain First Amendment to Purchase Agreement dated as of March 12, 2008 and by that certain Second Amendment to Purchase Agreement dated as of September 26, 2008, among Wireless, NextWave Broadband Inc., a Delaware corporation and wholly-owned subsidiary of the Issuer (“Broadband”) as a guarantor, certain other guarantors named therein, the First Lien Holders and The Bank of New York (“BONY”), as Collateral Agent (the “First Lien Purchase Agreement”), (ii) the required holders of the Second Lien Notes (“Second Lien Holders”) to certain matters and modifications to the terms of that certain Second Lien Subordinated Note Purchase Agreement dated as of October 9, 2008, among Wireless, NextWave, Broadband, as a guarantor, certain other guarantors named therein, the Second Lien Holders and BONY, as Collateral Agent (the “Second Lien Purchase Agreement”), and (iii) the required holders of the Third Lien Notes (“Third Lien Holders” and together with the First Lien Holders and Second Lien Holders, collectively, the “Holders”) to certain matters and modifications to the terms of that certain Third Lien Exchange Agreement dated as of October 9, 2008, among Wireless, NextWave, Broadband, as a guarantor, certain other guarantors named therein, the Second Lien Holders and BONY, as Collateral Agent (the “Third Lien Purchase Agreement” and, together with the First Lien Purchase Agreement and the Second Lien Purchase Agreement, each a “Note Agreement” and, collectively, the “Note Agreements”).

          Pursuant to the Amendment and Waiver, the Holders provided their consent and amended the terms of the Notes Agreements, as applicable, to

•	adjust the Minimum Balance Condition in each of the First Lien Purchase Agreement and the Second Lien Purchase Agreement from $15 million to $5 million;

•	allow Wireless the option of payment-in-kind of interest on First Lien Notes held by electing Holders at a rate of 14% rather than 9% per annum (“PIK Option”);

•

permit incurrence of additional Indebtedness up to an aggregate amount of $25,000,000 under the Second Lien Purchase Agreement (“Incremental Indebtedness”), or, in the alternative, the grant of a security interest in the Collateral under the Second Lien Purchase Agreement to secure a permitted working capital facility (“Secured Working Capital Line”);

•	permit the sale of our Semiconductor business for consideration consisting of a combination of cash proceeds and equity in an applicable purchaser; and

•	waive certain specified Defaults or Events of Default under the First Lien Purchase Agreement and Second Agreement relating to the delivery of certain required budgets.

          We have entered into a binding commitment letter with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman and Chief Executive Officer, to provide up to $15 million in working capital financing. Our ability to access such funding remains subject to conditions including the completion of definitive documentation to the satisfaction of all parties. The terms of the commitment letter provide that we will be entitled to borrow up to $15 million in one or more borrowings after June 1, 2009, subject to conditions including the completion of definitive documentation.  Amounts outstanding under the facility will bear interest at a rate of 14% per annum, payable in kind, and will be secured by a first lien on certain working capital collateral and second lien on the assets securing our Second Lien Notes, on a pari passu basis.  As a condition to such commitment we agreed to pay a commitment fee of $750,000 to Navation, Inc. and, upon the initial borrowing under such facility, we will issue to the lenders thereunder warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share. The terms of the commitment letter also provide that Mr. Salmasi will be nominated to serve an additional three-year term as Chairman of the Board of Directors, subject to stockholder approval at our 2009 annual meeting of stockholders, and that Navation, Inc. will have a right of first refusal to purchase the assets of our semiconductor business. The commitment letter is filed as Exhibit 10.35 to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. A copy of our Code of Business Conduct and Ethics is available on our website at www.nextwave.com. We will also provide a copy of our Code of Business Conduct and Ethics, without charge, to any stockholder who so requests in writing.

          Except for the information regarding executive officers required by Item 401 of Regulation S-K, which is included in Part I of this Annual Report on Form 10-K under Item 10, we incorporate the information required by this by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in May 2009. We refer to this proxy statement as the “Proxy Statement”.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

          We incorporate the information required by this item by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          We incorporate the information required by this item by reference to the section entitled “Corporate Governance and Related Matters - Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

          We incorporate the information required by this item by reference to the section entitled “Audit Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedule

          (a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

                    See Index to Financial Statements under Item 8 of this Annual Report.

          (b) Exhibits

No.

2.1

Third Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of NextWave Personal Communications Inc., NextWave Power Partners Inc., NextWave Partners Inc., NextWave Wireless Inc. and NextWave Telecom Inc., dated January 21, 2005 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 of NextWave Wireless LLC filed May 1, 2006 (the “Form 10”))

2.2

Agreement and Plan of Merger, dated as of April 6, 2007, by and among NextWave Wireless Inc., IPW, LLC, IPWireless, Inc. and J. Taylor Crandall, as stockholder representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed April 12, 2007)

2.3

Agreement and Plan of Merger, dated as of December 31, 2006, by and among NextWave Wireless Inc., Go Acquisition Corp., GO Networks, Inc. and Nechemia J. Peres, as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed January 3, 2007)

2.4

Agreement and Plan of Merger, dated November 7, 2006, by and among NextWave Wireless Inc., NextWave Wireless LLC and NextWave Merger LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed November 7, 2006)

3.1

Amended and Restated Certificate of Incorporation of NextWave Wireless Inc., as restated on November 6, 2006 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4/A of NextWave Wireless Inc. filed November 7, 2006)

3.2

Amended and Restated By-laws of NextWave Wireless Inc., adopted on October 30, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of NextWave Wireless Inc. filed November 2, 2007)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A filed November 7, 2006)

4.2	Form of Station 4, LLC Warrant (incorporated by reference to Exhibit 4.2 to the Form 10

4.3

Warrant Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Holders listed on Schedule I thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of NextWave Wireless LLC filed July 21, 2006 (the “July 21, 2006 Form 8- K”))

4.4

Certificate of Elimination of Series A Senior Convertible Preferred Stock of NextWave Wireless Inc. (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.5

Securities Purchase Agreement, dated March 28, 2007, by and among NextWave Wireless Inc. and the Purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed March 30, 2007)

4.6

Second Lien Subordinated Note Purchase Agreement, dated October 9, 2008, among NextWave Wirelss Inc., NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as guarantors, Avenue AIV US, L.P. and Sola Ltd, as the note purchasers, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.7

Third Lien Subordinated Exchange Note Exchange Agreement, dated October 9, 2008, among NextWave Wireless Inc., NextWave Wireless LLC., as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and

Packetvideo Corporation, as guarantors, the note purchasers party thereto, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.8	Warrant Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Avenue AIV US, L.P. (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.9	Warrant Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Sola Ltd. (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.10

Registration Rights Agreement, dated October 9, 2008, between NextWave Wireless Inc., Avenue AIV US, L.P. and Sola Ltd. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.11

Second Amendment, dated as of September 26, 2008, to the Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.12

Designated Director Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Avenue Capital Management II, L.P. (incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.13

Amendment and Limited Waiver dated April 1, 2009 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (1)

10.1

Second Lien Parent Guaranty, dated October 9, 2008, by and among NextWave Wireless Inc., The Bank of New York Mellon, as collateral agent and the note purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.2

Second Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.3

Second Lien Pledge and Security Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.4

Second Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.5

Intercreditor Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., as Issuer and Guarantor, NextWave Wireless LLC, as issuer and Guarantor, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc. and Packetvideo Corporation, as subsidiary guarantors, the Bank of New York, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.6	Third Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum

Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.7

Third Lien Pledge and Security Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.8

Third Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.9

Senior-Subordinated Secured Second Lien Notes Commitment Letter, dated September 17, 2008, by and among Avenue Capital Management II, L.P., Sola Ltd, NextWave Wireless LLC and NextWave Wireless Inc. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.10	Spectrum Acquisition Agreement between AWS Wireless Inc. and T-Mobile License LLC, dated July 17, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 23, 2008)

10.11

First Amendment to the Purchase Agreement, dated March 12, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC and the holders named therein and the guarantors named therein, relating to the Company’s 7% Senior Secured Noted due 2010 (incorporated by reference to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.13

Securities Purchase Agreement, dated March 28, 2007, by and among NextWave Wireless Inc. and the Purchasers listed on Schedule I (the “Purchasers”) thereto (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.14

Registration Rights Agreement, dated March 28, 2007, among NextWave Wireless Inc. and the Purchasers (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.17

Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and PacketVideo Corporation, as subsidiary guarantors, the note purchasers party thereto and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A of NextWave Wireless LLC filed September 8, 2006)

10.18

Guaranty, dated as of July 17, 2006, by and among NextWave Broadband, Inc., NW Spectrum Co., AWS Wireless Inc., PacketVideo Corporation and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the July 21, 2006 Form 8-K)

10.19	Parent Guaranty, dated as of July 17, 2006, between NextWave Wireless Inc. and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the July 21, 2006 Form 8-K)

10.20

Pledge and Security Agreement, dated as of July 17, 2006, by and among NextWave Wireless LLC, the undersigned direct and indirect subsidiaries of NextWave Wireless LLC, each additional Grantor that may become a party thereto and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the July 21, 2006 Form 8-K)

10.21	Registration Rights Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 4.3 to the July 21, 2006

Form 8-K)

10.21

Acquisition Agreement, dated as of May 9, 2006, by and among (i) NextWave Wireless LLC, (ii) NW Spectrum Co., (iii) WCS Wireless, Inc., (iv) Columbia WCS III, Inc., (v) TKH Corp., (vi) Columbia Capital Equity Partners III (Cayman), L.P., the sole stockholder of Columbia WCS III, Inc., (vii) each of the stockholders of TKH Corp., namely, Aspen Partners Series A, Series of Aspen Capital Partners, L.P., Oak Foundation USA, Inc., Enteraspen Limited, and The Reed Institute dba Reed College and (viii) Columbia Capital, LLC, as the Stockholder Representative (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form 10)

10.24

Acquisition Agreement by and among NextWave Telecom Inc., Cellco Partnership D/B/A Verizon Wireless and VZW Corp., dated as of November 4, 2004 (incorporated by reference to Exhibit 10.4 to the Form 10)

10.25	NextWave Wireless Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 on Form S-8 filed January 19, 2007)*

10.26	NextWave Wireless Inc. 2005 Stock Incentive Plan Award Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed December 7, 2006)*

10.27	NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)*

10.28

First Amendment to the NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of NextWave Wireless Inc. filed July 13, 2007)*

10.29	PacketVideo Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on May 1, 2006)*

10.30	IPWireless, Inc. Amended and Restated Employee Incentive Plan, dated as of November 9, 2006 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 8, 2008)*

10.31	IPWireless, Inc. Employee Stock Bonus Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of NextWave Wireless Inc. filed July 13, 2007)*

10.32	Amendment to the IPWireless, Inc. Employee Stock Bonus Plan, dated as of March 10, 2008 (incorporated by reference to Exhibit 10.25 of the Annual Report on form 10-K filed March 13, 2008)*

10.33	CYGNUS Communications, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Form 10)*

10.34	GO Networks, Inc. Stock Bonus Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)*

10.35	Working Capital Facility Commitment Letter (1)

14.1	NextWave Wireless Inc. Code of Business Conduct and Ethics (available on the Company’s website at http://www.nextwave.com)

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Allen Salmasi, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of George C. Alex, Chief Financial Officer(1)

32.1	Section 1350 Certification of Allen Salmasi, Chief Executive Officer(1)

32.2	Section 1350 Certification of George C. Alex, Chief Financial Officer(1)

*	These exhibits relate to management contracts or compensatory plans or arrangements.

(1)	Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2009.

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

Signature	Title	Date

Chairman of the Board of Directors, Chief Executive Officer and President
/s/ Allen Salmasi	(Principal Executive Officer)	April 1, 2009

Allen Salmasi
Executive Vice President - Chief Financial Officer
/s/ George C. Alex	(Principal Financial Officer)	April 1, 2009

George C. Alex
Executive Vice President - Corporate Controller
/s/ Francis J. Harding	(Principal Accounting Officer)	April 1, 2009

Francis J. Harding

/s/ James Brailean	Director	April 1, 2009

James Brailean

/s/ Douglas Manchester	Director	April 1, 2009

Douglas Manchester

/s/ Jack Rosen	Director	April 1, 2009

Jack Rosen

/s/ Robert T. Symington	Director	April 1, 2009

Robert T. Symington

/s/ William H. Webster	Director	April 1, 2009

William H. Webster

Item 15. Exhibits and Financial Statement Schedule

          (a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

                    See Index to Financial Statements under Item 8 of this Annual Report.

          (b) Exhibits

No.

2.1

Third Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of NextWave Personal Communications Inc., NextWave Power Partners Inc., NextWave Partners Inc., NextWave Wireless Inc. and NextWave Telecom Inc., dated January 21, 2005 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 of NextWave Wireless LLC filed May 1, 2006 (the “Form 10”))

2.2

Agreement and Plan of Merger, dated as of April 6, 2007, by and among NextWave Wireless Inc., IPW, LLC, IPWireless, Inc. and J. Taylor Crandall, as stockholder representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed April 12, 2007)

2.3

Agreement and Plan of Merger, dated as of December 31, 2006, by and among NextWave Wireless Inc., Go Acquisition Corp., GO Networks, Inc. and Nechemia J. Peres, as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed January 3, 2007)

2.4

Agreement and Plan of Merger, dated November 7, 2006, by and among NextWave Wireless Inc., NextWave Wireless LLC and NextWave Merger LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed November 7, 2006)

3.1

Amended and Restated Certificate of Incorporation of NextWave Wireless Inc., as restated on November 6, 2006 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4/A of NextWave Wireless Inc. filed November 7, 2006)

3.2

Amended and Restated By-laws of NextWave Wireless Inc., adopted on October 30, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of NextWave Wireless Inc. filed November 2, 2007)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A filed November 7, 2006)

4.2	Form of Station 4, LLC Warrant (incorporated by reference to Exhibit 4.2 to the Form 10

4.3

Warrant Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Holders listed on Schedule I thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of NextWave Wireless LLC filed July 21, 2006 (the “July 21, 2006 Form 8- K”))

4.4

Certificate of Elimination of Series A Senior Convertible Preferred Stock of NextWave Wireless Inc. (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.5

Securities Purchase Agreement, dated March 28, 2007, by and among NextWave Wireless Inc. and the Purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed March 30, 2007)

4.6

Second Lien Subordinated Note Purchase Agreement, dated October 9, 2008, among NextWave Wirelss Inc., NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as guarantors, Avenue AIV US, L.P. and Sola Ltd, as the note purchasers, and The Bank of New York

Mellon, as collateral agent (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.7

Third Lien Subordinated Exchange Note Exchange Agreement, dated October 9, 2008, among NextWave Wireless Inc., NextWave Wireless LLC., as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as guarantors, the note purchasers party thereto, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.8	Warrant Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Avenue AIV US, L.P. (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.9	Warrant Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Sola Ltd. (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.10

Registration Rights Agreement, dated October 9, 2008, between NextWave Wireless Inc., Avenue AIV US, L.P. and Sola Ltd. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.11

Second Amendment, dated as of September 26, 2008, to the Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.12

Designated Director Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Avenue Capital Management II, L.P. (incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.13

Amendment and Limited Waiver dated April 1, 2009 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (1)

10.1

Second Lien Parent Guaranty, dated October 9, 2008, by and among NextWave Wireless Inc., The Bank of New York Mellon, as collateral agent and the note purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.2

Second Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.3

Second Lien Pledge and Security Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.4

Second Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.5

Intercreditor Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., as Issuer and Guarantor, NextWave Wireless LLC, as issuer and Guarantor, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc. and Packetvideo Corporation, as subsidiary guarantors, the Bank of New York, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.6

Third Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.7

Third Lien Pledge and Security Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.8

Third Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.9

Senior-Subordinated Secured Second Lien Notes Commitment Letter, dated September 17, 2008, by and among Avenue Capital Management II, L.P., Sola Ltd, NextWave Wireless LLC and NextWave Wireless Inc. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.10	Spectrum Acquisition Agreement between AWS Wireless Inc. and T-Mobile License LLC, dated July 17, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 23, 2008)

10.11

First Amendment to the Purchase Agreement, dated March 12, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC and the holders named therein and the guarantors named therein, relating to the Company’s 7% Senior Secured Noted due 2010 (incorporated by reference to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.13

Securities Purchase Agreement, dated March 28, 2007, by and among NextWave Wireless Inc. and the Purchasers listed on Schedule I (the “Purchasers”) thereto (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.14

Registration Rights Agreement, dated March 28, 2007, among NextWave Wireless Inc. and the Purchasers (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.17

Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and PacketVideo Corporation, as subsidiary guarantors, the note purchasers party thereto and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A of NextWave Wireless LLC filed September 8, 2006)

10.18

Guaranty, dated as of July 17, 2006, by and among NextWave Broadband, Inc., NW Spectrum Co., AWS Wireless Inc., PacketVideo Corporation and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the July 21, 2006 Form 8-K)

10.19	Parent Guaranty, dated as of July 17, 2006, between NextWave Wireless Inc. and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the July 21, 2006 Form 8-K)

10.20

Pledge and Security Agreement, dated as of July 17, 2006, by and among NextWave Wireless LLC, the undersigned direct and indirect subsidiaries of NextWave Wireless LLC, each additional Grantor that may become a party thereto and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the July 21, 2006 Form 8-K)

10.21

Registration Rights Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 4.3 to the July 21, 2006 Form 8-K)

10.21

Acquisition Agreement, dated as of May 9, 2006, by and among (i) NextWave Wireless LLC, (ii) NW Spectrum Co., (iii) WCS Wireless, Inc., (iv) Columbia WCS III, Inc., (v) TKH Corp., (vi) Columbia Capital Equity Partners III (Cayman), L.P., the sole stockholder of Columbia WCS III, Inc., (vii) each of the stockholders of TKH Corp., namely, Aspen Partners Series A, Series of Aspen Capital Partners, L.P., Oak Foundation USA, Inc., Enteraspen Limited, and The Reed Institute dba Reed College and (viii) Columbia Capital, LLC, as the Stockholder Representative (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form 10)

10.24

Acquisition Agreement by and among NextWave Telecom Inc., Cellco Partnership D/B/A Verizon Wireless and VZW Corp., dated as of November 4, 2004 (incorporated by reference to Exhibit 10.4 to the Form 10)

10.25	NextWave Wireless Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 on Form S-8 filed January 19, 2007)*

10.26	NextWave Wireless Inc. 2005 Stock Incentive Plan Award Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed December 7, 2006)*

10.27	NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)*

10.28

First Amendment to the NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of NextWave Wireless Inc. filed July 13, 2007)*

10.29	PacketVideo Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on May 1, 2006)*

10.30	IPWireless, Inc. Amended and Restated Employee Incentive Plan, dated as of November 9, 2006 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 8, 2008)*

10.31	IPWireless, Inc. Employee Stock Bonus Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of NextWave Wireless Inc. filed July 13, 2007)*

10.32	Amendment to the IPWireless, Inc. Employee Stock Bonus Plan, dated as of March 10, 2008 (incorporated by reference to Exhibit 10.25 of the Annual Report on form 10-K filed March 13, 2008)*

10.33	CYGNUS Communications, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Form 10)*

10.34	GO Networks, Inc. Stock Bonus Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)*

10.35	Working Capital Facility Commitment Letter (1)

14.1	NextWave Wireless Inc. Code of Business Conduct and Ethics (available on the Company’s website at http://www.nextwave.com)

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Allen Salmasi, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of George C. Alex, Chief Financial Officer(1)

32.1	Section 1350 Certification of Allen Salmasi, Chief Executive Officer(1)

32.2	Section 1350 Certification of George C. Alex, Chief Financial Officer(1)

*	These exhibits relate to management contracts or compensatory plans or arrangements.

(1)	Filed herewith.