Form 10-Q
period 2009-03-28
NextWave Wireless Inc.
filed 2009-05-07
CIK 1374993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2009, there were approximately 103,091,858 shares of the Registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I. Financial Information
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
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
Signatures
Index to Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	March 28, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$18,734	$60,848
Restricted cash and marketable securities	31,184	24,870
Accounts receivable, net of allowance for doubtful accounts of $31 and $95 at March 28, 2009 and December 27, 2008, respectively	3,200	4,530
Wireless spectrum licenses held for sale	113,431	112,741
Deferred contract costs, prepaid expenses and other current assets	4,262	5,734
Current assets of discontinued operations	19,981	24,726
Total current assets	190,792	233,449
Wireless spectrum licenses, net	418,581	442,415
Goodwill	38,109	38,662
Other intangible assets, net	17,460	18,933
Property and equipment, net	3,482	4,206
Other assets, including assets measured at fair value of $2,353 and $4,210 at March 28, 2009 and December 27, 2008, respectively	15,539	19,845
Total assets	$683,963	$757,510
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,779	$7,417
Accrued expenses	15,374	24,887
Current portion of long-term obligations	139,570	136,567
Deferred revenue	9,240	17,378
Other current liabilities	3,592	1,890
Current liabilities of discontinued operations	22,217	24,094
Total current liabilities	194,772	212,233
Deferred income tax liabilities	89,193	89,062
Long-term obligations, net of current portion	524,797	496,297
Other liabilities	16,102	16,034
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 103,092 shares issued and outstanding at March 28, 2009 and December 27, 2008	103	103
Additional paid-in-capital	840,152	838,865
Accumulated other comprehensive income	1,362	5,255
Accumulated deficit	(982,518)	(900,339)
Total stockholders’ deficit	(140,901)	(56,116)
Total liabilities and stockholders’ deficit	$683,963	$757,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
Revenues	$16,915	$14,550
Operating expenses:
Cost of revenues	6,208	4,629
Engineering, research and development	6,095	6,144
Sales and marketing	2,834	4,499
General and administrative	12,777	21,047
Asset impairment charges	16,203	—
Restructuring charges	2,758	—
Total operating expenses	46,875	36,319
Gain on sale of wireless spectrum licenses	3	—
Loss from operations	(29,957)	(21,769)
Interest and other expense, net	(38,213)	(14,431)
Loss from continuing operations before provision for income taxes	(68,170)	(36,200)
Income tax provision	(187)	(187)
Net loss from continuing operations	(68,357)	(36,387)
Loss from discontinued operations, net of net gain on divestiture of discontinued operations of $53 and $0 and income tax provision of $0 and $44, respectively	(13,822)	(58,631)
Net loss	(82,179)	(95,018)
Less: Preferred stock imputed dividends	—	(7,125)
Accretion of issuance costs on preferred stock	—	(72)
Net loss applicable to common shares	$(82,179)	$(102,215)
Net loss per common share – basic and diluted:
Continuing operations, including preferred stock dividends and costs	$(0.47)	$(0.46)
Discontinued operations	(0.10)	(0.63)
Net loss	$(0.57)	$(1.09)
Weighted average shares used in per share calculation	145,028	93,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
OPERATING ACTIVITIES
Net loss	$(82,179)	$(95,018)
Loss from discontinued operations, net of taxes	(13,822)	(58,631)
Loss from continuing operations	(68,357)	(36,387)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Amortization of intangible assets	3,617	3,578
Depreciation	432	1,287
Non-cash share-based compensation	952	1,703
Non-cash interest expense	34,383	5,439
Gain on sale of spectrum licenses	(3)	—
Asset impairment charges	16,203	—
Other non-cash adjustments	69	1,265
Changes in operating assets and liabilities:
Accounts receivable	1,371	33
Deferred contract costs, prepaid expenses and other current assets	1,446	646
Other assets	165	323
Accounts payable and accrued liabilities	(16,039)	(10,012)
Deferred revenue	(8,399)	683
Other current liabilities	1,883	455
Net cash used in operating activities of continuing operations	(32,277)	(30,987)
INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	—	88,725
Proceeds from sales of marketable securities	—	106,989
Purchases of marketable securities	—	(111,306)
Proceeds from the sale of wireless spectrum licenses	1,740	—
Proceeds from the sale of other assets	207	—
Cash paid for business combinations, net of cash acquired	—	(4,459)
Payments for wireless spectrum licenses	—	(31)
Purchase of property and equipment	(70)	(1,306)
Other, net	(26)	(1,996)
Net cash provided by investing activities of continuing operations	1,851	76,616
FINANCING ACTIVITIES
Net cash released from restricted cash account securing long-term obligations	—	25,000
Payments on long-term obligations	(1,321)	(5,143)
Proceeds from the sale of common shares	—	101
Net cash provided by (used in) financing activities of continuing operations	(1,321)	19,958
Cash used by discontinued operations:
Net cash used in operating activities of discontinued operations	(10,801)	(51,296)
Net cash used in investing activities of discontinued operations	(29)	(7,654)
Net cash used in financing activities of discontinued operations	(15)	(251)
Net cash used by discontinued operations	(10,845)	(59,201)
Effect of foreign currency exchange rate changes on cash	(13)	(86)
Net increase (decrease) in cash and cash equivalents	(42,605)	6,300
Cash and cash equivalents, beginning of period	61,517	53,050
Cash and cash equivalents, end of period	18,912	59,350
Less cash and cash equivalents of discontinued operations, end of period	(178)	(7,141)
Cash and cash equivalents of continuing operations, end of period	$18,734	$52,209
Noncash investing and financing activities:
Common stock issued for business acquisitions	$—	$44,447
Common stock issued under stock plans	$—	$1,920
Wireless spectrum licenses acquired with lease obligations	$—	$4,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of NextWave Wireless Inc. (together with its subsidiaries, “NextWave”, “we”, “our” or “us”) are unaudited. We have prepared the condensed consolidated financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments necessary to fairly state our financial position, results of operations and cash flows, including adjustments related to asset impairment write-offs and restructuring-related charges. These condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 27, 2008, included in our Annual Report on Form 10-K filed with the SEC on April 2, 2009.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We generated net losses of $82.2 million and $95.0 million for the three months ended March 28, 2009 and March 29, 2008, respectively, and have an accumulated deficit of $982.5 million at March 28, 2009. We used cash from operating activities of our continuing operations of $32.3 million and $31.0 million for the three months ended March 28, 2009 and March 29, 2008, respectively. We had net a net working capital deficit of $4.0 million at March 28, 2009.

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

Our total unrestricted cash, cash equivalents and marketable securities held by continuing operations at March 28, 2009 totaled $18.7 million.

In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, in the second half of 2008, our Board of Directors approved the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses and our semiconductor business, and we are required to, among other things, pursue the sale of certain of our other businesses and assets, including our wireless spectrum licenses, and complete other cost reduction actions. The actions contemplated under our global restructuring initiative are described in more detail below under the heading “Restructuring Initiative and Discontinued Operations”.

Our Senior Notes, Second Lien Notes and Third Lien Notes require that the net proceeds from any sales or dispositions of assets be applied towards the repayment of the notes, rather than being used to fund our ongoing operations. Additionally, the Senior Notes and Second Lien Notes require that we maintain a minimum cash balance of $5.0 million (“Minimum Balance Condition”). Failure to comply with the Minimum Balance Condition results in an immediate event of default.

In April 2009, we entered into a binding commitment letter with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman, to provide up to $15 million in working capital financing. Up to $7.5 million of the obligation to provide working capital financing has been assigned to Sola Ltd., a holder of our Second Lien Notes, Third Lien Notes and common stock warrants. The terms of the commitment letter provide that we will be entitled to borrow up to $15 million in one or more borrowings beginning June 1, 2009, subject to conditions including the completion of definitive documentation.  Amounts outstanding under the facility will bear interest at a rate of 14% per annum, payable in kind, and will be secured by a first lien on certain working capital collateral and second lien on the assets securing our Second Lien Notes, on a pari passu basis.  As a condition to such commitment, in April 2009, we paid a commitment fee of $750,000 to Navation, Inc. and, upon the initial borrowing under such facility, we will issue to the lenders thereunder warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share. The terms of the commitment letter also provide that Mr. Salmasi will be nominated to serve an additional three-year term as Chairman of the Board of Directors, subject to stockholder approval at our 2009 annual meeting of stockholders, and that Navation, Inc. will have a right of first refusal to purchase the assets of our semiconductor business.

We believe that the completion of the asset divestiture and cost reduction actions contemplated by our global restructuring initiative, our current cash and cash equivalents, projected revenues from our Multimedia segment, our committed $15 million working capital financing and our ability to pay payment-in-kind interest, in lieu of cash interest, to the holders of 50% of the aggregate remaining outstanding principal balance of our Senior Notes will allow us to meet our estimated working capital requirements at least through March 2010.  Should we be unable to achieve the revenues and/or cash flows for fiscal year 2009 contemplated in our operating plan, which was approved by the Governance Committee of our Board of Directors on March 27, 2009, we will implement certain additional actions to reduce our working capital requirements including staffing reductions, the deferral of capital expenditures associated with the build-out requirements of our wireless spectrum licenses and reductions in foreign operations.

If we are unable to achieve the anticipated savings from the implementation of our global restructuring initiative, we are unable to consummate our working capital financing transaction, or if we were to incur significant unanticipated expenditures, we would be required to renegotiate our lending arrangements and we may also be required to seek additional debt and/or equity financing and/or further reduce discretionary spending. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Insufficient capital would significantly restrict our ability to operate and could cause us to seek relief through a filing under the U.S. Bankruptcy Code.

Restructuring Initiative and Discontinued Operations

Pursuant to our global restructuring initiative and the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, we have completed the following actions:

•	We have terminated approximately 600 employees worldwide and vacated seven leased facilities.
•	We sold a controlling interest in our IPWireless subsidiary.
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

•

We retained Canaccord Adams to explore strategic transactions to preserve the value of our semiconductor business and eliminate the need for us to make on-going capital investments in or incur liabilities relating to this business. Subsequently, in the first quarter of 2009, we shut down our semiconductor business and terminated approximately 200 employees.

•	We retained Goetz Partners to explore the sale of our WiMax Telecom business.

We anticipate the continued implementation of our global restructuring initiative will result in the termination of additional employees in 2009.

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

The carrying amounts of the assets and liabilities of our discontinued operations are as follows:

(in thousands)	March 28, 2009	December 27, 2008
Cash and cash equivalents	$178	$669
Restricted cash	608	642
Accounts receivable, net of allowance for doubtful accounts of $1,376 and $1,382, respectively	463	365
Inventory, prepaid expenses and other assets	7,457	7,443
Intangible assets, net	1,862	2,181
Property and equipment, net	9,413	13,426
Asset of discontinued operations	19,981	24,726
Wireless spectrum licenses included in wireless spectrum licenses held for sale	35,043	36,094
Total assets of discontinued operations	$55,024	$60,820
Accounts payable	$3,925	$2,683
Accrued expenses	1,550	4,032
Deferred revenue, current portion of long-term obligations and other current liabilities	6,946	7,431
Deferred income tax liabilities	4,711	4,711
Other liabilities	1,152	1,304
Long-term obligations, net of current portion	3,933	3,933
Liabilities of discontinued operations	$22,217	$24,094

The results of operations of our discontinued segments are as follows:

	Three Months Ended
(in thousands)	March 28, 2009	December 27, 2008
Revenues	$1,233	$11,434
Operating expenses:
Cost of revenues	1,713	14,014
Engineering, research and development	3,535	39,274
Sales and marketing	716	9,086
General and administrative	632	6,859
Asset impairment charges	3,145	—
Restructuring charges	4,648	—
Total operating expenses	14,389	69,233
Net gain on business divestitures	53	—
Loss from operations	(13,103)	(57,799)
Other income (expense), net	(719)	(788)
Loss before income taxes	(13,822)	(58,587)
Income tax provision	—	(44)
Loss from discontinued operations	$(13,822)	$(58,631)

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned subsidiaries as of March 28, 2009 and March 29, 2008 and for the three months then ended, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2009 is a 53-week year ending on January 2, 2010. The three month periods ended March 28, 2009 and March 29, 2008 include 13 weeks each.

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
•

Sales of wireless broadband and mobile broadcast network products and services by our IPWireless and GO Networks subsidiaries, which are included in discontinued operations for the first quarter of 2008. The wireless broadband and mobile broadcast network products sold by IPWireless and GO Networks often included embedded software; and

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. As permitted by FSP, we elected to early adopt FSP No. FAS 115-2 and FAS 124-2 in the first quarter of 2009. Our adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. As permitted by the FSP, we elected to early adopt FSP No. FAS 157-4 in the first quarter of 2009. Our adoption of FSP No. FAS 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. As permitted by the FSP, we elected to early adopt FSP No. FAS 107-1 and APB 28-1 in the first quarter of 2009. The interim disclosures required by FSP No. FAS 107-1 and APB 28-1 are included in Note 10.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. Paragraph 11(a) of SFAS No 133, Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to an entity’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF Issue No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Our adoption of EITF Issue No. 07-5 in the first quarter of 2009 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1, which is effective for the first quarter of 2009, requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. Our Third Lien Notes do not allow for cash settlement upon conversion and therefore are excluded from the scope of FSP No. APB 14-1. Accordingly, our adoption of FSP No. APB 14-1 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - An amendment of FASB Statement No. 133 , which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We do not currently transact in derivative instruments or engage in hedging activities and therefore our adoption of SFAS No. 161 in the first quarter of 2009 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Our adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.

2.	Wireless Spectrum Licenses

We retained investment bankers to explore the sale of our wireless spectrum holdings in the United States and Canada, and our WiMax Telecom business, which includes certain wireless spectrum holdings in Europe. Additionally, we are actively marketing for sale our wireless spectrum holdings in Germany, Argentina and Chile. Any sale or transfer of the ownership of our wireless spectrum holdings is subject to regulatory approval. Upon consummation of a potential sale of our spectrum holdings, we would be required to pay certain fees to our investment bankers. We are required to use the net proceeds from the sale of our wireless spectrum licenses to redeem our Senior Notes, Second Lien Notes and Third Lien Notes.

During the first quarter of 2009, we completed the sale of certain of our owned Advanced Wireless Services (“AWS”) spectrum licenses in the United States to a third party for net proceeds, after deducting direct and incremental selling costs, of $1.7 million, and recognized a gain on the sale of $3,000. The net proceeds from the sale are reported as restricted cash in the accompanying consolidated balance sheet and, in April 2009, were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

We anticipate that certain of our wireless spectrum licenses will be sold within the next twelve months. Accordingly, at March 28, 2009, we classified wireless spectrum holdings with a carrying value of $113.4 million as assets held for sale in accordance with SFAS No. 144 and we are no longer amortizing these assets. As of March 28, 2009, the aggregate net carrying value of our remaining wireless spectrum license assets that are not considered held for sale was $418.6 million, which includes $93.4 million of asset value allocated as a result of related deferred tax liabilities determined in accordance with EITF Issue No. 98-11, Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations. Unpaid spectrum lease obligations related to our wireless spectrum holdings aggregated $24.4 million at March 28, 2009.

Through our continued efforts to sell our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Germany, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses which occurred in April 2009. Accordingly, in the first quarter of 2009, we wrote-down the carrying value of our domestic AWS spectrum licenses and our wireless spectrum licenses in Germany to their estimated fair value and recognized an asset impairment charge of $16.2 million, the substantial majority of which is reported in continuing operations.

3.	Long-Lived Asset Impairment Charges

In connection with the implementation of our global restructuring initiative, we continue to review our long-lived assets for impairment and, in the first quarter of 2009, determined that indicators of impairment were present for the long-lived assets in our semiconductor segment as well as certain other long-lived assets. Accordingly, based on the guidance provided by SFAS No. 144, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.

For the long-lived asset recoverability assessment performed during the first quarter of 2009, the undiscounted cash flows used to estimate the recoverability of the asset carrying values were based on the estimated future net cash flows to be generated from the sale or licensing of the assets, less estimated costs to sell. Based on the analysis, we concluded that the carrying value of certain of our long-lived assets was not recoverable. The impaired assets primarily consist of research and development equipment utilized in our discontinued semiconductor business. Accordingly, during the three months ended March 28, 2009, we recognized additional asset impairment charges of $3.2 million, of which $3.1 million is reported as an asset impairment charge in discontinued operations and $0.1 million is reported as an asset impairment charge in continuing operations.

There are inherent estimates and assumptions underlying the projected cash flows utilized in the recoverability assessment and management’s judgment is required in the application of this information to the determination of the recovery value of the assets. No assurance can be given that the underlying estimates and assumptions will materialize as anticipated.

4.	Restructuring Charges

As previously described, in the second half of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses and our semiconductor business, and will, among other things, pursue the sale of certain of our other businesses and assets and complete other cost reduction actions. In connection with the implementation of our global restructuring initiative, we have terminated approximately 600 employees worldwide and vacated seven leased facilities, of which approximately 220 employees were terminated and two leased facilities were vacated in the first quarter of 2009.

The following summarizes the restructuring activity for the three months ended March 28, 2009 and the related restructuring liabilities:

(in thousands)	Balance at December 27, 2008	Charges to Expense	Cash Payments	Reversal of Deferred Charges	Balance at March 28, 2009
Employee termination costs	$ 237	$ 4,741	$ (4,851)	$ —	$127
Lease abandonment and facility closure costs	1,616	1,433	(572)	1,831	4,308
Other related costs, including contract termination costs, selling costs and legal fees	2,668	1,232	(2,482)	—	1,418
Total	$ 4,521	$ 7,406	$ (7,905)	$1,831	$5,853
Continuing operations (1)	$ 3,492	$ 2,758			$5,362
Discontinued operations	1,029	4,648			491
Total	$ 4,521	$ 7,406			$5,853

____________________________________

(1)

Included in the restructuring charges of continuing operations for the first quarter of 2009 is $1.4 million of lease abandonment and facility closure costs related to certain shared facilities and costs related to the divestiture and closure of discontinued businesses totaling $1.2 million.

We anticipate that we will incur additional restructuring charges in the future as the implementation of our global restructuring initiative moves towards completion.

5.	Long-Term Obligations

Long-term obligations held by continuing operations consist of the following:

(dollars in thousands)	March 28, 2009	December 27, 2008
7% Senior Secured Notes due July 2010, net of unamortized discount of $17,528 and $20,713 at March 28, 2009 and December 27, 2008, respectively	$ 199,285	$ 193,474
14% Senior-Subordinated Secured Second Lien Notes due December 2010, net of unamortized discount of $15,149 and $16,951 at March 28, 2009 and December 27, 2008, respectively	97,146	91,505
7.5% Third Lien Subordinated Secured Convertible Notes due December 2011, net of unamortized discount of $173,739 and $185,382 at March 28, 2009 and December 27, 2008, respectively	321,544	300,685
Wireless spectrum leases, net of unamortized discounts of $18,475 and $18,973 at March 28, 2009 and December 27, 2008, respectively; expiring from 2011 through 2036 with one to five renewal options ranging from 10 to 15 years each	24,372	24,419
Collateralized non-recourse bank loan with interest at 30-day LIBOR plus 0.25%; principal and interest due upon sale of auction rate securities; secured by auction rate securities	21,382	21,459
Other	638	1,322
Long-term obligations held by continuing operations	664,367	632,864
Less current portion	(139,570)	(136,567)
Long-term portion	$ 524,797	$ 496,297

Under the terms of the purchase agreements for our Senior Notes and Second Lien Notes, we were required to enter into binding agreements to effect asset sales generating net proceeds of at least $350 million no later than March 31, 2009 and consummate such sales no later than six months following execution of such agreements, unless closing is delayed solely due to receipt of pending regulatory approvals (the “Asset Sale Condition”). We did not meet the Asset Sale Condition. As a result, pursuant to the terms of the note purchase agreements, the interest rate on the Senior Notes increased by 200 basis points effective March 31, 2009 and, on April 8, 2009, we issued additional warrants to purchase an aggregate of 10.0 million shares of our common stock at an exercise price of $0.01 per share to the purchasers of the Second Lien Notes. Of the warrants issued, 7.5 million were issued to Avenue AIV US, L.P., an affiliate of Avenue Capital Management II, L.P. (“Avenue Capital”). Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. The warrants are exercisable at any time from the April 8, 2009 through April 6, 2012. The grant-date fair value of the warrants will be recorded to additional paid-in capital and reduce the carrying value of the Second Lien Notes, and will be recognized as additional interest expense over the remaining term of the Second Lien Notes.

On April 1, 2009, we obtained an amendment and waiver from the holders of our Senior Notes, Second Lien Notes, and Third Lien Notes that adjusts the Minimum Balance Condition from $15 million to $5 million, waives certain events of default relating to timely delivery of a new operating budget, permits us to issue up to $25 million of indebtedness on a pari passu basis with our Second Lien Notes, and allows us to pay certain holders of our Senior Notes payment-in-kind interest at a rate of 14%. Pursuant to the amendment and waiver, holders of 50% of the aggregate remaining outstanding principal balance of our Senior Notes have elected to receive payment-in-kind interest in lieu of cash interest.

6.	Comprehensive Loss

Comprehensive loss was as follows:

	Three Months Ended
(in thousands)	March 28, 2009	March 29, 2008
Net loss	$ (82,179)	$ (95,018)
Net unrealized gains on marketable securities	—	(10)
Foreign currency translation adjustment	(3,893)	5,906
Total comprehensive loss	$ (86,072)	$ (89,122)

7.	Net Loss Per Common Share Information

Basic and diluted net loss per common share for the three months ended March 28, 2009 and March 29, 2008 is computed by dividing net loss applicable to common shares during the period by the weighted average number of common shares outstanding during the respective periods, without consideration of common stock equivalents.

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

	Three Months Ended
(in thousands)	March 28, 2009	March 29, 2008
Third Lien Notes / Series A Preferred Stock	43,997	34,017
Outstanding stock options	15,979	20,570
Common stock warrants	500	2,436
Restricted stock	1,087	67
Contingently issuable shares under advisory contract	—	833

In addition to the securities listed above, we may be required to issue shares of our common stock in payment of additional purchase consideration of $1.6 million due in connection with our 2007 acquisition of IPWireless.

8.	Stockholders’ Deficit

Changes in shares of common stock and stockholders’ deficit for the three months ended March 28, 2009 were as follows:

(in thousands)	Shares of Common Stock	Total Stockholders’ Deficit
Balance at December 27, 2008	103,092	$ (56,116)
Share-based compensation expense	—	1,287
Foreign currency translation adjustment	—	(3,893)
Net loss	—	(82,179)
Balance at March 28, 2009	103,092	$ (140,901)

9.	Share-Based Payments

At March 28, 2009, we may issue up to an aggregate of 32.7 million shares of common stock under our equity compensation plans, of which 13.4 million shares are reserved for issuance upon exercise of granted and outstanding options and 19.3 million shares are available for future grant.

The following table summarizes stock option activity under our equity compensation plans during the three months ended March 28, 2009:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share
Outstanding at December 27, 2008	16,259	$ 6.71
Granted	1,510	$ 0.31
Exercised	—	$ —
Canceled	(4,366)	$ 7.14
Outstanding at March 28, 2009	13,403	$ 5.85
Exercisable at March 28, 2009	10,093	$ 6.01

We utilized the Black-Scholes option-pricing model for estimating the grant-date fair value of employee stock awards with the following assumptions:

	Three Months Ended
	March 28, 2009	March 29, 2008
Risk-free interest rate	2.89%	1.98%-3.47%
Expected life (in years)	5.3	3.5-10.0
Stock price volatility	110%	53%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share	$0.25	$2.70

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected lives of the awards. Because we have a limited history of stock option exercises and due to the recent significant structural changes to our business resulting from the implementation of our global restructuring initiative, we determine the expected award life based primarily on the “simplified method” described in SAB No. 107, Share-Based Payments, and the expected award lives applied by certain of our peer companies to determine the expected life of each grant. We determine expected volatility based primarily on our historical stock price volatility. We have never paid cash dividends and have no present intention to pay cash dividends on our common stock and therefore we have assumed a dividend yield of zero.

The following table summarizes the share-based compensation expense included in each operating expense line item in our consolidated statements of operations:

	Three Months Ended
(in thousands)	March 28, 2009	March 29, 2008
Cost of revenues	$ 114	$ 73
Engineering, research and development	199	350
Sales and marketing	38	72
General and administrative	601	1,208
Total continuing operations	952	1,703
Discontinued operations	335	3,658
Total share-based compensation	$ 1,287	$ 5,361

At March 28, 2009, the total unrecognized share-based compensation expense relating to unvested share-based awards granted to employees, net of forfeitures, was $11.4 million, which we anticipate recognizing as a charge against income over a weighted average period of 3.3 years.

10.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the SFAS No. 157 fair value hierarchy:

		Fair Value Measurements at March 28, 2009 Using:
(in thousands)	Fair Value at March 28, 2009	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$18,734	$18,734	$—	$—
Auction rate securities(1)	22,538	—	—	22,538
Auction rate securities rights(2)	2,353	—	—	2,353
Embedded derivatives (3)	12,922	—	—	12,922

_____________________

(1)	Included in restricted cash and marketable securities in the accompanying consolidated balance sheet.
(2)	Included in other noncurrent assets in the accompanying consolidated balance sheet.
(3)	Included in other long-term liabilities in the accompanying consolidated balance sheet.

Auction Rate Securities. At March 28, 2009, we estimated the fair value of our auction rate securities, which we have classified as trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, using a discounted cash flow model (Level 3 inputs), which measures fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities utilized a discount rate of 4.6%, which represents an estimated market rate of return, and an estimated period until sale and/or successful auction of the security of 5 years. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty.

Auction Rate Securities Rights. Our auction rate securities rights allow us to sell our auction rate securities at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. We have elected to measure the fair value of the auction rate securities rights under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,which we believe will mitigate volatility in our reported earnings due to the inverse relationship between the fair value of the auction rate securities rights and the underlying auction rate securities. At March 28, 2009, we estimated the fair value of our auction rate securities rights using a discounted cash flow model, similar to the auction rate securities (Level 3 inputs). The discounted cash flow model utilized a discount rate of 3.7% and an estimated period until recovery of 1.3 years, which represents the period until the earliest date that we can exercise our auction rate securities rights.

Embedded Derivatives. Our obligation to redeem the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control constitute embedded derivatives under SFAS No. 133. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the fair value of the Second Lien Notes and Third Lien Notes upon issuance, and recognized subsequent changes in the fair value of the embedded derivatives against income. We measured the estimated fair value of the Second Lien Notes and Third Lien Notes embedded derivatives using a probability-weighted discounted cash flow model (Level 3 inputs). The discounted cash flow model utilizes management assumptions of the probability of occurrence of a redemption of the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control.

The following table summarizes the activity in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

			Embedded Derivatives
(in thousands)	Auction Rate Securities	Auction Rate Securities Rights	Second Lien Notes	Third Lien Notes	Total
Balance at December 27, 2008	$ 20,798	$ 4,210	$ (968)	$ (10,792)	$ 13,248
Purchases, issuances, sales, exchanges and settlements	—	—	(25)	(203)	(228)
Unrealized gains (losses) included in other expense, net	1,740	(1,857)	(19)	(915)	(1,051)
Balance at March 28, 2009	$ 22,538	$ 2,353	$ (1,012)	$ (11,910)	$ 11,969

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table summarizes our assets and liabilities that were measured at fair value on a nonrecurring basis during the period and their respective input levels based on the SFAS No. 157 fair value hierarchy:

		Fair Value Measurements Using:
(in thousands)	Fair Value During the Three Months Ended March 28, 2009	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Wireless spectrum licenses held for sale	$ 113,431	$ —	$ 113,431	$ —
Property and equipment, net(1)	19,395	—	—	19,395

_________________________

(1)

Includes property and equipment of continuing operations of $3.5 million, property and equipment of discontinued operations of $9.4 million and property and equipment held for sale by discontinued operations of $6.5 million.

Wireless Spectrum Licenses. Through our continued efforts to sell our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Germany, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses which occurred in April 2009. We estimated the fair value of these wireless spectrum licenses based on advanced negotiations and submitted bids from third parties for the purchase of the licenses (Level 2 inputs). Accordingly, in the first quarter of 2009, we wrote-down the carrying value of our domestic AWS spectrum licenses and our wireless spectrum licenses in Germany to their estimated fair value and recognized an asset impairment charge of $16.2 million, the substantial majority of which is reported in continuing operations.

Property and Equipment, Net. In connection with the implementation of our global restructuring initiative, we continue to review our long-lived assets for impairment and, in the first quarter of 2009, determined that indicators of impairment were present for the long-lived assets in our semiconductor segment as well as certain other long-lived assets. Accordingly, based on the guidance provided by SFAS No. 144, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition (Level 3 inputs). Based on the impairment assessment performed, we determined that the carrying value of our property and equipment exceeded its estimated fair value and accordingly we recognized an asset impairment charge of $2.7 million during the first quarter of 2009.

The following table summarizes the activity in assets and liabilities measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Property and Equipment, Net
Balance at December 27, 2008	$ 24,132
Purchases and disposals	(197)
Depreciation expense	(1,250)
Asset impairment charges	(2,675)
Foreign currency and other	(615)
Balance at March 28, 2009	$ 19,395

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments of continuing operations, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payable to bank, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations of continuing operations are as follows:

	March 28, 2009		December 27, 2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$199,285	$187,498	$193,474	$171,822
Second Lien Notes	97,146	97,146	91,505	91,505
Third Lien Notes	321,544	321,544	300,685	300,685
Wireless spectrum leases	24,372	13,587	24,419	16,445

We determined the fair value of our Senior Notes, Third Lien Notes and wireless spectrum licenses using a discounted cash flow model with a discount rate of 25.5%, which represents our estimated incremental borrowing rate. The Third Lien Notes were measured at fair value upon issuance.

11.	Legal Proceedings

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

On February 20, 2009, Arden Realty Limited Partnership (“Arden”) filed a complaint in California State Superior Court for the County of San Diego against us alleging breach of two written lease agreements for commercial property. Arden seeks damages in the amount of $2.5 million and $1.4 million, respectively, for the alleged breaches, as well as interest, attorneys’ fees, etc. In April 2009, we entered into a settlement and lease termination agreement with Arden, whereby Arden agreed to dismiss the complaint and terminate the lease agreements in exchange for a cash payment of $0.6 million. Accordingly, at March 28, 2009, we recorded a liability for the settlement amount to be paid to Arden.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of March 28, 2009, other than the Arden matter described above, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact results of operations.

12.	Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of March 28, 2009.

NextWave Wireless Inc. has irrevocably and unconditionally guaranteed the loan obligation of our GO Networks subsidiary, with a principal balance of $0.6 million as of March 28, 2009. We have included this loan obligation in the liabilities of our continuing operations in the accompanying consolidated balance sheet.

13.	Segment Information

Our business is currently organized in two reportable segments on the basis of products, services and strategic initiatives as follows:

•	Multimedia– device-embedded multimedia software, media content management platforms, and content delivery services delivered through our PacketVideo subsidiary.
•	Strategic Initiatives– manages our portfolio of worldwide licensed wireless spectrum assets.

We evaluate the performance of our segments based on revenues and loss from operations excluding depreciation and amortization. Corporate overhead expenses and other income and charges are not allocated to segments in our internal management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include investment income on corporate investments and interest expense related to the Senior Notes, Second Lien Notes and Third Lien Notes and the change in the fair value of the embedded derivatives on the Second Lien Notes and Third Lien Notes, all of which were deemed not to be directly related to the businesses of the segments. We have no intersegment revenues.

Financial information for our continuing reportable segments for the three months ended March 28, 2009 and March 29, 2008 is as follows:

(in thousands)	Multimedia	Strategic Initiatives	Other or Unallocated	Discontinued Operations	Consolidated
For the Three Months Ended:
March 28, 2009
Revenues from external customers	$ 16,911	$ 4	$ —	$ —	$ 16,915
Loss from operations	(816)	(18,793)	(10,348)	—	(29,957)
Significant non-cash and non-recurring items included in loss from operations above:
Depreciation and amortization expense	1,483	2,452	114	—	4,049
Asset impairment charges	—	16,071	132	—	16,203
Restructuring charges	—	—	2,758	—	2,758
March 29, 2008
Revenues from external customers	$ 14,550	$ —	$ —	$ —	$ 14,550
Loss from operations	(3,324)	(3,106)	(15,339)	—	(21,769)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1,595	2,249	1,021	—	4,865
At March 28, 2009
Total assets	$ 67,955	$ 497,399	$ 63,585	$ 55,024	$ 683,963
Included in total assets:
Wireless spectrum licenses, intangible assets and goodwill	55,482	496,977	79	35,043	587,581
At December 27, 2008
Total assets	$ 73,383	$ 520,377	$ 102,930	$ 60,820	$ 757,510
Wireless spectrum licenses, intangible assets and goodwill	57,505	519,071	81	36,094	612,751

14.	Subsequent Events

In April 2009, we completed the sale of additional AWS spectrum licenses in the United States to a third party for net proceeds, after deducting direct and incremental selling costs, of approximately $3.1 million. The net proceeds from the sale were subsequently used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report. Additionally, the following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 27, 2008 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2009.

OVERVIEW

First Quarter Highlights

•

Our revenues from continuing operations for the first quarter of 2009 totaled $16.9 million compared to $14.6 million for the first quarter of 2008, reflecting continued growth in our Multimedia segment.

•

During the first quarter of 2009, we completed the sale of certain of our owned AWS spectrum licenses in the United States to a third party for net proceeds, after deducting direct and incremental selling costs, of $1.7 million, and recognized a gain on the sale of $3,000. The net proceeds from the sale will be used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

•

In April 2009, we entered into a binding commitment letter with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman, to provide up to $15 million in working capital financing.  The terms of the commitment letter provide that we will be entitled to borrow up to $15 million in one or more borrowings beginning June 1, 2009, subject to conditions including the completion of definitive documentation.  Amounts outstanding under the facility will bear interest at a rate of 14% per annum, payable in kind, and will be secured by a first lien on certain working capital collateral and second lien on the assets securing our Second Lien Notes, on a pari passu basis.

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

In the second half of 2008, we commenced the implementation of our global restructuring initiative in an effort to reduce our working capital requirements, narrow our business focus and reorganize our operating units. Key results of this initiative include an approximately 53% reduction in our global workforce to date, the divestiture of our IPWireless network infrastructure business, the discontinuation of operations at our GO Networks, Cygnus, Global Services and NextWave Networks Products Support infrastructure businesses and our semiconductor business, and the closure of several facilities throughout the world. We anticipate that further implementation of our global restructuring initiative will result in additional headcount reductions and operating unit divestitures or discontinuations, including the divestiture of our WiMax Telecom business and the sale of certain assets of our semiconductor business.

To further enhance our operational flexibility, on April 1, 2009, we have obtained an amendment and waiver from the holders of our Senior Notes, Second Lien Notes, and Third Lien Notes that adjusts our minimum cash balance requirement from $15 million to $5 million, waives certain events of default relating to timely delivery of a new operating budget, permits us to issue up to $25 million of indebtedness on a pari passu basis with our Second Lien Notes, and allows us to pay certain holders of our Senior Notes payment-in-kind interest at a rate of 14%. We also entered into the binding commitment letter with Navation, Inc. to provide up to $15 million of working capital financing.

We believe that the completion of the asset divestiture and cost reduction actions contemplated by our global restructuring initiative, our current cash and cash equivalents, projected revenues from our Multimedia segment, our committed $15 million working capital financing and our ability to pay payment-in-kind interest, in lieu of cash interest, to the holders of 50% of the aggregate remaining outstanding principal balance of our Senior Notes will allow us to meet our estimated working capital requirements at least through March 2010.  Should we be unable to achieve the revenues and/or cash flows for fiscal year 2009 contemplated in our operating plan, which was approved by the Governance Committee of our Board of Directors on March 27, 2009, we will implement certain additional actions to reduce our working capital requirements including staffing reductions, the deferral of capital expenditures associated with the build-out requirements of our wireless spectrum licenses and further reductions in foreign operations.

If we are unable to achieve the anticipated savings from the implementation of our global restructuring initiative, if we are unable to consummate our working capital financing transaction, or if we were to incur significant unanticipated expenditures, we would be required to renegotiate our lending arrangements and we may also be required to seek additional debt and/or equity financing and/or further reduce discretionary spending. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Insufficient capital would significantly restrict our ability to operate and could cause us to seek relief through a filing in the U.S Bankruptcy Court.

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

As mobile platforms evolve, PacketVideo continues to provide the best multimedia solutions. PacketVideo is one of the original founding members of the Open Handset Alliance (“OHA”), led by Google. PacketVideo’s OpenCORE™ platform serves as the multimedia software subsystem for the OHA’s mobile device Android™ platform. In a similar vein, PacketVideo has been recognized for its support of the LiMO Foundation™ and their platform initiatives. We believe that by supporting the efforts of the OHA and LiMO Foundation, PacketVideo is well positioned to market its full suite of enhanced software applications to Android and LiMO application developers.

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

We continue to pursue the sale of our wireless spectrum holdings and engaged Deutsche Bank and UBS Investment Bank to explore the sale of our domestic wireless spectrum holdings, Canaccord Adams to explore the sale of our Canadian wireless spectrum holdings and goetzpartners to explore the sale of our WiMax Telecom business in Europe. Additionally, we are actively marketing for sale our wireless spectrum holdings in Germany, Argentina and Chile. Any sale or transfer of the ownership of our wireless spectrum holdings is subject to regulatory approval.

During the first quarter of 2009, we completed the sale of certain of our owned AWS spectrum licenses in the United States covering 1.3 million POPs to a third party for net proceeds, after deducting direct and incremental selling costs, of $1.7 million, and recognized a gain on the sale of $3,000. The net proceeds from the sale will be used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

To date, we have realized a significant return on the sale of the majority of our domestic AWS spectrum licenses. However, there can be no assurance that we will realize a similar return upon the sale of our remaining wireless spectrum holdings. Although we believe that the fair value of our wireless spectrum assets at least approximates the carrying value, the sale price of our wireless spectrum assets will be impacted by, among other things:

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

Comparison of Our First Quarter of 2009 to Our First Quarter of 2008 – Continuing Operations

Revenues

Total revenues from continuing operations for the first quarter of 2009 were $16.9 million, as compared to $14.6 million for the first quarter of 2008, an increase of $2.3 million. Total revenues for both periods consist entirely of revenues generated by our Multimedia segment. The increase in revenues was attributable to increased non-recurring technology development revenues primarily resulting from the receipt of final acceptance from Google on technology development services performed in support of the OHA, offset by lower royalty revenues resulting from a decline in unit sales of mobile subscriber services by wireless operators and device manufacturers. Unit sales were adversely impacted by worldwide economic conditions which caused a softening in consumer demand for new devices and services.

Sales to three Multimedia customers, Google, Verizon Wireless and NTT DoCoMo, accounted for 34%, 19%, and 13%, respectively, of our total revenues from continuing operations during the first quarter of 2009. Sales to Google primarily represent the completion of technology development deliverables in support of the OHA. We do not anticipate recognizing significant revenues associated with transactions with Google in future quarters. Sales to three Multimedia customers, Verizon Wireless, Sony Ericsson and NTT DoCoMo, accounted for 44%, 13% and 13%, respectively, of our total revenues from continuing operations during the first quarter of 2008.

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

Operating Expenses

	Three Months Ended
(in millions)	March 28, 2009	March 29, 2008	Increase (Decrease)
Cost of revenues	$ 6.2	$ 4.6	$ 1.6
Engineering, research and development	6.1	6.1	—
Sales and marketing	2.8	4.5	(1.7)
General and administrative	12.8	21.1	(8.3)
Asset impairment charges	16.2	—	16.2
Restructuring charges	2.8	—	2.8
Total operating expenses	$ 46.9	$36.3	$ 10.6

Cost of Revenues

Cost of revenues from continuing operations as a percentage of the associated revenues for the first quarter of 2009 was 37%, as compared to 32% for the first quarter of 2008. The decline in gross margins in 2009 reflects lower royalty revenues, which have minimal associated cost of revenue, resulting from a decline in unit sales of mobile subscriber services by wireless operators and device manufacturers. Unit sales were adversely impacted by worldwide economic conditions which caused a softening in consumer demand for new devices and services.

Cost of revenues from continuing operations, which consists entirely of cost of revenues generated by our Multimedia segment, primarily includes direct engineering labor expenses, allocated overhead costs, costs associated with offshore contract labor costs, other direct costs related to the execution of technology development contracts and amortization of purchased intangible assets.

Included in cost of revenues during the first quarters of 2009 and 2008 is $0.7 million and $0.6 million, respectively, of amortization of purchased intangible assets. Also included in cost of revenues during the each of the first quarters of 2009 and 2008 is $0.1 million of share-based compensation expense.

We believe that cost of revenues as a percentage of revenue for future periods will be affected by, among other things, sales volumes, competitive conditions, product mix, royalty payments by us on licensed technologies, changes in average selling prices, and our ability to make productivity improvements through continual cost reduction programs.

Engineering, Research and Development

Engineering, research and development expenses during the first quarter of 2009 of $6.1 million were consistent with the first quarter of 2008.

Included in engineering, research and development expenses during each of the first quarters of 2009 and 2008 is $42,000 of amortization of purchased intangible assets. Also included in engineering, research and development expenses during the first quarters of 2009 and 2008 is $0.2 million and $0.4 million, respectively, of share-based compensation expense.

Sales and Marketing

The $1.7 million decrease in sales and marketing expenses from continuing operations during the first quarter of 2009, as compared to the first quarter of 2008, is primarily attributable to a $1.0 million decrease in the sales and marketing expenses of our Multimedia segment as a result of cost reduction actions implemented in the first quarter of 2009 and a $0.7 million decrease in our corporate marketing expenses resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

Included in sales and marketing expenses during the first quarters of 2009 and 2008 is $0.3 million and $0.5 million, respectively, of amortization of purchased intangible assets. Also included in sales and marketing expenses during the first quarters of 2009 and 2008 is $38,000 and $0.1 million, respectively, of share-based compensation expense.

General and Administrative

The $8.3 million decrease in general and administrative expenses from continuing operations during the first quarter of 2009, as compared to the first quarter of 2008, is primarily attributable to the corporate cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities. The costs incurred in connection with our global restructuring initiative, including compensation related costs incurred related to terminated employees, costs incurred related to vacated leased facilities and other restructuring related costs, are included in restructuring charges.

Included in general and administrative expenses during the first quarters of 2009 and 2008 is $2.5 million and $2.3 million, respectively, of amortization of finite-lived wireless spectrum licenses and $0.1 million and $0.1 million, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses during the first quarters of 2009 and 2008 is $0.6 million and $1.2 million, respectively, of share-based compensation expense.

Asset Impairment Charges

Through our continued efforts to sell our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Germany, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses which occurred in April 2009. Accordingly, in the first quarter of 2009, we wrote-down the carrying value of our domestic AWS spectrum licenses and our wireless spectrum license in Germany to their estimated fair value and recognized an asset impairment charge related to continuing operations of $16.1 million.

Additionally, during the first quarter of 2009, we recognized an asset impairment charge of $0.1 million related to certain long-lived assets utilized by our corporate administration functions.

We may incur additional asset impairment charges in the future as we continue to implement asset divestiture actions.

Restructuring Charges

In connection with the implementation of our global restructuring initiative, during the first quarter of 2009, our corporate support function incurred $0.1 million in employee termination costs, $1.5 million in lease abandonment and related facility closure costs and $1.2 million of costs related to the divestiture and closure of discontinued businesses.

We may incur additional restructuring charges in the future as the implementation of our global restructuring initiative moves towards completion.

Gain on Sale of Wireless Spectrum Licenses

During the first quarter of 2009, we completed the sale of certain of our owned AWS spectrum licenses in the United States to a third party for net proceeds, after deducting direct and incremental selling costs, of $1.7 million, and recognized a gain on the sales of $3,000. The net proceeds from the sale will be used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

Interest and Other Expense, Net

Interest and other expense, net from continuing operations during the first quarter of 2009 was $38.2 million, as compared to $14.4 million during the first quarter of 2008, an increase of $23.8 million. The increase is primarily attributable to $6.9 million of interest expense and interest accretion of the debt discount and issuance costs related to our Second Lien Notes, which were issued in October 2008, and $21.1 million in interest expense and interest accretion of the debt discount related to our Third Lien Notes, which were issued in October 2008, partially offset by $2.7 million in lower interest expense related to our Senior Notes resulting from redemptions of the Senior Notes in the fourth quarter of 2008 using the proceeds from sales of wireless spectrum licenses and $3.5 million which is attributable to consent fees paid during the first quarter of 2008 to withdraw $25.0 million from the cash reserve account related to our Senior Notes. The increase is also due to a $1.8 million decrease in interest income resulting from the decline in our unrestricted and restricted cash, cash equivalents and marketable securities balances held by continuing operations during 2009.

Interest expense from continuing operations will be impacted over the next twelve months by the timing and amount of redemptions of our Senior Notes using the proceeds from asset sales.

Provision for Income Taxes

During the first quarter of 2009, substantially all of our U.S. subsidiaries generated taxable losses and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. However, certain of our controlled foreign corporations generated taxable income as a result of cost sharing and transfer pricing arrangements with our U.S. subsidiaries in relation to research and development expenses incurred. Our effective income tax rate for continuing operations for the first quarter of 2009 was 0.3%, resulting in a $0.2 million income tax provision on our pre-tax loss of $68.2 million. The income tax provision primarily consists of $0.1 million of income taxes related to our controlled foreign corporations and $0.1 million for foreign withholding tax on royalty payments received from certain PacketVideo customers.

The effective income tax rate for continuing operations during the first quarter of 2008 was 0.5%, resulting in a $0.2 million income tax provision on our pre-tax loss of $36.2 million, which primarily relates to foreign withholding tax on royalty payments received from certain PacketVideo customers.

Segment Results

Results for our continuing operating segments for the first quarters of 2009 and 2008 are as follows.

(in millions)	Multimedia	Strategic Initiatives	Other or Unallocated	Consolidated
For the Three Months Ended:
March 28, 2009
Revenues from external customers	$ 16.9	$ —	$ —	$ 16.9
Loss from operations	(0.8)	(18.8)	(10.4)	(30.0)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1.5	2.4	0.1	4.0
Asset impairment charges	—	16.1	0.1	16.2
Restructuring charges	—	—	2.8	2.8
March 29, 2008
Revenues from external customers	$ 14.6	$ —	$ —	$ 14.6
Loss from operations	(3.3)	(3.1)	(15.4)	(21.8)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1.6	2.3	1.0	4.9

Multimedia

Revenues for the Multimedia segment increased $2.3 million during the first quarter of 2009, as compared to the first quarter of 2008, and resulted primarily from increased non-recurring technology development revenues primarily resulting from the receipt of final acceptance from Google on technology development services performed in support of the OHA, offset by lower royalty revenues resulting from a decline in unit sales of mobile subscriber services by wireless operators and device manufacturers. Unit sales were adversely impacted by worldwide economic conditions which caused a softening in consumer demand for new devices and services.

Loss from operations for the Multimedia segment decreased $2.5 million during the first quarter of 2009 and was attributable to the $2.3 million increase in revenues described above and a decrease in the operating expenses of our Multimedia segment as a result of cost reduction actions implemented in the first quarter of 2009.

Strategic Initiatives

Loss from operations for the Strategic Initiatives segment increased $15.7 million during the first quarter of 2009 is primarily attributable to $16.1 million in asset impairment charges recognized in the first quarter of 2009 related to certain of our domestic AWS spectrum licenses and our Germany wireless spectrum license, partially offset by lower losses associated with our investment in Hughes Systique of $0.3 million and lower operating expenses resulting from cost reduction actions implemented in the first quarter of 2009.

Other or Unallocated

The loss from operations classified as Other or Unallocated decreased $5.0 million during the first quarter of 2009 and is primarily attributable to the corporate cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities.

Comparison of Our First Quarter of 2009 to Our First Quarter of 2008 – Discontinued Operations

The results of operations of our discontinued Networks and Semiconductor segments and WiMax Telecom business are as follows:

	Three Months Ended
(in millions)	March 28, 2009	March 29, 2008	Increase (Decrease)
Revenues	$ 1.2	$ 11.4	$ (10.2)
Operating expenses:
Cost of revenues	1.7	14.0	(12.3)
Engineering, research and development	3.5	39.3	(35.8)
Sales and marketing	0.7	9.1	(8.4)
General and administrative	0.6	6.8	(6.2)
Asset impairment charges	3.2	—	3.2
Restructuring charges	4.7	—	4.7
Total operating expenses	14.4	69.2	(54.8)
Net gain on business divestitures	0.1	—	0.1
Loss from operations	(13.1)	(57.8)	44.7
Other expense, net	(0.7)	(0.8)	0.1
Net loss	$ (13.8)	$ (58.6)	$ 44.8

Revenues

The $10.2 million decrease in revenues from discontinued operations during the first quarter of 2009 was primarily attributable to our divestiture of our IPWireless subsidiary in December 2008.

Cost of Revenues

The $12.3 million decrease in cost of revenues from discontinued operations during the first quarter of 2009 was primarily attributable to our divestiture of our IPWireless subsidiary and the discontinuation of operations at our GO Networks subsidiary in the fourth quarter of 2008.

Engineering, Research and Development

The $35.8 million decrease in engineering, research and development expenses from discontinued operations during the first quarter of 2009 is primarily attributable our divestiture of our IPWireless subsidiary and the discontinuation of operations at our GO Networks subsidiary in the fourth quarter of 2008, and the shut down of the operations of our semiconductor business in the first quarter of 2009. The compensation related costs incurred in relation to the employees terminated in connection with the shut down of our semiconductor business are included in restructuring charges.

Sales and Marketing

The $8.4 million decrease in sales and marketing expenses from discontinued operations during the first quarter of 2009 is primarily attributable our divestiture of our IPWireless subsidiary and the discontinuation of operations at our GO Networks subsidiary in the fourth quarter of 2008, and the shut down of the operations of our semiconductor business in the first quarter of 2009. The compensation related costs incurred in relation to the employees terminated in connection with the shut down of our semiconductor business are included in restructuring charges.

General and Administrative

The $6.2 million decrease in general and administrative expenses from discontinued operations during 2008 primarily is primarily attributable to our divestiture of our IPWireless subsidiary and the discontinuation of operations at our GO Networks subsidiary in the fourth quarter of 2008, and lower operating expenses at our WiMax Telecom subsidiary resulting from cost reduction actions implemented in the first quarter of 2009.

Asset Impairment Charges

In connection with the implementation of our global restructuring initiative, we continue to review our long-lived assets for impairment and, in the first quarter of 2009, determined that indicators of impairment were present for the long-lived assets in our semiconductor business. We performed an impairment assessment of these assets and concluded that their carrying value exceeded their fair value. Accordingly, during the three months ended March 28, 2009, we recognized an asset impairment charge of $3.2 million.

We may incur additional asset impairment charges in the future as we continue to implement asset divestiture actions.

Restructuring Charges

In connection with the implementation of our global restructuring initiative, during the first quarter of 2009, we incurred employee termination costs of $4.6 million and $0.1 million in contract termination costs related to our discontinued operations. The employee termination costs incurred in the first quarter of 2009 primarily resulted from the termination of approximately 200 employees upon the shut down of our semiconductor business.

We may incur additional restructuring charges in the future as the implementation of our global restructuring initiative moves towards completion.

Net Gain on Business Divestitures

The net gain on business divestitures primarily relates to $0.1 million in cash received from the sale of certain assets of our GO Networks subsidiary during the first quarter of 2009.

Other Expense, Net

Other expense, net during the first quarter of 2009 was $0.7 million, as compared to $0.8 million during the first quarter of 2008, a decrease of $0.1 million. The decrease of $0.1 million was primarily attributable to lower net foreign currency exchange rate losses recognized during the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in July 2006, the net proceeds of $351.1 million from our issuance of Series A Preferred Stock in March 2007 and the net proceeds of $87.5 million from our issuance of the Second Lien Notes in October 2008. Our total unrestricted cash, cash equivalents and marketable securities held by continuing operations totaled $18.7 million at March 28, 2009.

In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, in the second half of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we have divested our network infrastructure businesses and shut down our semiconductor business and we are required to, among other things, pursue the sale of certain of our other businesses and assets, including our wireless spectrum licenses, and complete other cost reduction actions.

Our Senior Notes, Second Lien Notes and Third Lien Notes require that the net proceeds from any sales or dispositions of assets be applied towards the repayment of the notes, rather than being used to fund our ongoing operations. Additionally, the Senior Notes and Second Lien Notes require that we maintain a minimum cash balance of $5.0 million (“Minimum Balance Condition”). Failure to comply with the Minimum Balance Condition results in an immediate event of default.

In April 2009, we entered into a binding commitment letter with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman, to provide up to $15 million in working capital financing. Up to $7.5 million of the obligation to provide working capital financing has been assigned to Sola Ltd., a holder of our Second Lien Notes, Third Lien Notes and common stock warrants. The terms of the commitment letter provide that we will be entitled to borrow up to $15 million in one or more borrowings beginning June 1, 2009, subject to conditions including the completion of definitive documentation.  Amounts outstanding under the facility will bear interest at a rate of 14% per annum, payable in kind, and will be secured by a first lien on certain working capital collateral and second lien on the assets securing our Second Lien Notes, on a pari passu basis.  As a condition to such commitment we agreed to pay a commitment fee of $750,000 to Navation, Inc. and, upon the initial borrowing under such facility, we will issue to the lenders thereunder warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share. The terms of the commitment letter also provide that Mr. Salmasi will be nominated to serve an additional three-year term as Chairman of the Board of Directors, subject to stockholder approval at our 2009 annual meeting of stockholders, and that Navation, Inc. will have a right of first refusal to purchase the assets of our semiconductor business.

We believe that the completion of the asset divestiture and cost reduction actions contemplated by our global restructuring initiative, our current cash and cash equivalents, projected revenues from our Multimedia segment, our committed $15 million working capital financing and our ability to pay payment-in-kind interest, in lieu of cash interest, to the holders of 50% of the aggregate remaining outstanding principal balance of our Senior Notes will allow us to meet our estimated working capital requirements at least through March 2010.  Should we be unable to achieve the revenues and/or cash flows for fiscal year 2009 contemplated in our operating plan, which was approved by the Governance Committee of our Board of Directors on March 27, 2009, we will implement certain additional actions to reduce our working capital requirements including staffing reductions, the deferral of capital expenditures associated with the build-out requirements of our wireless spectrum licenses and reductions in foreign operations.

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

The following table presents our working capital (deficit), and our cash and cash equivalents balances:

(in millions)	March 28, 2009	December 27, 2008	Decrease for the Three Months Ended March 28, 2009
Working capital (deficit)	$ (4.0)	$ 21.2	$ (25.2)
Cash and cash equivalents	$ 18.7	$ 60.8	$ (42.1)
Cash and cash equivalents – discontinued operations	0.2	0.7	(0.5)
Total cash and cash equivalents	$ 18.9	$ 61.5	$ (42.6)

Uses of Cash, Cash Equivalents and Marketable Securities

The following table presents our utilization of cash, cash equivalents and marketable securities:

	Three Months Ended
(in millions)	March 28, 2009	March 29, 2008
Beginning cash, cash equivalents and marketable securities	$ 61.5	$ 166.7
Net operating cash used by continuing operations	(32.3)	(31.0)
Proceeds from the sale of wireless spectrum licenses	1.7	—
Payments on long-term obligations, excluding wireless spectrum lease obligations	(0.8)	(1.0)
Cash paid for acquisition of wireless spectrum licenses and subsequent lease obligations	(0.5)	(4.2)
Purchases of property and equipment	(0.1)	(1.3)
Decrease in restricted cash	—	25.0
Cash paid for business combinations, net of cash acquired	—	(4.5)
Other, net	0.2	(2.9)
Net operating, investing and financing cash used by discontinued operations	(10.8)	(59.2)
Ending cash, cash equivalents and marketable securities	18.9	87.6
Less: ending cash, cash equivalents and marketable securities-discontinued operations	(0.2)	(7.1)
Ending cash, cash equivalents and marketable securities-continuing operations	$ 18.7	$ 80.5

Significant Investing and Financing Activities During the First Quarter of 2009

During the first quarter of 2009, we completed the sale of certain of our owned AWS spectrum licenses in the United States to a third party for net proceeds, after deducting direct and incremental selling costs, of $1.7 million, and recognized a gain on the sale of $3,000. The net proceeds from the sale will be used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

Looking Forward

We anticipate our PacketVideo subsidiary will need minimal future cash investments based on its projected revenues, which are subject to the risks discussed in this Quarterly Report under the heading “Risk Factors”. Our PacketVideo subsidiary, which is reported in our Multimedia segment, supplies multimedia software and server solutions to many of the world’s largest wireless carriers and wireless handset manufacturers, who use it to transform a mobile phone into a feature-rich multimedia device that provides people with the ability to stream, download and play video and music, receive live TV broadcasts, and engage in two-way video telephony.

We have completed several steps to minimize the future working capital needs, including divesting our IPWireless subsidiary, shutting down the operations of our other network infrastructure businesses, which comprise our Networks segment, including the operations of our GO Networks and Cygnus subsidiaries and our Global Services and NextWave Network Support strategic business units, and shutting down the operations of our semiconductor business. Additionally, we have initiated divestiture actions for our WiMax Telecom business, which is reported in our Strategic Initiatives segment, and consists of strategic investments in European wireless spectrum and wireless broadband network operations.

In April 2009, we entered into the binding commitment letter with Navation to provide up to $15 million in working capital financing, as described above. The terms of the commitment letter provide that we will be entitled to borrow up to $15 million in one or more borrowings beginning June 1, 2009, subject to conditions including the completion of definitive documentation.

In addition to divesting and/or discontinuing the business units and subsidiaries described above, we are in the process of implementing certain additional cost reduction activities as follows:

•

A re-sizing of our corporate overhead functions to match the anticipated reduction in overall global support requirements, including our information technology, legal, finance, human resources and corporate branding and marketing functions.

•	Integration of certain corporate administration functions into our PacketVideo operations in San Diego, California.
•	Continued pursuit of wireless spectrum license sales, which will reduce our outstanding indebtedness thereby reducing the interest costs payable in future years.

Proceeds from the sale of our assets, including wireless spectrum and our office building in Nevada, net of costs to sell, must be used to redeem our Senior Notes, Second Lien Notes and Third Lien Notes.

At March 28, 2009, the principal balances on our Senior Notes, due in July 2010, our Second Lien Notes, due in December 2010, and our Third Lien Notes, due in December 2011, were $216.8 million, $112.3 million and $495.3 million, respectively. We will be required to successfully monetize most of our wireless spectrum assets in order to retire our debt. There is no guarantee that we will be able to find third parties interested in purchasing our wireless spectrum assets at prices sufficient to retire this debt prior to maturity. To date, we have realized a significant return on the sale of our domestic AWS spectrum licenses. However, there can be no assurance that we will realize a similar return upon the sale of our remaining wireless spectrum holdings. While we have no material debt maturities prior to July 2010, the United States credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, as well as our operating losses, we may not be able to refinance our existing debt at maturity on favorable terms, or at all. If we are unable to pay our debt at maturity, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries.

Our long term operating success will depend on our ability to execute our cost reduction and divestiture programs in a timely manner, to obtain favorable cash flow from the continued growth and market penetration of our PacketVideo subsidiary, and optimally executing our wireless spectrum sale program so as to meet debt payment requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. Our accounting policies are described in more detail in Note 1 to our consolidated financial statements for the year ended December 27, 2008, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2009.

 There have been no significant changes in our critical accounting policies and estimates from December 27, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At March 28, 2009, our investment portfolios held by continuing and discontinued operations included unrestricted and restricted cash and investment securities that are subject to interest rate risk and will decline in value if interest rates increase. Interest income earned on our investments is affected by changes in the general level of U.S. interest rates. These income streams are generally not hedged.

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

Other Market Risk

At March 28, 2009, we held auction rate securities with an aggregate carrying value of $22.5 million. With the liquidity issues experienced in the global credit and capital markets, auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, we have been unable to liquidate our remaining auction rate securities and these securities are subject to declines in fair value as a result of their current illiquidity. To date, we have recognized losses of $2.7 million representing our estimate of the decline in the fair value of our auction rate securities through March 28, 2009. The risk associated with the illiquidity of our auction rate securities is mitigated by our participation in UBS’s auction securities rights offering, which allow us to sell our auction rate securities at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

As more fully described in Item 9A of our Annual Report on Form 10-K for the year ended December 27, 2008, we reported that our management identified a control deficiency that represents a material weakness in our internal control over financial reporting. The material weaknesses identified by management resulted from a lack of effective controls over the accounting for our global restructuring initiative, including the accounting and income tax implications of asset sales, impairments and divestitures, and debt issuances and redemptions. As a result of the identification of this material weakness, our principal executive officer and principal financial officer concluded that as of December 27, 2008, our disclosure controls and procedures were not effective pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f).

Management is in the process of identifying the remediation actions required to successfully remediate the identified material weakness in our internal control over financial reporting, which will include supplementing our existing accounting personnel with additional resources with expertise in technical accounting matters. We anticipate that the remediation actions will be identified and implemented by the end of the second quarter of 2009.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that the identified material weakness in our internal control over financial reporting had not been fully remediated and, therefore, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report. Notwithstanding the material weakness described above, management believes that the consolidated financial statements included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

On February 20, 2009, Arden Realty Limited Partnership (“Arden”) filed a complaint in California State Superior Court for the County of San Diego against us, alleging breach of two written lease agreements for commercial property. Arden seeks damages in the amount of $2.5 million and $1.4 million respectively for the alleged breaches, as well as interest, attorneys’ fees, among other things. In April 2009, we entered into a settlement and lease termination agreement with Arden, whereby Arden agreed to dismiss the complaint and terminate the lease agreements in exchange for a cash payment of $0.6 million. Accordingly, at March 28, 2009, we recorded a liability for the settlement amount to be paid to Arden.

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

Our management concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report, in particular due to a control deficiency that represents a material weakness in our internal control over financial reporting. A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness identified by management resulted from a lack of effective controls over the accounting for our global restructuring initiative, including the accounting and tax implications of asset sales, impairments and divestitures, and debt issuances and redemptions. Our failure to properly account for our global restructuring initiative resulted from a lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to these types of transactions. This material weakness is more fully explained in Part II “Item 9A” in this Annual Report on Form 10-K. Management is in the process of identifying the remediation actions required to successfully remediate the identified material weakness in our internal control over financial reporting. We anticipate that the remediation actions will be identified and implemented by the end of the second quarter of 2009.

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

We have realized significant operating losses during each reporting period since our inception in 2005 and expect to realize further operating losses in the future. In an effort to reduce our working capital requirements, in the third quarter of 2008, we commenced the implementation of a global restructuring initiative. In October 2008, we expanded our restructuring initiative through the adoption of an operating budget as required pursuant to the terms of the Second Lien Notes (the “Operating Budget”), the appointment of an interim Chief Operating Officer and the formation of a Governance Committee of our Board of Directors with responsibilities for monitoring compliance with the Operating Budget and overseeing certain asset management activities contemplated by the Operating Budget. The Operating Budget contemplated that we would no longer provide any funding to, or incur liabilities with respect to, the network infrastructure businesses comprising our Networks segment, including our IPWireless, Go Networks and Cygnus Communications subsidiaries, and our semiconductor and WiMax Telecom business units past certain dates as reflected in the budget. In order to implement the actions required by the Operating Budget, we sold a controlling interest in our IPWireless subsidiary, shut down the operations of our network infrastructure businesses, including the operations of our GO Networks and Cygnus subsidiaries and our Global Services and NextWave Network Support strategic business units, and our semiconductor business, and initiated bankruptcy liquidation proceedings for three of our network infrastructure subsidiaries in Israel, Denmark and Canada. We have retained Canaccord Adams to explore strategic transactions for the divestiture of our semiconductor business and goetzpartners to explore the sale of our WiMAX Telecom business and our wireless spectrum licenses in Europe.

In connection with the implementation of our global restructuring initiative, to date, we have reduced our global workforce by approximately 53% and vacated seven leased facilities. In the second half of 2008, we incurred employee termination costs of $8.0 million, lease abandonment and related facility closure costs of $2.6 million and other restructuring costs of $4.8 million, including costs related to the divestiture and closure of discontinued businesses and contract termination charges. For the three months ended March 28, 2009, we incurred employee termination costs of $4.7 million, lease abandonment and related facility closure costs of $1.4 million and other restructuring costs of $1.2 million, including costs related to the divestiture and closure of discontinued businesses and contract termination charges.

We anticipate that our restructuring activities will continue in 2009 as we continue to implement cost reduction actions and pursue asset divestitures. The completion of our restructuring activities has required and will continue to require significant management time and focus and the incurrence of professional fees and other expenses. The accounting for certain of our restructuring activities is complex, and we have identified a material weakness in our internal control over financial reporting due to our failure to properly account for such transactions.

We have obtained a commitment for working capital financing in order to complete our restructuring activities, support our ongoing operations and continue as a going concern. We entered into a binding commitment letter with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman, to provide up to $15 million in working capital financing. Our ability to access such funding remains subject to conditions including the completion of definitive documentation to the satisfaction of all parties. As a condition to such commitment, we paid a commitment fee of $750,000 to Navation, Inc. and, upon the initial borrowing under such facility, we will issue to the lenders thereunder warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share.

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

As of March 28, 2009, the aggregate principal amount of our secured indebtedness was $824.4 million. This amount includes our Senior Notes with an aggregate principal amount of $216.8 million, our Second Lien Notes with an aggregate principal amount of $112.3 million and our Third Lien with an aggregate principal amount of $495.3 million. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

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

We did not achieve our asset sale targets under our Senior Notes and Second Lien Notes and will accordingly incur additional interest expense and issue additional warrants.

The terms of our Senior Notes and Second Lien Notes required us to consummate, or enter into agreements pursuant to which we will consummate, asset sales for net proceeds of at least $350 million on or prior to March 31, 2009 (inclusive of net proceeds from $150 million of previously announced asset sales). We did not meet our asset sale targets. Accordingly, our Senior Notes began accruing additional interest at a rate of 2% per annum effective March 31, 2009 and, on April 8, 2009, we issued to the holders of our Second Lien Notes warrants to purchase 10.0 million shares of our common stock at an exercise price of $0.01 per share.

We have substantial debt maturities in 2010 and 2011 and our ability to retire our debt on or prior to its maturity dates will require us to successfully sell a substantial portion of our domestic and international spectrum assets. If we are unable to retire our debt through asset sales, we may not be able to refinance our debt at maturity.

Our Senior Notes, having an aggregate principal amount of $216.8 million at March 28, 2009, will mature in July 2010 and our Second Lien Notes, having an aggregate principal amount of approximately $112.3 million at March 28, 2009, will mature in December 2010. In addition, our Third Lien Notes, having an aggregate principal amount of $495.3 million at March 28, 2009, will mature in December 2011. Fifty-percent of the aggregate remaining outstanding principal balance of our Senior Notes, and all of our Second Lien Notes and Third Lien Notes, bear payment-in-kind interest at rates of 14.0%, 14.0% and 7.5%, respectively, which will increase the principal amount of this debt upon retirement. We are required to use the net proceeds of asset sales to retire our debt with limited exceptions. We expect that we will be required to successfully monetize a substantial portion of our wireless spectrum assets in order to retire our debt. There is no guarantee that we will be able to find third parties interested in purchasing our wireless spectrum assets at prices sufficient to retire this debt prior to maturity. Although we continue to believe that the fair value of our wireless spectrum assets at least approximates the carrying value, the sale price of our wireless spectrum assets will be impacted by, among other things:

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

On September 16, 2008, a putative class action lawsuit captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc., Allen Salmasi, George C. Alex and Frank Cassou, Defendants” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an expanded class period, between November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act.

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

Our Multimedia segment generates all of our revenues from continuing operations and is dependent on a limited number of customers. For the three months ended March 28, 2009, sales to three Multimedia customers, Google, Verizon Wireless and NTT DoCoMo, accounted for 34%, 19%, and 13%, respectively, of our consolidated revenues from continuing operations. If any of these customers terminate their relationships with us, our revenues and results of operations could be materially adversely affected.

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

Our future success depends largely upon the continued service of our board members, executive officers and other key management and technical personnel, particularly James Brailean, our Chief Executive Officer, Chief Operating Officer and President.

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

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

As previously disclosed, on May 4, 2009, we promoted Francis J. Harding to the role of Chief Financial Officer. In addition to his new responsibilities, Mr. Harding will continue to maintain his role as our Executive Vice President, Corporate Controller and Chief Accounting Officer. On May 6, 2009 we entered into a letter agreement with Mr. Harding detailing certain terms governing the employment relationship between NextWave and Mr. Harding (the “Letter Agreement”).

 The initial term of the Letter Agreement is three years, subject to extension for all periods beyond the conclusion of the term that Mr. Harding remains employed by us. As part of the Letter Agreement, Mr. Harding is entitled to a one time Retention Payment of $30,000 and a base salary of $153.00 per hour, effective as of January 1, 2009.

If Mr. Harding’s employment with us is terminated for Good Reason, as defined in the Letter Agreement, or without Cause, as defined in the Letter Agreement, then we will pay to Mr. Harding (i) all accrued salary and wages as of the date of termination; (ii) accrued vacation as of the date of termination and (iii) six months of Mr. Harding’s base salary. Additionally, we will provide continued medical, dental, and vision insurance coverage for Mr. Harding for six months from the date of the termination of his employment. Furthermore, if Mr. Harding’s employment is terminated without Cause or for Good Reason or upon the conclusion of the term of the Letter Agreement, we will retain Mr. Harding as a independent contractor consultant, subject to execution of a mutually agreeable contract, whereupon Mr. Harding will provide general managerial and financial consultancy services to NextWave for the six month period following the termination of Mr. Harding’s employment with us. Mr. Harding would be compensated $5,000 per week to perform such services.  If such services provided by Mr. Harding exceed twenty hours per week, we will compensate Mr. Harding with an additional payment of $250 per hour for every hour worked by Mr. Harding in excess of twenty hours per week.  In the event that we terminate Mr. Hardings’s employment for Cause, the Letter Agreement provides that we will pay Mr. Harding all of his accrued wages and salary that he is owed as part of his employment with us.

The Letter Agreement is filed as Exhibit 10.36 of this Form 10-Q.

ITEM 6. Exhibits

Exhibit No.	Description

10.36	Letter Agreement, dated May 6, 2009, between Francis J. Harding and NextWave Wireless Inc. Regarding Employment Benefits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for James Brailean.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James Brailean.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTWAVE WIRELESS INC. (Registrant)

May 7, 2009	By: /s/ Francis J. Harding
(Date)	Francis J. Harding
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

10.36	Letter Agreement, dated May 6, 2009, between Francis J. Harding and NextWave Wireless Inc. Regarding Employment Benefits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for James Brailean.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James Brailean.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.