Form 10-K/A
period 2008-12-27
NextWave Wireless Inc.
filed 2009-05-13
CIK 1374993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT No. 1

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

(none)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     ☐ No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court. Yes ☒   No ☐

As of April 30, 2009, there were 103,091,858 shares of common stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends NextWave Wireless Inc.’s (“we,” “us,” “our,” “the Company,” or “NextWave”) Annual Report on Form 10-K for the year ended December 27, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2009 (the “Original Filing”).

This Amendment is being filed to amend the Original Filing to include the information required by Items 10 through 14 of Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K permits the information in the above referenced items to be included in the Form 10-K filing by incorporation by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We filed our definitive proxy statement outside such 120-day period and therefore we are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Exchange Act, Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety to include as exhibits updated certifications required by the Sarbanes-Oxley Act of 2002. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

3

FORM 10-K/A

NEXTWAVE WIRELESS INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

CORPORATE GOVERNANCE

Board Committees

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our Board of Directors has adopted charters for each of its standing committees. Copies of our committee charters are available without charge upon request directed to NextWave Wireless Inc. Investor Relations, 10350 Science Center Drive, Suite 210, San Diego, California 92121, and from our website at www.nextwave.com.

Audit Committee

Our Audit Committee assists the Board of Directors in fulfilling its responsibility relating to (a) the integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) application of our codes of conduct and ethics as established by the Board of Directors, (d) our independent registered public accounting firm’s qualifications, engagement, compensation and performance, their conduct of the annual audit of our financial statements, and their engagement to provide any other services, (e) performance of our system of internal controls, (f) preparation of the Audit Committee report, as required pursuant to SEC rules and (g) maintenance and oversight of procedures for addressing complaints about accounting matters. In discharging its duties, the Audit Committee has the sole authority to select (subject to stockholder ratification, which ratification is not binding on the Audit Committee), compensate, evaluate and replace the independent accountants, review and approve the scope of the annual audit, review and pre-approve the engagement of our independent accountants to perform audit and non-audit services, meet independently with our independent accountants and senior management, review the integrity of our financial reporting process and review our financial statements and disclosures and certain SEC filings.

The Board of Directors has determined that all three members of the Audit Committee, Mr. Douglas F. Manchester, Mr. Robert T. Symington and Judge William H. Webster are independent, and that Mr. Symington is qualified as an “audit committee financial expert”, applying the listing standards of Nasdaq and in accordance with applicable rules of the SEC as of the date of this Amendment. Mr. Symington serves as chairman of the Audit Committee. Mr. Symington qualifies as an “audit committee financial expert” because of his relevant experience in the area of finance and financial matters, including management positions at various investment companies such as M.D. Sass and Avenue and advanced academic study in finance and accounting. In making Audit Committee independence assessments, the Board determined that Avenue Capital Group is not currently an affiliate of the Company based on the fact that Avenue has not exercised its rights under a Designated Director Agreement to nominate a member of the Board of Directors and does not currently hold voting securities because it has not exercised warrants or converted Third Lien Notes held by Avenue. The Board will continue to monitor the affiliate status of Avenue Capital Group in considering Mr. Symington’s continued eligibility to serve on the Audit Committee.

The Audit Committee met ten times in 2008. The Audit Committee regularly holds meetings at which it meets with our independent registered public accounting firm and without management present.

Compensation Committee

Our Compensation Committee (a) administers our executive compensation program, (b) determines and approves targeted total compensation, as well as each individual compensation component for our executive officers, (c) determines and recommends to the Board of Directors equity-based plans and (d) reviews and approves any employee retirement plans, other benefit plans or any amendments thereto.

The members of our Compensation Committee are Mr. Rosen, Judge Webster and Mr. Symington, who serves as the chairman of the Compensation Committee. The Board of Directors has determined that all three members of the Compensation Committee are independent pursuant to the listing standards of Nasdaq.

Our Board of Directors has delegated to the Compensation Committee sole decision-making authority with respect to all compensation decisions for our executive officers, including determinations of annual incentive award payments and grants of equity awards. The Compensation Committee approves these payments and awards after considering our corporate performance and the individual performance of our executives (and considers the recommendations of our Chief Executive Officer in this regard). The Compensation Committee is also responsible for evaluating the performance of our Chief Executive Officer, in light of our corporate performance and his individual performance.

The Compensation Committee’s decisions are made with input from our Chief Executive Officer (except with respect to his own compensation) and, where appropriate, other senior executives. The Compensation Committee also considers information provided by and the input of our Human Resources department, which evaluates publicly available compensation information along with other sources of data. The Committee also considers our overall executive compensation policies and goals in making its decisions. A discussion and analysis of the Company's compensation policies and decisions regarding the Company’s named executive officers as identified in the Summary Compensation Table included in this Amendment is contained in the Compensation Discussion and Analysis section of this Amendment.

To assist in performing its duties, the Compensation Committee has the authority to engage external compensation consultants and other advisors. In 2008, the Compensation Committee did not retain any consultants or advisors to assist it in formulating or making executive compensation decisions.

The Compensation Committee reviews and discusses with management the Compensation Discussion and Analysis included in this Amendment and determines whether to recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment and the Company’s Annual Report on Form 10-K. This recommendation is set forth in the Compensation Committee Report section of this Amendment.

The Compensation Committee met five times in 2008.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee (a) identifies and recommends to the Board of Directors individuals qualified to serve as directors of our company and on committees of the Board of Directors, (b) reviews corporate governance, (c) reviews and recommends changes to the size of the Board of Directors, (d) reviews the manner in which conflicts of interest are addressed and (e) recommends to the Board of Directors any changes in director compensation.

The members of our Nominating and Corporate Governance Committee are Mr. Manchester, Mr. Rosen and Judge Webster, who serves as its chairman. As indicated, the Board of Directors has determined that all three members of the Nominating and Corporate Governance Committee are independent pursuant to the listing standards of Nasdaq.

The Nominating and Corporate Governance Committee met 1 time in 2008.

Designated Director Agreement

In connection with our October 2008 issuance of Second Lien Notes, we entered into an agreement with Avenue Capital Group providing that Avenue Capital Group shall have the right to nominate a director to the Board of Directors as soon as the Board has a vacancy or at any election of directors by the Company’s shareholders when there is not currently an Avenue Capital Group designated director serving on the Board. The agreement provides that Mr. Symington is not considered an Avenue Capital Group designated director for this purpose. Avenue Capital Group has elected not to nominate a director for election at the annual meeting but has the right to make an appointment to fill the vacancy created by the December 2008 resignation of Dr. Jones.

Stockholder Nominations

A stockholder entitled to vote in the election of directors may nominate one or more persons for election as director at a meeting if written notice of that stockholder’s intent to make the nomination has been given to us, with respect to an election to be held at an annual meeting of stockholders (A) not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the date that our Proxy Statement is released to stockholders in connection with the previous year's annual meeting of stockholders, or (B) (i) if no annual meeting was held in the previous year or (ii) the date of the annual meeting is more than 30 calendar days before or more than 60 days after such anniversary date, notice by the stockholders to be timely must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which the date of the annual meeting is publicly announced by the Company. With respect to an election to be held at a special meeting of stockholders, written notice of that stockholder’s intent to make the nomination shall have been given to us not less than ten (10) and not more than sixty (60) days before the date of the special meeting.

The notice shall include the name and address of the stockholder and his or her nominees, a representation that the stockholder is entitled to vote at the meeting and intends to nominate the person, a description of all arrangements or understandings between the stockholder and each nominee, other information as would be required to be included in a Proxy Statement soliciting proxies for the election of the stockholder’s nominees, and the consent of each nominee to serve as a director of the Company if so elected. We may require any proposed nominee to furnish other information as we may reasonably require to determine the eligibility of the proposed nominee to serve as a director of the Company.

As described above, the Company’s By-Laws contain provisions which address the process by which a stockholder may nominate an individual to stand for election to the Board at the Company’s annual meeting of stockholders. The Board has also adopted a formal policy concerning stockholder recommendations of Board candidates to the Nominating and Corporate Governance Committee. This policy is set forth in the Company’s Nominating and Corporate Governance Committee charter, which is available on the Company’s website at www.nextwave.com. Under this policy, the Nominating and Corporate Governance Committee considers director candidates recommended by stockholders who satisfy the notice, information and consent requirements set forth in the Company’s By-Laws.

We may require any proposed nominee to furnish other information as we may reasonably require to determine the eligibility of the proposed nominee to serve as a director of the Company.

Attendance at Board and Committee Meetings

It is our policy that directors are expected to dedicate sufficient time to the performance of their duties as a director, including by attending meetings of the stockholders, Board of Directors and committees of which they are a member.

In 2008, the Board of Directors held twenty two meetings (including regularly scheduled and special meetings). All directors attended at least 90% of the total number of meetings of the Board of Directors and committees of the Board of Directors on which such director served. All directors except Mr. Manchester attended our 2008 annual meeting of stockholders.

Stockholder Communications with the Board of Directors

Our Board provides a process for stockholders to send communications to the Board of Directors.

Stockholders and other parties interested in communicating directly with the Board of Directors as a group, may do so by writing to the Board of Directors, c/o Secretary, 10350 Science Center Drive, Suite 210, San Diego, California 92121. The Secretary will review all correspondence and regularly forward to the Board of Directors a summary of all such correspondence that, in the opinion of the Secretary, deals with the functions of the Board of Directors or committees thereof or that the Secretary otherwise determines requires attention. Concerns relating to accounting, internal controls or auditing matters will immediately be brought to the attention of the Chairman of the Audit Committee. We have adopted a Whistleblower Policy, which establishes procedures for submitting these types of concerns, either personally or anonymously through a toll free telephone “hotline” operated by an independent party. A copy of our Whistleblower Policy is available on our website at www.nextwave.com.

Board of Directors

We have a classified board of directors, divided into three classes, and the term of the Class III directors will expire on the date of our 2009 annual meeting of stockholders scheduled for June 11, 2009. The person nominated by the Board of Directors to be elected as Class III directors with a three-year term expiring at the 2012 Annual Meeting of Stockholders are described below. Messrs. Salmasi, Manchester and Symington are currently serving as Class III directors. The Board of Directors expects that each of the nominees will be available for election as a director. However, if by reason of an unexpected occurrence, one or more of the nominees is not available for election, the persons named in the form of proxy have advised that they will vote for such substitute nominees as the Board of Directors may propose.

Including the nominees, the Board of Directors currently consists of 6 directors, each of whom, other than the nominees, is described below. The term of the Class I directors shall expire at our 2010 annual meeting of stockholders, subject to the valid election and qualification of their respective successors. The term of the Class II directors shall expire at our 2011 annual meeting of stockholders, subject to the valid election and qualification of their respective successors.

We have entered into a binding commitment letter with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman, to provide up to $15 million in working capital financing.  The terms of the commitment letter provide that Mr. Salmasi will be nominated to serve an additional three-year term as Chairman of the Board of Directors, subject to stockholder approval at the annual meeting.

Name and present position, if any, with the Company	Age, period served as a director, other business experience
Allen Salmasi Chairman Class III director

Mr. Salmasi, 54, is currently Chairman of the Board of Directors. Mr. Salmasi served as our Chief Executive Officer and President from the inception of our Company in 2005 through May 4, 2009, when he assumed a Chairman role with a special mandate for maximizing the value of our wireless spectrum assets. Previously, Mr. Salmasi served as Chairman and CEO of NextWave Telecom, Inc. (“NextWave Telecom”) which he founded in 1995 and subsequently sold to Verizon Wireless in 2005. Prior to NextWave Telecom, Mr. Salmasi was a member of the Board of Directors, President of the Wireless Telecommunications Division, and Chief Strategic Officer of QUALCOMM Inc. He joined QUALCOMM in 1988 as a result of the merger of QUALCOMM and Omninet Corporation, which Mr. Salmasi founded in 1984. Mr. Salmasi initiated and led the development of CDMA technologies, standards and the associated businesses at QUALCOMM until 1995. At Omninet, he conceived and led the development of the first OmniTRACS system, which provides two-way messaging and position reporting services to mobile users.

Douglas F. Manchester Class III director

Mr. Manchester, 67, has served as a director of the Company since its inception. He is also chairman of Manchester Financial Group, LP. Mr. Manchester is one of San Diego’s leading private developers. His development projects include hotels, high-rise office buildings, residential properties, industrial parks and championship golf courses and resorts.

Robert T. Symington Class III director

Mr. Symington, 45, has served as a director of the Company since its inception. Mr. Symington has served as a Portfolio Manager at Avenue Capital Group since 2004. Mr. Symington, through his prior management positions at M.D. Sass Investor Services and Resurgence Asset Management, was an early investor in NextWave Telecom.

James C. Brailean, Ph.D\ CEO, COO and President Class II director

Dr. Brailean, 47, has served as a director of the Company since May 2007. Effective on May 4, 2009, Mr. Brailean was appointed as our Chief Executive Officer, Chief Operating Officer and President. Dr. Brailean was co-founder of our subsidiary PacketVideo Corporation. Under Dr. Brailean's leadership, PacketVideo has become a leading independent supplier of embedded multimedia solutions for mobile phones and other devices in the world. A scientist who led the development of the MPEG-4 standards for transmission of video and audio over wireless networks, Dr. Brailean holds 16 key U.S. patents that enable advanced multimedia communications. Dr. Brailean received his doctorate in electrical engineering from Northwestern University. He holds a Master's of Science degree in Electrical Engineering from the University of Southern California and a Bachelor's of Science degree in Electrical Engineering from the University of Michigan. Dr. Brailean serves on the Board of Directors of DivX, Inc., a Nasdaq-listed digital media company.

William H. Webster Class II director

Judge Webster, 85, has served as a director of the Company since its inception. From 1991 through 2008, Judge Webster served as a senior partner in Milbank, Tweed, Hadley & McCloy LLP's Washington office. Judge Webster is now a retired partner and continues to specialize in arbitration, mediation and internal investigation.

Prior to joining Milbank, Judge Webster began a long and illustrious career in public service. Judge Webster was U.S. Attorney for the Eastern District of Missouri, then a member of the Missouri Board of Law Examiners. In 1970, he was appointed a judge of the U.S. District Court for the Eastern District of Missouri, and then elevated to the U.S. Court of Appeals for the Eighth Circuit. Judge Webster resigned the judgeship to head the Federal Bureau of Investigation for nine years. In 1987, he was sworn in as Director of the Central Intelligence Agency. He led the CIA until his retirement from public office in 1991. Judge Webster has received numerous awards for public service and law enforcement and holds honorary degrees from several colleges and universities. Judge Webster currently serves as Chairman of the Homeland Security Advisory Council.

Jack Rosen Class I director

Mr. Rosen, 62, has served as a director of the Company since its inception. Mr. Rosen is chief executive of several commercial and residential real estate firms and the current Chairman of the American Jewish Congress. In addition, Mr. Rosen oversees a wide array of healthcare, cosmetic and telecommunications business ventures throughout the U.S., Europe and Asia. Active in international government and political affairs, Mr. Rosen has participated in numerous commissions and councils for President Bush and former President Clinton. Mr. Rosen is currently a member of the Council on Foreign Relations.

Executive Officers

The following persons currently serve as our executive officers in the capacities indicated below. Our executive officers are responsible for the management of our operations, subject to the oversight of the Board of Directors.

Chairman	Allen Salmasi

Chief Executive Officer, Chief Operating Officer and President	Dr. James Brailean

Executive Vice President, Chief Legal Counsel and Secretary	Frank A. Cassou

Executive Vice President, Chief Financial Officer	Francis J. Harding

Biographical information for our executive officers who do not serve on the Board of Directors is presented below.

Name	Position
Frank A. Cassou

Frank A. Cassou, 51, is Executive Vice President, Corporate Development and Chief Legal Counsel and Secretary of the Company. Mr. Cassou held similar positions at NextWave Telecom Inc., which he joined in 1996. Prior to joining the Company, Mr. Cassou was a partner at the law firm of Cooley Godward LLP, where he practiced corporate law representing telecommunications and technology companies. He was outside corporate counsel to QUALCOMM Inc. from June 1991 through February 1996, representing the company in its public financing and acquisition transactions, licensing agreements and the formation of strategic partnerships.

Francis J. Harding

Francis J. Harding, 64, has served as Chief Accounting Officer of the Company since August 2005.  Mr. Harding has served 18 years in senior financial management roles for international wireless carriers and wireless technology development companies.  Prior to joining the Company, Mr. Harding served as Vice President, Network Finance and Vice President, Finance for Leap Wireless International.  He previously served ten years at QUALCOMM, Inc., where he held senior positions, including Vice President, Corporate Controller, Vice President Finance, CDMA and Vice President Finance, International.  Formerly, Mr. Harding served as Executive Vice President and CFO of Monitor Technologies, Inc., in addition to senior financial roles at LORAL Corporation.  Mr. Harding earned a bachelor degree in mathematics from the University of Massachusetts and an MBA from Alliant International University.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the "Code”), that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of our Code are available without charge upon requests directed to Investor Relations, 10350 Science Center Drive, Suite 210, San Diego, California 92121, and from our website at www.nextwave.com. Any amendments to, or waivers under, our Code which are required to be disclosed by the rules promulgated by the SEC will be disclosed on the Company’s website at www.nextwave.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial stockholders, we believe that during the year ended December 27, 2008, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

The information contained in this Amendment No. 1 to our Annual Report on Form 10-K with respect to the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, the description of the Audit Committee and the independence of the non-management members of the Board of Directors shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference in a filing.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information regarding the compensation program in place for the persons serving as our executive officers at the end of fiscal 2008 (these executive officers are referred to in this Compensation Discussion and Analysis and in the Summary Compensation Table included in this Amendment as the “Named Executive Officers”). These persons include Mr. Salmasi, our Chairman, who served as our Chief Executive Officer (“CEO”) until May 4, 2009, Mr. Alex, who served as our Chief Financial Officer (“CFO”) until May 4, 2009, Dr. William Jones, who served as Chief Executive Officer of NextWave Network Products until December 24, 2008 and Mr. Cassou, Dr. Brailean and Mr. Salony, the three most highly-compensated individuals other than our CEO and CFO who were serving as executive officers at fiscal year-end.

Introduction

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

Our compensation decisions during 2008 and 2009 have been driven by our need to cut costs and restructure our business in order to continue as a going concern. As we complete our restructuring activities, we will consider compensation programs which are responsive to our goals of further developing our Multimedia business and maximizing the value of our significant portfolio of wireless spectrum assets. In order to successfully complete our restructuring activities and maximize the value of our remaining businesses, our executives must be capable of fulfilling our complex restructuring and cost-minimizing strategies, identifying new opportunities for our Multimedia business and determining and executing on the best alternatives for maximizing the value of our spectrum assets.

Our Multimedia business operates in a highly complex and competitive business environment, which is being constantly reshaped by sweeping technological advances, rapidly changing market requirements, and the emergence of new competitors. To thrive in this environment, we must continuously develop and refine new products and technologies, devise new business models, and demonstrate an ability to quickly identify and capitalize on new business opportunities. To achieve these objectives, our Multimedia business will continue to need a highly talented and seasoned team of technical and business professionals. talented engineers and other employees with the skills and experience to develop and commercialize mobile broadband products and technologies. Many of the direct competitors of our Multimedia business are well-established, international leaders in the wireless communications industry that have significantly greater financial, technical development, and marketing resources than we do. As a result, the compensation packages that we must use to attract and retain skilled employees will be influenced by the compensation practices of these other organizations.

As we emerge from a period of transition due to our global restructuring efforts, our challenge will be to develop a compensation program that is relevant to our continuing businesses and will enable us to retain, motivate, and appropriately reward our executives and other key employees to successfully execute our business strategy and maximize stockholder value.

Compensation Philosophy and Policies

During 2008, we compensated our executives through a mix of base salary, annual incentive awards, and long-term incentive compensation (in the form of equity awards) that is designed to be competitive with comparable companies in the Semiconductor, Software, Telecommunications, and Infrastructure industries operating within our geographic regions with whom we compete for executive talent. In allocating compensation among these components, we believe that the compensation of our executives, the individuals who have the greatest ability to influence our performance, should be predominately performance-based.

The market for experienced executives is highly competitive in the various industries in which we operate, and includes several well-established, international organizations, as well as our direct business competitors. Consequently, we have historically monitored the compensation practices of these companies, as well as those within our industries generally, to ensure that our executive compensation program reflects current market trends. In fiscal 2008, as in past years, our Human Resources department prepared compensation market data for our management and the Compensation Committee of our Board of Directors to use, based on information that it compiled from publicly-available proxy statements and survey data for comparable industry positions. Our Human Resources department screens the survey data to confirm that the information is appropriate given our size, type, and mix of businesses, and the industries in which we compete for executive talent.

It is important to note that the compensation market data prepared by our Human Resources department provides only a reference point for our management in formulating compensation proposals and the Compensation Committee in making executive pay decisions. In particular, the Compensation Committee uses this information solely to validate the range of competitive pay for our executives. It is not used to determine an executive’s total compensation or any individual compensation component. The Compensation Committee’s decisions about an executive’s compensation relative to the market considers the scope, complexity, and responsibility of the executive’s position in relation to positions in the sources of data. The Compensation Committee exercises its judgment in interpreting the compensation market data. As a result, an executive’s actual compensation relative to the compensation market data is a result of the Compensation Committee's assessment of our financial results, current business condition, and the individual performance factors described below. In the future, as we continue to grow, we expect to conduct periodic benchmarking reviews to ensure that our executive compensation, both in terms of targeted total compensation, as well as the mix and amounts of individual compensation components, is competitive within the industries in which we compete for executive talent.

For 2008, we set the total cash compensation for our executives (that is, the sum of base salary plus target annual incentive award opportunities) at levels that we believe are comparable to and competitive with the companies with whom we compete for executive talent. Consequently, the targeted total cash compensation for Mr. Salmasi, our CEO, was set at $1,184,123, consisting of his then-base salary of $777,000 and a target annual incentive award opportunity equal to 100% of his base salary. The Compensation Committee believed that, at this level, Mr. Salmasi’s targeted total cash compensation was in line with the prevailing market practices and the importance of his individual contributions to the Company. In the case of the other Named Executive Officers, their targeted total cash compensation ranged from approximately $450,000 to approximately $800,000.The Compensation Committee believed that the targeted total cash compensation of Messrs. Alex, Cassou, Salony and Drs. Brailean and Jones was consistent with that of comparable positions at other companies as reflected in the compensation market data and their individual contributions and roles during the 2008 fiscal year.For fiscal 2008, Mr. Cassou had a target annual incentive award opportunity equal to 75% of his base salary while Mr. Alex and Drs. Brailean and Jones had target annual incentive award opportunities equal to 50% of their base salaries. The targeted total cash compensation of Drs. Brailean and Jones was increased in fiscal 2008 to reflect their new positions and responsibilities as Chief Executive Officer – NextWave Mobile Products and Chief Executive Officer – NextWave Network Products, respectively. We believe that these total cash compensation opportunities were consistent with our overall compensation philosophy prior to the commencement of our global restructuring activities in 2008.

We have followed a flexible approach to compensation that involves establishing salary grades and target annual incentive award opportunities for all of our employees, including our executives, and evaluating performance after fiscal year-end to determine actual incentive award payments. For the past three years, fiscal 2005 through 2007, our annual incentive awards have been determined after the end of our fiscal year based on the size of a fixed bonus pool which is then allocated among our employees, including our executives, based on their salary gradeand an assessment of corporate and individual performance in accordance with our CEO’s recommendations (except with respect to his own award). In connection with our global restructuring activities, we determined that we would not pay any annual incentive awards for fiscal 2008 performance.

Equity awards have historically formed an important component of our compensation program. We have granted equity awards to all new hires, including new executives, based on their salary grade to provide them with an appropriate long-term incentive compensation opportunity. Our founding executives received such baseline awards upon our emergence from the Chapter 11 reorganization in April 2005 as a new wireless technology company. Drs. Brailean and Jones received baseline awards following our acquisitions of PacketVideo in July 2005 and IPWireless in May 2007, respectively. In addition, a significant portion of the annual incentive awards paid in respect of performance for the short fiscal 2005 period, fiscal 2006 and fiscal 2008 were paid in equity, reflecting our desire to tie compensation more closely to our long-term performance and to conserve our cash resources for the growth of our business.

Oversight of Executive Compensation Program

The Compensation Committee administers our executive compensation program. The Compensation Committee determines and approves targeted total cash compensation, as well as each individual compensation component, based on its review and evaluation of the proposals and recommendations presented by our CEO (except with respect to his own compensation). Our CEO is typically present at Committee meetings where executive compensation and corporate and individual performance are discussed and evaluated (except where his own compensation and performance are discussed). Only Compensation Committee members are allowed to vote on decisions regarding executive compensation.

In determining targeted total compensation, the Compensation Committee reviews each component and the mix of compensation that comprises each executive’s total compensation package. This process includes comparing the compensation market data prepared by our Human Resources department to our executives as a group, or individually in the case of our CEO. To support our compensation objectives, the Compensation Committee may make adjustments to our executives’ compensation components to bring them closer to that of the companies with whom we compete for executive talent. For example, we do not offer our employees retirement benefits and therefore almost none of our executives’ total compensation is attributed to retirement pay. We believe that this is an appropriate departure from the practices of many of the larger companies with whom we compete for executive talent because we provide a larger allocation of equity compensation, which provides significant long-term income potential. In addition to adjusting the allocation among compensation components for our executives, or the CEO, as the case may be, individual pay may differ for any executive based on individual performance, tenure, and a subjective assessment of future potential. Adjustments also may be made to base salary or incentive compensation based on internal equity among our executives.

For a more complete description of the responsibilities of the Compensation Committee, see “CORPORATE GOVERNANCE – Board Committees – Compensation Committee” included in this Amendment, and the Compensation Committee’s charter, which is posted on our website at www.nextwave.com.

Compensation Components

In fiscal 2008, the primary components of our executive compensation program were:

▪	base salary
▪	annual incentives
▪	equity compensation
▪	other benefits

Base Salary

We use base salary to fairly and competitively compensate our executives, including the Named Executive Officers, for the jobs we ask them to perform. We view base salary as the most stable component of our executive compensation program, as this amount is not at risk.

We believe that the base salaries of our executives should be targeted at or above the median of base salaries for executives in similar positions with similar responsibilities at comparable companies, consistent with our compensation philosophy. Because of our emphasis on performance-based compensation for executives, base salary adjustments are generally made only when we believe there is a significant deviation from the market or an increase in responsibility. The Compensation Committee reviews the base salary levels of our executives each year to determine whether an adjustment is warranted or necessary.

Fiscal 2008 Decisions. The Compensation Committee reviewed the base salaries of our executives for fiscal 2008, including the Named Executive Officers, in March 2008. At that time, base salaries were adjusted to reflect the increases that the Compensation Committee deemed necessary to maintain our executives’ salaries at a competitive level. In making these adjustments, the Compensation Committee took into account the scope of the executive’s responsibilities, his experience, and his prior performance, and balanced these factors against the compensation market data. In adjusting each executive’s base salary, the Compensation Committee also considered internal equity among our executives.

Specifically, Mr. Salmasi’s annual base salary was increased to $819,000, Mr. Alex’s annual base salary was increased to $378,560, Mr. Cassou’s annual base salary was increased to $500,760, Dr. Brailean’s annual base salary was increased to $390,000, Mr. Salony’s annual base salary was increased to $313,313 and Dr. Jones’s annual base salary was increased to $390,000. While the increases for Messrs. Salmasi, Alex, and Cassou were primarily intended to keep their base salaries at or near the market median, the increases for Drs. Brailean and Jones were largely in recognition of the increased responsibilities and duties of their new positions as Chief Executive Officer – NextWave Mobile Products and Chief Executive Officer – NextWave Network Products, respectively.

Fiscal 2009 Decisions. Subsequently, in connection with our global restructuring initiative, the Compensation Committee revisited the base salaries of our executives, including the Named Executive Officers. At that time, both Mr. Salmasi and Salony’s salaries were reduced by 50% to $409,500 and $192,808 respectively.

The base salaries paid to the Named Executive Officers during fiscal 2008 are reported in the Summary Compensation Table included in this Amendment.

Annual Incentives

The Compensation Committee has the authority to make discretionary annual incentive awards to our executives, including the Named Executive Officers, after the end of the fiscal year, once the financial results for the year are available. While we do not have a formal bonus plan for making these awards, typically we follow the same general process for making the awards each year. Using the target annual incentive award opportunities and the Company’s financial and operational performance for the completed fiscal year, our CEO establishes a proposed total bonus pool amount and tentative award allocations among our employees, including our executives (except with respect to his own award). The proposed total bonus pool amount and the tentative award allocations are subject to the approval of the Compensation Committee. These awards are intended to reward our employees and executives for achieving strategic and operational objectives during the year. Our CEO also evaluates the performance of each of our executives in order to formulate award recommendations for the Compensation Committee.

Fiscal 2008 Decisions. The target annual incentive award opportunities for our executives, including the Named Executive Officers, determined in fiscal 2008 for fiscal 2007 performance were established as a percentage of their base salaries. Mr. Salmasi’s target annual incentive award opportunity was 100% of his base salary; Mr. Cassou had a target annual incentive award opportunity equal to 75% of his base salary while Mr. Alex, Mr. Salony and Drs. Brailean and Jones had target annual incentive award opportunities equal to 50% of their base salaries. Following discussion and review of recommendations provided by Mr. Salmasi, in March 2008 the Compensation Committee determined that each executive had performed during fiscal 2007 in a manner that warranted the payment of an annual incentive award. In reaching this decision, the Compensation Committee considered the milestones that the Company had achieved in fiscal 2007, including product development achievements and its acquisitions and financing activities, as well as its integration of IPWireless into the Company. In recognition of the stage of development of the Company’s business, bonuses were paid at less than the full target incentive award levels. The Compensation Committee conducted an independent evaluation of Mr. Salmasi’s performance for fiscal 2007.

The form of payment for our annual incentive awards is subject to the discretion of the Compensation Committee. The Compensation Committee elected to pay out the annual incentive awards for fiscal 2007 performance in the form of fully-vested shares of the Company’s common stock and cash. The stock portion of the award was 60%, while the cash portion of the award represented the remaining 40%.

The annual incentive awards made to the Named Executive Officers in fiscal 2008 for fiscal 2007 performance are reported in the Summary Compensation Table included in this Amendment. Additional information about these awards is reported in the Grants of Plan-Based Awards Table included in this Amendment.

Fiscal 2009 Decisions. The target annual incentive award opportunities for our executives, including the Named Executive Officers, determined in fiscal 2009 for fiscal 2008 performance were established as a percentage of their base salaries exactly as in prior years. Due to our global restructuring initiatives and our overall need to reduce operating costs, the decision was made not to pay the annual incentive awards for fiscal 2008 performance.

Equity Compensation

We use equity compensation to promote an ownership culture that encourages long-term decision-making and building shareholder value. Through our equity compensation plan, we provide designated employees, including our executives, with equity incentives that help align their interests with those of our shareholders. Our practice has been to grant equity awards to new hires in an amount appropriate to their job level and responsibilities. Additional equity awards have been granted in connection with promotions (to make the total long term equity incentive held by such individual commensurate with other individuals in their new pay grade) and in lieu of annual cash incentive awards.

We believe that the opportunity to acquire equity creates and maintains an environment that motivates our employees to stay with the organization and provides a key incentive to them to promote our long-term success and build shareholder value. By providing employees a direct stake in our economic success, equity compensation assures a closer identification of their interests with those of the Company and our shareholders, stimulate their efforts on our behalf, and strengthen their desire to remain with us.

Although the accounting treatment for stock options changed for the Company in 2006 as a result of the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment “SFAS 123(R)”, making them an expense item for financial reporting purposes, given our current financial position, as well as the compensation practices used in our industry, we continue to use stock options as the primary means of providing equity to our employees.

Fiscal 2008 Decisions. In fiscal 2008, we did not make equity awards to our executives, including the Named Executive Officers (other than in connection with the payment of the annual incentive awards for fiscal 2007 performance). In the future, we may consider making one-time or annual ongoing equity awards to our executives to remain competitive, support our ownership culture and increase retention.

The equity awards made to the Named Executive Officers in fiscal 2008 relating to the payment of annual incentive awards for fiscal 2007 performance are reported in the Summary Compensation Table included in this Amendment. Additional information about these awards, including the number of shares subject to each award and the award’s grant date fair value, is reported in the Grants of Plan-Based Awards Table included in this Amendment.

Acquisition-Related Payments

Dr. Jones. In connection with the Company’s acquisition of IPWireless in May 2007, the shareholders of IPWireless, including Dr. Jones, agreed that a portion of the acquisition consideration would be payable only if earned upon the achievement of certain revenue milestones relating to IPWireless's public safety business and TDtv business during the fiscal 2007 to fiscal 2009 timeframe as specified in the merger agreement for the transaction (the “Earn-out Payments”). Some of this consideration was potentially payable during fiscal 2007, with other amounts potentially payable in fiscal 2008, 2009, and 2010. As provided in the merger agreement, if earned, a specified amount of this additional consideration would be payable in cash or shares of the Company’s common stock at its election, and a lesser specified amount of this additional consideration would be payable in cash or shares of the Company’s common stock at the election of the representative of the IPWireless shareholders. In addition, some of this additional consideration would be placed in escrow for 12 months from the closing date of the acquisition in order to compensate us for any indemnifiable losses the Company may incur as a result of any breach of the representations and warranties or covenants of IPWireless contained in the merger agreement.

As previously disclosed by the Company, some of the specified revenue milestones were achieved during fiscal 2007 and, accordingly, Dr. Jones received a payment in fiscal 2008 determined in accordance with the formulas contained in the merger agreement. Additionally in July 2008, our $13.3 million escrow claim was settled resulting in the return to us of cash of $4.9 million and approximately 1.5 million shares of our common stock. The remaining purchase consideration held in escrow was distributed to the former shareholders of IPWireless in accordance with the terms of the acquisition. Dr. Jones received $170,600 in NextWave shares as settlement of this escrow.

Equity Award Grant Practices

Our practice has been to determine the level of equity compensation that we want to provide to an employee and then to grant an option for the number of shares of the Company’s common stock with an exercise price equal to the closing sale price of the common stock on the grant date (or on the last preceding trading date if the shares are not traded on the option grant date). We generally make stock option grants at each meeting of the Compensation Committee to newly-hired employees, as well as to existing employees who have recently been promoted to new positions.

Generally, it is our policy to make grants of stock options for new hires on the dates of scheduled Compensation Committee meetings after the date of hire. The proximity of any awards to earnings announcements or other market events is coincidental to the schedule established for Compensation Committee meetings. We try to make stock option grants at times when they will not be influenced by scheduled releases of information. We do not grant options that are “in-the-money” or that have exercise prices that are below market value on the date of grant.

Going forward, we intend to assess the desirability of granting other forms of equity compensation, such as restricted stock awards and restricted stock units, to our employees, including the Named Executive Officers. Among other things, we intend to consider the motivation effects of these alternative forms of equity compensation, as well as their dilutive effect on our outstanding capitalization.

Other Benefits

Historically, we have not provided retirement benefits to our executives, including the Named Executive Officers. However, we offer all of our U.S. employees, including the Named Executive Officers, the opportunity to participate in our tax-qualified defined contribution plan, a Section 401(k) savings plan. This plan serves as the primary vehicle for our employees to accumulate retirement benefits. Currently, we do not match any employee contributions (including contributions of the Named Executive Officers) made to the Section 401(k) plan. We believe that the total amount of retirement benefits made available to our executives, including the Named Executive Officers, under this plan, when added to our equity awards, is consistent with the level of total compensation that we seek to provide to our executives.

We provide medical, disability and life insurance benefits to our executives, including the Named Executive Officers, on the same terms and conditions as are generally available to all of our salaried employees.

Except as noted in the following sentence, we do not provide perquisites or other personal benefits to our executives, including the Named Executive Officers. Mr. Alex received an annual vehicle allowance. This benefit was provided to offset his extraordinary commuting costs given the distance of his residence from our former location in Connecticut, where Mr. Alex maintained his office during 2008. Mr. Salony received an annual housing and vehicle allowance. This benefit was provided to offset the extraordinary commuting costs given the distance of his residence from our location in Las Vegas, Nevada, where Mr. Salony maintained his office in 2008.

Employment, Severance and Change-in-Control Agreements

Our executives, including the Named Executive Officers (other than Dr. Jones, the former Chief Executive Officer of NextWave Network Products), are not parties to employment, severance or change in control agreements. Following the May 2007 acquisition of IPWireless, we assumed the obligations under pre-existing employment agreements between IPWireless and Dr. Jones in order to retain his services as an executive of the Company. These employment arrangements provide for Dr. Jones to receive certain compensation and benefits in the event of termination of his employment under certain circumstances. The employment agreements remain an obligation of IPWireless, which is no longer a consolidated subsidiary of the Company following the acquisition of 75% of the equity interests in IPWireless by a newly formed entity controlled by Dr. Jones and other members of IPWireless senior management in December 2008.

Specifically, the employment agreement with Dr. Jones provides for specified severance payments and benefits in the event of the termination of his employment by the Company without cause, including (a) a lump cash payment in an amount equal to his annual base salary, subject to applicable tax withholding requirements, (b) the extension of his post-termination stock option exercise period for one year following the date of his termination of employment and (c) a continued right to receive payment, if applicable, under the IPWireless EIP.

For more information about this arrangement, see the discussion of Potential Payments Upon Termination or Change in Control and the accompanying narrative of this Amendment.

Both the NextWave Wireless Inc. 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”) and the NextWave Wireless 2007 New Employee Stock Incentive Plan (the “2007 New Employee Stock Incentive Plan”) provide for immediate and full vesting of all outstanding stock options upon a change in control of the Company (as defined in the plans). This provision applies to all of the outstanding stock options held by our executives, including the Named Executive Officers. We believe that this arrangement is important as a recruitment and retention device, as most of the companies with which we compete for executive talent have similar agreements in place for their senior employees.

Rule 10b5-1 Trading Plans

Our executives, including the Named Executive Officers, may implement a trading plan under Exchange Act Rule 10b5-1 subject to pre-clearing the plan with the Company’s Vice President—Investor Relations. Such plans may be implemented as long as they are entered into (i) when the executive is not in possession of material nonpublic information about the Company and (ii) during one of the Company’s an open trading periods.

Tax Deductibility of Executive Compensation

Section 162(m) of the U.S. Federal tax code prevents the Company from taking a tax deduction for certain non-performance-based compensation in excess of $1 million in any fiscal year paid to the chief executive officer and the three other most highly compensated named executive officers (excluding the chief financial officer). While we generally seek to ensure the deductibility of the incentive compensation paid to our executives, the Compensation Committee retains the flexibility necessary to provide cash and equity compensation in line with competitive practice, our compensation philosophy and the best interests of stockholders even if these amounts are not fully tax deductible.

2008 Summary Compensation Table

The following table sets forth information with respect to the compensation of our Named Executive Officers for services in all capacities to us and our subsidiaries.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Allen Salmasi President, CEO & Chairman of the Board of Directors (5)	2008	$777,000	$0	$0	$0	$17,123	$1,184,123
	2007	$770,769	$390,000	$0	$0	$16,522	$1,177,291
	2006	$723,692	375,000	$461,000	$179,945	$17,238	$1,756,875
George C. Alex EVP, Chief Financial Officer (6)	2008	$374,640	$0	$0	$0	$32,123	$491,574
	2007	$359,692	$84,812	$0	$0	$31,582	$476,086
	2006	$330,304	$87,500	$0	$77,155	$32,238	$527,197
James C. Brailean Chief Executive Officer, NextWave Mobile Products (7)	2008	$363,575	$0	$0	$0	$12,125	$452,178
	2007	$279,197	$676,478	$0	$0	$13,152	$968,827
	2006	--	--	--	--	--	--
Frank A. Cassou EVP, Chief Legal Counsel & Secretary	2008	$491,940	$0	$0	$0	$17,123	$705,342
	2007	$462,462	$196,279	$0	$0	$16,582	$658,741
	2006	$435,839	$168,750	$184,400	$87,941	$17,238	$894,168
R. Andrew Salony EVP, Chief Administrative Officer (8)	2008	$309,296	$0	$0	$0	$62,083	$440,904
	2007	-	-	-	-	-	-
	2006	--	--	--	--	--	--
William J. Jones Former Chief Executive Officer, NextWave Network Products (9)	2008	$361,672	-	$0	225,190	$36,167
	2007	$198,024	$84,659	$389,043	$113,283	$1,503,675	$2,288,684
	2006	--	--	--	--	--	--

1.

The amounts reported in this column for Messrs. Salmasi, Alex, and Cassou and Dr. Brailean for fiscal 2007 represent the discretionary annual incentive award earned by each executive for fiscal 2007 performance that was paid in fiscal 2008. Each executive received 40% of his incentive award payment in cash with the balance payable in fully vested shares of the Company’s common stock.

The amount reported in this column for Dr. Brailean for fiscal 2007 also reflects the payment of a $600,000 retention bonus that was offered to Dr. Brailean in July 2005 in consideration of his continued employment with PacketVideo following the acquisition of PacketVideo by the Company.

16

2.

The amount reported for Dr. Jones for fiscal 2007 represents the grant date fair value of the stock bonus award granted to him pursuant to the IPWireless Stock Bonus Plan as described in this Amendment. Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. See the Grants of Plan-Based Awards Table included in this Amendment for additional information on the stock awards granted in fiscal 2007. Note that the amounts reported in this column reflect the Company’s accounting cost for these awards, and do not correspond to the actual economic value that will be received by the Named Executive Officers from the awards.

3.

The amounts reported in this column represent the portion of the grant date fair value of the stock options granted to the Named Executive Officers during fiscal 2008 and in prior years that was recognized for financial reporting purposes with respect to fiscal 2007 and fiscal 2008 in accordance with SFAS 123(R). The amount reported for Dr. Jones represents the stock options granted to him pursuant to the NextWave Wireless 2005 Employee Stock Plan and the NextWave Wireless 2007 New Employee Stock Incentive Plan, an employment inducement plan. Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions made in calculating the grant date fair value amounts for the stock options granted in fiscal 2008 and in prior years are incorporated herein by reference to the discussion of those assumptions in footnote 13 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2009. See the Grants of Plan-Based Awards Table included in this Amendment for additional information on the stock options granted in fiscal 2008. Note that the amounts reported in this column reflect the Company’s accounting cost for these options, and do not correspond to the actual economic value that will be received by the Named Executive Officers from the options.

4.

The amounts reported in this column for fiscal 2008 comprise the following items: Mr. Salmasi, $17,123 for health, disability, and life insurance premiums; Dr. Brailean, $12,125 for health, disability, and life insurance premiums; Mr. Cassou, $17,123 for health, disability, and life insurance premiums; Mr. Alex, $15,000 for a vehicle allowance and

$17,123 for health, disability, and life insurance premiums; Mr. Salony, $52,480 for a housing and vehicle allowance and $9,602 for health, disability and life insurance premiums. Dr. Jones, $36,167, which represents the reimbursement of £10,000 per year for the cost of procuring his own health, disability, and life insurance premiums.

The amounts reported in this column for fiscal 2007 specifically for Dr. Jones comprise the following. $20,377 which represents the reimbursement of BPS 10,000 per year for the cost of procuring his own health, disability and life insurance premiums, $1,463,286 in connection with the IPWireless EIP (which was paid in cash in the amount of $217,040 and in 198,463 shares of the Company’s common stock), and $20,011 for his Fiscal 2007 Earn-Out Payment. Of the amount paid in connection with the IPWireless EIP, $362,765 is being held in escrow for 12 months from the closing date of the acquisition in order to compensate us for any indemnifiable losses the Company may incur as a result of any breach of the representations and warranties or covenants of IPWireless contained in the merger agreement. In July of 2008, after the settlement of $13.3 million claim, the remaining balance of the escrow was released to the former shareholders of IPWireless in accordance with the terms of the acquisition, $170,600 of escrow was released and paid to Dr. Jones.

5.	On May 4, 2009, Mr. Salmasi assumed the role of Chairman with a special mandate relating to the maximization of the value of the Company’s wireless spectrum assets.

6.

On May 4, 2009, Mr. Alex resigned as Executive Vice President – Chief Executive Officer in connection with the consolidation of corporate-level functions due to Company’s global restructuring activities.

7.	On May 4, 2009, Dr. Brailean assumed the role of Chief Executive Officer, Chief Operating Officer and President.

8.

Mr. Salony is currently employed by the Company but is no longer Executive Vice President, Chief Administrative Officer in connection with the consolidation of corporate-level functions due to the Company’s global restructuring activities.

9.

The amounts reported for Dr. Jones for fiscal 2007 represent his total compensation for the period from May 11, 2007, when he joined the Company, through December 29, 2007. For purposes of this table, the amounts reported for Dr. Jones have been converted into US Dollars at the 2008 and 2007 yearly average foreign currency exchange rate of 1.855 and 2.0019 respectively.

Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Allen Salmasi	4/25/08							36,111			$390,000
George C. Alex	4/25/08							7,852			$84,812
Frank A. Cassou	4/25/08							18,173			$196,279
James C. Brailean	4/25/08							7,081			$76,478
R. Andrew Salony	4/25/08							6,437			$69,526
William J. Jones	3/20/08							69,571		$5.59	$864,539
	3/28/08							90,563		$5.01	$453,963
	3/28/08								80,000	$4.79	$254,400
	4/25/08							7,708			$84,659
	7/17/08							32,780		$5.20	$170,600

2008 Grants of Plan-Based Awards Table

The following table sets forth, for the fiscal year ended December 27, 2008, information concerning the equity awards granted to each of the Named Executive Officers in fiscal 2008 under any plan. There were no non-equity incentive plan compensation awards granted to any of the Named Executive Officers in fiscal 2008.

1.

The 4/25/08 awards issued represent stock awards made in lieu of their annual cash incentive awards. The other stock awards issued to Dr. Jones were made in conjunction with the acquisition of IPWireless under the IPWireless EIP. The options issued to him were issued under the 2005 Employee Stock Incentive Plan.

The assumptions made in calculating the grant date fair value amounts for the plan-based awards granted in fiscal 2008 are incorporated herein by reference to the discussion of those assumptions in footnote 13 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2009.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Some of the elements of compensation, including equity awards, reported in the Summary Compensation Table and the Grants of Plan-Based Awards Table above for Dr. Jones are a result of the employment agreements between Dr. Jones and IPWireless, which was acquired by the Company in May 2007. The employment agreements remain an obligation of IPWireless, which is no longer a consolidated subsidiary of the Company following the acquisition of 75% of the equity interests in IPWireless by a newly formed entity controlled by Dr. Jones and other members of IPWireless senior management in December 2008. The following narrative summarizes the material terms of these employment agreements. None of the other Named Executive Officers have employment agreements with the Company.

The material terms of Dr. Jones’s employment agreement are as follows:

Compensation and Benefits. During the term of the agreements, Dr. Jones is eligible to receive the following compensation and benefits:

Base Salary. An annual base salary of £158,610, which is payable in monthly installments. Dr. Jones’s base salary was £158,610 as of December 29, 2007.

Annual Incentive. An annual performance-based incentive award of up to 50% of his base salary, based on IPWireless’s achievement of certain enumerated performance objectives, and Dr. Jones’s achievement of certain individual performance objectives.

Additional Benefits. An additional payment equal to 10% of his base salary reimburse him for the cost of procuring his own insurance benefits. Such benefits are paid directly by IPWireless to Dr. Jones.

Stock Options. Stock options to purchase shares of IPWireless’ common stock may be granted at the discretion of the Board of Directors.

Employee Incentive Plan Entitlement. IPWireless had an existing Employee Incentive Plan, pursuant to which participants were eligible to receive an incentive bonus upon the consummation of a change in control of IPWireless. In connection with the acquisition of IPWireless by NextWave, a portion of the total merger consideration payable was allocated to participants in the IPWireless EIP, including Dr. Jones. Subject to the achievement by IPWireless of certain revenue benchmarks, Dr. Jones may be entitled to receive up to a maximum of $3,998,559 through 2010 as a result of his participation in the IPWireless EIP.

IPWireless Stock Bonus Plan Entitlement. In connection with the acquisition of IPWireless, NextWave established the IPWireless Stock Bonus Plan as an inducement for employees of IPWireless to join NextWave and continue with the business following the acquisition of IPWireless. Dr. Jones and the other participants in the IPWireless Stock Bonus Plan waived their rights to any further payments under the plan in connection with the December 2008 transaction in which NextWave disposed of 75% of the equity interests of IPWireless.

Termination. Under specified circumstances, he or IPWireless may terminate his employment prior to the end of the term of the agreement. These circumstances, and any payments and benefits triggered by the termination, are described under Potential Payments Upon Termination or Change in Control of this Amendment.

2008 Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information as to the number and value of equity awards held by each of the Named Executive Officers as of the end of fiscal 2008, measured in terms of the last reported sale price for shares of the Company’s common stock on December 27, 2008 ($0.08 per share) as reported by Nasdaq.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Option Exercise Price ($)	Option Expiration Date
Allen Salmasi
April 13, 2005	416,666	0	$6.00	4/12/15
April 27, 2006	111,416	0	6.00	4/26/16
George C. Alex
April 13, 2005	250,000	0	$6.00	4/12/15
April 27, 2006	47,772	0	6.00	4/26/16
Frank A. Cassou
April 13, 2005	333,333	0	$6.00	4/12/15
April 27, 2006	54,450	0	6.00	4/26/16
James C. Brailean
July 20, 2005	366,666	53,473	$6.00	7/19/12
R. Andrew Salony
April 13, 2005	250,000	0	$6.00	4/12/15
April 27, 2006	5,775	0	$6.00	4/26/16
William J. Jones
June 10, 2007	214,126	129,368	$10.04	6/9/17
September 25, 2007	5,874	3,672	5.82	9/24/17
March 28, 2008	80,000	80,000	$4.79	3/24/09

(1)

The stock options granted on April 13, 2005 are immediately exercisable in full as of the option grant date, subject to an unvested share repurchase right (at the option exercise price) in favor of the Company in the event that the Named Executive Officer terminates employment with the Company for any reason prior to the fourth anniversary of the date of grant. This repurchase right expires in 48 equal monthly installments over a four year period commencing on the date of grant, beginning on May 13, 2005. As of December 27, 2008, Mr. Salmasi’s stock option had 34,732 shares that were still subject to this repurchase right, Mr. Alex’s stock option had 20,834 shares that were still subject to this repurchase right, Mr. Cassou’s stock option had 27,778 shares that were still subject to this repurchase right and Mr. Salony’s stock option had 20,834 shares that were still subject to this repurchase. The stock options granted on April 27, 2006 were granted in lieu of a cash incentive award for performance in fiscal 2005 and were vested in full as of the option grant date.

(2)

The stock option granted on July 20, 2005 is exercisable in 48 equal monthly installments over a four year period commencing on the date of grant, beginning on August 20, 2005. The option granted on June 10, 2007 is exercisable as to 25% of the underlying shares eleven months after the date of grant and thereafter in 36 equal monthly installments. The option granted on September 25, 2007 is exercisable as to 25% of the underlying shares eight months after the date of grant and thereafter in 36 equal monthly installments. The option granted on March 28, 2008 is a milestone based performance grant that vests 100% upon achievement of the specific milestone or at the 10 year anniversary of the grant date.

2008 OPTION EXERCISES AND STOCK VESTED TABLE

None of our Named Executive Officers exercised options to purchase our common stock or held restricted stock awards subject to vesting during fiscal 2008.

2008 PENSION BENEFITS TABLE

The Company did not sponsor any defined benefit pension plans for its employees, including the Named Executive Officers, during fiscal 2008.

2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

The Company did not maintain any nonqualified defined contribution plan for its employees, including the Named Executive Officers, during fiscal 2008.

POTENTIAL PAYMENTS UPON TERMINATION

OR CHANGE IN CONTROL

The Company does not maintain any contracts, agreements, plans, or arrangements that provide for payments to the Named Executive Officers at, following, or in connection with any termination of employment, including, without limitation, resignation, severance, retirement, or a constructive termination of a Named Executive Officer, or a change in control of the Company or a change in the Named Executive Officers responsibilities, except for the accelerated vesting of equity awards under the circumstances described below.

Upon the voluntary termination of employment of any of our executives, including the Named Executive Officers, any unvested portion of any outstanding stock options held by an executive is cancelled and the employee has 90 days from the date of termination of employment in which to exercise the vested portion of any such options. After the expiration of the 90-day period, the vested portion of any such options that remains unexercised is cancelled. The Company may, in the discretion of our Board of Directors of the Company and the Compensation Committee of the Board, accelerate the vesting of any unvested portion of any outstanding stock option upon an executive’s termination of employment.

Both the Company’s 2005 Stock Incentive Plan and 2007 New Employee Stock Incentive Plan provide that, in the event of a change in control of the Company (as defined in the respective plan), any unvested portion of any outstanding stock option shall immediately vest in full. This provision applies to all of the outstanding stock options held by our employees, including the Named Executive Officers. We believe that this arrangement is an important recruitment and retention device, as most of the companies with which we compete for talent have similar arrangements in place for their senior employees.

The following table sets forth the potential estimated payments and benefits to which each Named Executive Officer would be entitled upon a change in control of the Company, as a result of this vesting acceleration provision.

Name	Number of Unvested Option Shares (#)	Intrinsic Value of Options Shares Based on Accelerated Vesting as of December 27, 2008 ($) (1)
Allen Salmasi	34,732	$0.00
George C. Alex	20,834	$0.00
Frank A. Cassou	27,778	$0.00
James C. Brailean	53,473	$0.00
R. Andrew Salony	20,834	$0.00
William J. Jones	213,040	$0.00

(1)	For purposes of this calculation, the following assumptions were used:

▪	the date of the change in control of the Company was December 27, 2008;
▪

the market price per share of the Company’s common stock on the date of the change in control was equal to the last reported sale price for the shares of the Company’s common stock on December 26, 2008 ($0.08 per share);

▪	the number of unvested shares of the Company’s common stock as of December 27, 2008 was the number of shares that were subject to the Company’s unvested share repurchase right as of that date; and
▪

the value of the accelerated vesting of outstanding stock options is the intrinsic value of the options as of December 27, 2008 (that is, the value based upon the last reported sale price for the shares of the Company’s common stock on December 26, 2008 less the option exercise price).

The amounts reported in the table above do not include payments and benefits to the extent they may be provided on a non-discriminatory basis to all of the Company’s salaried employees generally upon termination of employment. These payments and benefits may include accrued salary and vacation pay and welfare benefits provided to all former employees, including medical and dental insurance and life insurance coverage.

2008 Director Compensation Table

The following table sets forth, for the fiscal year ended December 27, 2008, the total compensation of the non-employee members of the Company’s Board of Directors. (1)

Name	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)(4)	Total ($)
Douglas F. Manchester	$41,250	$173,146
Jack Rosen	$44,750	$136,909
Robert T. Symington	$39,250	$143,241
William H. Webster	$49,750	$162,820

(1)	As employees of the Company, Mr. Salmasi and Drs. Brailean and Jones received no compensation for serving as members of the Company’s Board of Directors.

(2)

The Company’s standard fee arrangements for non-employee directors are as follows: a $2,000 cash fee for each Board meeting attended in person, a $1,000 cash fee for each telephonic Board meeting attended, and a $750 cash fee for each Board committee meeting attended. In January 2009 the Board of Directors also approved a $40,000 annual retainer for each non-employee director. Also in January of 2009, the non-employee directors also received an annual stock option grant of 350,000 shares of the Company’s common stock for service on the Board of Directors, with 200,000 shares subject to immediate vesting and 150,000 shares subject to vesting over one year in equal montly increments. In addition, each non-employee director received an annual stock option grant of 8,500 shares of the Company’s common stock for service on each Board committee in respect of their fiscal 2008 service.

(3)

The amounts reported in the Option Awards column represent the portion of the grant date fair value of the stock options granted to the non-employee directors during fiscal 2008 and in prior years that was recognized for financial reporting purposes with respect to fiscal 2008 in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (“SFAS 123(R)”). Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions made in calculating the grant date fair value amounts for the options granted in fiscal 2008 and in prior years are incorporated herein by reference to the discussion of those assumptions in footnote 13 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2009. Note that the amounts reported in this column reflect the Company’s accounting cost for these options, and do not correspond to the actual economic value that will be received by the non-employee directors from the options.

(4)

The grant date fair value of the stock options granted to the non-employee directors during fiscal 2008 are as follows: Mr. Manchester , Mr. Rosen and Mr. Symington $124,800; and Judge Webster $144,000.

The aggregate number of stock options outstanding as of December 28, 2008 for each of the non-employee directors was as follows:

Name	Number of Shares Underlying Outstanding Options
Douglas F. Manchester (a)	188,076
Jack Rosen (b)	158,666
Robert T. Symington (c)	166,999
William H. Webster (d)	193,833

(a)

Includes an option to purchase 12,743 shares of the Company’s common stock with an exercise price of $1.96 per share, granted on September 15, 2004; an option to purchase 50,000 shares of the Company’s common stock with an exercise price of $6.00 per share, granted on April 13, 2005; an option to purchase 8,333 shares of the Company’s common stock with an exercise price of $6.00 per share, granted on April 27, 2006; an option to purchase 52,000 shares of the Company’s common stock with an exercise price of $11.80 per share granted on February 26, 2007; and an option to purchase 65,000 shares of the Company’s common stock with an exercise price of $4.79 per share granted on March 28, 2008.

(b)

Includes an option to purchase 33,333 shares of the Company’s common stock with an exercise price of $6.00 per share, granted on April 13, 2005; an option to purchase 8,333 shares of the Company’s common stock with an exercise price of $6.00 per share, granted on April 27, 2006; an options to purchase 43,500 shares of the Company’s common stock with an exercise price of $11.80 per share granted on February 26, 2007; an option to purchase 8,500 shares of the Company’s common stock with an exercise price of $9.00 per share granted on May 24, 2007; and an option to purchase 65,000 shares of the Company’s common stock with an exercise price of $4.79 per share granted on March 28, 2008.

(c)

Includes an option to purchase 33,333 shares of the Company’s common stock with an exercise price of $6.00 per share, granted on April 13, 2005; an option to purchase 16,666 shares of the Company’s common stock with an exercise price of $6.00 per share, granted on April 27, 2006; an option to purchase 52,000 shares of the Company’s common stock with an exercise price of $11.80 per share granted on February 26, 2007; and an option to purchase 65,000 shares of the Company’s common stock with an exercise price of $4.79 per share granted on March 28, 2008.

(d)

Includes an option to purchase 50,000 shares of the Company’s common stock with an exercise price of $6.00 per share, granted on April 13, 2005; an option to purchase 8,333 shares of the Company’s common stock with an exercise price of $6.00 per share, granted on April 27, 2005; an option to purchase 60,500 shares of the Company’s common stock with an exercise price of $11.80 per share granted on February 26, 2007; and an option to purchase 75,000 shares of the Company’s common stock with an exercise price of $4.79 per share granted on March 28, 2008.

For a description of our equity award grant practices for the non-employee directors, see “Equity Award Grant Practices” in the Compensation Discussion and Analysis section of this Amendment.

Perquisites and other personal benefits provided to each of the non-employee directors in fiscal 2008 were, in the aggregate, less than $10,000 per director.

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee are independent directors, and none of them are present or past employees or officers of ours or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K of the Securities Exchange Act of 1934. None of our executive officers currently serves, or in the past fiscal year has served, on the Board of Directors or Compensation Committee (or other committee serving an equivalent function) of an entity whose executive officers served on our Board or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A”) contained in the Company’s 2008 Proxy Statement and discussed that CD&A with management. Based on the Compensation Committee’s review of, and discussions with management, the Compensation Committee recommended to the Board of

Directors, and the Board of Directors has approved, that the CD&A be included in the Company’s Annual Report on Form 10-K and this Amendment for filing with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management

BENEFICIAL OWNERSHIP OF OUR COMMON STOCK

Set forth below is certain information as of April 22, 2009,with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, of our common stock by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock and our outstanding preferred stock, (b) each director and nominee for director, (c) each of the executive officers named in the Summary Compensation Table included in this Amendment and (d) all of our executive officers and directors as a group. Unless otherwise stated, the business address of each person listed is c/o NextWave Wireless Inc., 10350 Science Center Drive, Suite 210, San Diego, California 92121.

	Securities Beneficially Owned
Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Outstanding

Principal Security Holders:
Navation Inc. (1)	21,410,706	19.6%
Avenue Capital Group (2)	53,193,067	34.2%
Sola Ltd. (3)	23,929,801	19.8%
Officers, Directors and Nominees:
George C. Alex (4)	792,670	1%
James C. Brailean (5)	358,469	*
Frank A. Cassou (6)	2,827,325	2.7%
Kevin M. Finn (7)	1,458,360	1.4%
William J. Jones (8)	0	*
Douglas F. Manchester (9)	7,067,268	6.4%
Jack Rosen (10)	565,249	*
Allen Salmasi (11)	30,379,065	27.6%
Robert T. Symington (12)	419,098	*
William H. Webster (13)	532,249	1
All Others	2,888,744	2.8%
All directors and officers as a group	47,288,497	43.6%

* Less than 1%

The shares beneficially owned and ownership percentages reflected in the table above are based on the inclusion in the calculations for each individual or entity of (i) options held by such individual or entity that are exercisable within a period of 60 days from the record date, (ii) convertible Third Lien Notes held by such individual or entity that are convertible within a period of 60 days from the record dateand (iii) warrants held by such individual or entity that are exercisable within a period of 60 days from the record date, as applicable.

(1)

The address for Navation, Inc. is c/o Mr. Alain Tripod, 15, rue Général-Dufour, Case Postale 5556, CH - 1211 Genéve 11, Switzerland. Includes 4,788,183 shares issuable upon conversion of Third Lien Notes.

(2)

Based on the Schedule 13D filed by Avenue Capital Group and its affiliates on November 19, 2008, as amended on April 30, 2009. The address for Avenue Capital Group is 535 Madison Avenue, New York, NY 10022. Robert T. Symington, a member of the NextWave Board of Directors, is a portfolio manager of an Avenue Capital Group affiliate. Includes 39,834,406 shares issuable upon the exercise of warrants, 12,818,871 shares issuable upon conversion of Third Lien Notes and 398,416 shares underlying options held by Mr. Symington that are exercisable within 60 days. Marc Lasry is the managing member of Avenue Capital Management II GenPar, LLC, the general partner of Avenue Capital II and exercises voting and investment power over the securities beneficially owned by Avenue Capital II and by the funds thereof.

23

(3)

Based on the Schedule 13G filed by Solus Alternative Asset Management LP, Solus GP LLC and Christopher Pucillo on February 17, 2009. The address for Sola Ltd is 430 Park Avenue, 9th floor, New York, NY 10022. Includes 12,500,000 shares issuable upon the exercise of warrants and 5,179,801 shares issuable upon conversion of Third Lien Notes. Mr. Pucillo is the managing member of Solus GP LLC, the general partner of Solus Alternative Asset Management LP and exercises voting and investment power over the securities beneficially owned by Solus Alternative Asset Management LP.

(4)

Represents shares held by George C. Alex directly and indirectly through each of George C Alex Grantor Retained Annuity Trust and The Alex Family Foundation. Includes 297,772 shares underlying options that are exercisable within 60 days.

(5)	Includes 351,388 shares underlying options that are exercisable within 60 days.
(6)	Represents shares held by Frank Cassou directly and indirectly through the Cassou 2008 Annuity Trust. Includes 387,783 shares underlying options that are exercisable within 60 days.
(7)

Represents shares held by Kevin M. Finn directly and indirectly through KFMF Co. and The Kevin Finn and Madeline Marin-Finn Living Trust. Includes 252,672 shares issuable upon conversion of Third Lien Notes and 255,775 shares underlying options that are exercisable within 60 days.

(8)	William Jones left the Company on December 24, 2008. All unvested options expired 90 days from his last day worked, in accordance with the Company’s option plan.
(9)

Represents shares held by Douglas F. Manchester directly and indirectly through each of Manchester Financial Group, LP and Manchester Grand Resorts, LP. Includes 12,743 shares underlying options to purchase our common stock, arising from the conversion of options to purchase CYGNUS common stock that were converted into NextWave options in November 2006, 6,316,832 shares issuable upon conversion of Third Lien Notes and 419,493 shares underlying options that are exercisable within 60 days.

(10)	Includes 390,083 shares underlying options that are exercisable within 60 days.
(11)

Allen Salmasi is Chief Executive Officer of Navation, Inc. Mr. Salmasi may be deemed to beneficially own the shares of common stock held or record by Navation, Inc. Represents shares held by Allen Salmasi directly and indirectly through Navation, Inc. Includes 6,316,832 shares issuable upon conversion of Third Lien Notes and 528,082 shares underlying options that are exercisable within 60 days.

(12)	Includes 398,416 shares underlying options that are exercisable within 60 days.
(13)	Includes 423,916 shares underlying options that are exercisable within 60 days

Securities Authorized for Issuance Under Equity Compensation Plan

The Company granted options exercisable to purchase 3,513,687 shares of common stock through 89 stock option awards under all of its compensation plans during the fiscal year ended December 27, 2008. On March 28, 2008 the Company granted options for 1,035,005 shares that vest 100% upon the specific achievement of defined milestones assigned to each grantee, or after 10 years.

Information about our equity compensation plans at December 27, 2008 is as follows:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	4,693,032	$7.01	12,887,813
Equity compensation plans not approved by security holders (2)	12,065,809	$6.46	3,601,447
Total	16,758,841	$6.62	16,489,260

(1) In June 2006, NextWave Wireless LLC unit holders approved 20 million Units (approximately 3,333,333 shares of our common stock) issuable upon the exercise of options to be granted pursuant to the NextWave Wireless LLC 2005 Units Plan (the “2005 Units Plan”). The remaining Units issuable pursuant to the 2005 Units Plan were approved by the Bankruptcy Court in April 2005 in connection with the plan of reorganization of NextWave Telecom, Inc. and its subsidiaries, including NextWave Wireless LLC. On November 13, 2006, NextWave Wireless LLC merged with and into NextWave Wireless Inc, and the 2005 Units Plan was assumed by NextWave Wireless Inc., becoming the 2005 Stock Incentive Plan. In May of 2007, NextWave Wireless Inc. shareholders approved an amendment to the 2005 Stock Incentive Plan to increase the number of shares of common stock available for issuance from 12,500,000 to 27,500,000. Thus, 15,333,333 shares of our common stock issued or available for issuance pursuant to grants under the 2005 Stock Incentive Plan have been approved by stockholders.

(2) The remaining 9,166,666 shares of common stock issuable pursuant to the grant of options under the 2005 Stock Incentive Plan were approved in April 2005 by the Bankruptcy Court in connection with the plan of reorganization as described above. The 2005 Stock Incentive Plan provides for the issuance of nonqualified stock options, or restricted, performance-based, bonus, phantom or other stock-based awards to directors, employees and consultants of NextWave. Thus, 9,166,666 shares of our common stock issued or available for issuance pursuant to grants under the 2005 Stock Incentive Plan have not been approved by shareholders.

In September 2005, we issued a warrant to purchase up to 500,000 shares of our common stock to Station 4, LLC, a private advisory company, as partial consideration for services to be provided to the Company under a three-year advisory services agreement. The warrants have an exercise price of $6.00 per share, and were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. Stockholders did not approve the issuance of the warrants.

In July 2005, NextWave acquired PacketVideo Corporation, which became a wholly-owned subsidiary of the Company following the closing of the acquisition. In August 2005, the Board of Directors of PacketVideo Corporation adopted the PacketVideo Corporation 2005 Equity Incentive Plan (the “PacketVideo Plan”), pursuant to which employees of PacketVideo Corporation were authorized to receive up to 1,375,000 shares of our common stock upon the exercise of stock options and similar rights (after giving effect to the conversion described below). The PacketVideo Plan was subsequently amended on two occasions to increase the aggregate number of authorized shares to a total of 1,833,333 shares of our common stock. Pursuant to the terms of the PacketVideo Plan, on January 3, 2007, when we listed our common stock on the Nasdaq Global Market, each outstanding option, exercised or not, under the PacketVideo Plan was automatically converted from an option or other award to purchase PacketVideo common stock into an option or other award to purchase shares of NextWave common stock. The PacketVideo Plan was not approved by our stockholders.

Under the NASDAQ Marketplace Rules, listed issuers are permitted to grant compensatory equity to new employees for the purpose of inducing such persons to enter into an employment relationship with the issuer without stockholder approval. Each of the GO Networks Employee Stock Bonus Plan, the IPWireless Stock Bonus Plan and the 2007 New Employee Stock Incentive Plan described below were adopted by NextWave without stockholder approval pursuant to the inducement exemption.

In connection with the acquisition by NextWave of GO Networks, Inc. in February 2007, NextWave adopted the GO Networks Employee Stock Bonus Plan, whereby a select group of employees of GO Networks, Inc. may receive up to an aggregate of $5.0 million in shares of NextWave common stock upon the achievement of certain operational milestones in the 18-month period subsequent to the closing of the acquisition. The product shipment milestones were not achieved in 2008 and, accordingly, no bonuses have been earned under the plan.

In connection with the acquisition by NextWave of IPWireless in May 2007, NextWave adopted the IPWireless Stock Bonus Plan, whereby a select group of employees of IPWireless may receive up to an aggregate of $7.0 million in shares of NextWave common stock upon the achievement of certain operational milestones measured for fiscal 2007, 2008 and 2009. For the fiscal 2007 performance period, 543,486 shares were earned under the IPWireless Stock Bonus Plan. On March 24, 2008 a net of 320,698 shares were paid out to participants. 222,788 shares were withheld due to withholding tax payment obligations. In connection with our December 2008 sale of a controlling interest in IPWireless, the employees of IPWireless waived any continuing rights under the plan and, accordingly, no further bonuses are due and payable.

In February 2007, NextWave adopted the 2007 New Employee Stock Incentive Plan to offer shares of NextWave common stock for equity awards to new hires of the Company and its subsidiaries, including new employees who have joined the Company in connection with acquisitions. The 2007 New Employee Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors of NextWave, and provides for the grant of up to 2,500,000 shares of NextWave common stock to new hires of the Company as compensatory equity aimed at inducing such persons to enter into an employment relationship with the Company. This plan was then amended to provide up to 5,000,000 shares of NextWave common stock to new hires of the Company.

As of December 27, 2008 , options to acquire a total of 1,792,424 shares of common stock have been granted under the 2007 New Employee Stock Incentive Plan, leaving 3,207,576 options available for future grant under the plan

Item 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

We have entered into a binding commitment letter dated as of March 27, 2009, with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman, to provide up to $15 million in working capital financing. Our ability to access such funding remains subject to conditions including the completion of definitive documentation to the satisfaction of all parties. The terms of the commitment letter provide that we will be entitled to borrow up to $15 million in one or more borrowings after June 1, 2009, subject to conditions including the completion of definitive documentation.  Amounts outstanding under the facility will bear interest at a rate of 14% per annum, payable in kind, and will be secured by a first lien on certain working capital collateral and second lien on the assets securing our Second Lien Notes, on apari passu basis.  As a condition to such commitment we agreed to pay a commitment fee of $750,000 to Navation, Inc. and, upon the initial borrowing under such facility, we will issue to the lenders thereunder warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share. The terms of the commitment letter also provide that Mr. Salmasi will be nominated to serve an additional three-year term as Chairman of the Board of Directors, subject to stockholder approval at our annual meeting of stockholders, and that Navation, Inc. will have a right of first refusal to purchase the assets of our semiconductor business.

On December 24, 2008, we sold a controlling interest in our IPWireless subsidiary to IPW Holdings, Inc. (IPW Holdings”) and an affiliate of IPW Holdings, for an upfront cash payment of approximately $1.1 million, plus future cash payments of up to $0.5 million for reimbursement of transaction-related expenses. IPW Holdings was formed by the senior management team of IPWireless, including Dr. William Jones, Ph.D. Dr. Jones resigned from his positions as a member of our board of directors and the chief executive officer of our NextWave Networks Products division concurrent with the closing of the sale.

On October 9, 2008, we issued the Second Lien Notes in the aggregate principal amount of $105.3 million. The Second Lien Notes were issued at a 5% original issue discount, resulting in gross proceeds of $100.0 million. Of the Second Lien Notes issued in October 2008, Second Lien Notes in the aggregate principal amount of $78.9 million were purchased by Avenue AIV US, L.P., an affiliate of Avenue Capital Management II, L.P. (“Avenue Capital”). Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. The issuance of the Second Lien Notes and related transactions were approved by an independent committee of our Board of Directors. Additionally, we issued warrants to purchase an aggregate of 30.0 million shares of our common stock for an exercise price of $0.01 per share and paid $5.6 million in fees to Avenue AIV US, L.P. in connection with the Second Lien Notes issuance. In April 2009, we issued an additional warrant to purchase 7.5 million shares of our common stock for an exercise price of $0.01 per share to Avenue AIV US, L.P. as required pursuant to the terms of our Second Lien Notes.

On October 9, 2008, we also issued the Third Lien Notes in the aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Preferred Stock. Of our Series A Preferred Stock issued and sold in March 2007, 14%, 14% and 28% of the shares were sold respectively, to Navation, Inc., an entity owned by Allen Salmasi, our Chairman, Manchester Financial Group, L.P., an entity indirectly owned and controlled by Douglas F. Manchester, a member of our board of directors, and affiliates of Avenue Capital. These parties also participated on a pro rata basis in the exchange of our Series A Preferred Stock for the Third Lien Notes, which was approved by an independent committee of our Board of Directors.

Procedures for Approval of Related Party Transactions

Pursuant to our Audit Committee Charter, the Audit Committee reviews, discusses with management and our independent registered public accounting firm and approves any transactions or courses of dealing with related parties (including significant stockholders, directors, corporate officers or other members of senior management or their family members) that are significant in size or involve terms or other aspects that differ from those that would likely be negotiated with independent parties, including any safeguards or additional procedures to be applied in such circumstances.

On October 9, 2008, we completed a private placement of our Second Lien Notes and the exchange of our Series A Preferred Stock for the Third Lien Notes, as described herein. The purchasers of the Second Lien Notes included affiliates of Avenue Capital of which a member of our Board of Directors, Robert Symington, is a portfolio manager. The holders of our Series A Preferred Stock included, in addition to other investment funds and institutional investors, Navation, Inc., an entity owned by Allen Salmasi, our Chairman, Douglas F. Manchester, a member of our Board of Directors, and affiliates of Avenue, of which a member of our Board of Directors, Robert Symington, is a portfolio manager. Because two members of our Audit Committee were associated with entities involved in the private placement, our Board of Directors formed an independent committee consisting of Messrs. Rosen and Webster to review and approve the transaction and obtained a fairness opinion with respect to the transaction. None of the related parties received any compensation in connection with the financing or exchange and all investors were subject to the same terms and conditions.

The terms of our sale of a controlling interest in IP Wireless to IPW Holdings were approved by the Governance Committee, following the completion of a sale process in which the Company retained financial advisors. The Governance Committee had been granted the authority to oversee and approve the disposition of certain of our businesses in connection with our October 2008 Second Lien Notes financing and the initiation of our global restructuring initiative. The Governance Committee received advice in connection with the structure of the transaction and a fairness opinion relating to the consideration received by the Company in the transaction. Our working capital facility commitment letter with Navation, Inc. was approved by the Governance Committee, which received a fairness opinion relating to the terms of the financing. No member of the Governance Committee had a financial interest in either the IP Wireless transaction or the Navation working capital facility commitment.

Independence Standards for Directors

Our Board of Directors is required to affirmatively determine that a majority of our directors are independent under the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”), the principal securities exchange on which our common stock is traded.

During its annual review of director and nominee independence, our Board of Directors considers all information it deems relevant, including without limitation, any transactions and relationships between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of this review is to determine whether any relationships or transactions with NextWave impair such director or nominee’s ability to exercise independent judgment in carrying out the responsibilities of a director. The Board of Directors has not adopted any categorical standards for assessing independence, preferring instead to consider all relevant facts and circumstances in making an independence determination, including without limitation, applicable independence standards promulgated by Nasdaq. The Board of Directors considered the transactions and relationships described below, in addition to the transactions described under “TRANSACTIONS WITH RELATED PERSONS,” in making its determination that all directors and nominees other than Mr. Salmasi and Dr. Brailean are independent under the listing standards of Nasdaq.

Mr. Manchester is the shareholder and the general partner of Manchester Financial Group L.P. (“Manchester Financial”). Manchester Financial participated in our March 2007 preferred stock private placement and Mr. Manchester participated in the pro rata exchange of these shares for our Third Lien Subordinated Secured Convertible Notes due 2011 (“Third Lien Notes”), described in greater detail under “TRANSACTIONS WITH RELATED PERSONS”. Mr. Manchester together with his affiliates currently holds 330,943 shares of common stock and an investment in our Third Lien Notes in the aggregate principal amount of $67 million. These transactions were considered by our Board of Directors in making its determination that Mr. Manchester is independent under the listing standards of Nasdaq.

Mr. Symington is a Portfolio Manager at Avenue Capital Group. Avenue Capital Group and its affiliates (collectively, “Avenue”) hold an investment in our 7% Senior Secured Notes due 2010 (the “Notes”) in the aggregate principal amount of $175 million, warrants issued in connection with the Notes to purchase 1,935,990 shares of our common stock for $0.01 per share; an investment in our Senior-Subordinated Secured Second Lien Notes due 2010 (“Second Lien Notes”) in the aggregate principal amount of $79 million, warrants issued in connection with the Second Lien Notes to purchase 37.5 million shares of our common stock for $0.01 per share; and an investment in our Third Lien Notes in the aggregate principal amount of $135 million. The participation of Avenue in the Notes, Second Lien Notes and Third Lien Notes transactions were considered by our Board of Directors in making its determination that Mr. Symington is independent under the listing standards of Nasdaq.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees (in thousands) for services related to fiscal years 2008 and 2007 provided by Ernst & Young LLP, our principal accountants.

	Fiscal 2008	Fiscal 2007
Audit Fees (1)	$1,728	$1,713
Audit-Related Fees (2)	$116	$105
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0

(1)

Audit Fees represent fees billed for professional services rendered for the audit of our annual consolidated financial statements, including reviews of our quarterly financial statements, as well as audit services provided in connection with other regulatory filings in connection with our fiscal 2008 and 2007 filings of registration statements on Form 10, Form S-1, Form S-3, Form S-4, Form S-8 and Form 8-K.

(2)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements.

(3)	Tax Fees represent fees for professional services related to tax reporting, compliance and transaction services assistance.

(4)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.

The Audit Committee of the Board of Directors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by our principal accountant, Ernst & Young LLP. The policy requires that all services Ernst & Young LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal 2008 and fiscal 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)(1)Financial Statements. The consolidated financial statements were included in the Original Filing.

(2) Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or was included in the financial statements or notes included in the Original Filing.

(3) Exhibits. Those exhibits marked with a (1) refer to exhibits filed with the Original Filing. Those exhibits marked with a (2) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

(b) Exhibits

No.

2.1

Third Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of NextWave Personal Communications Inc., NextWave Power Partners Inc., NextWave Partners Inc., NextWave Wireless Inc. and NextWave Telecom Inc., dated January 21, 2005 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 of NextWave Wireless LLC filed May 1, 2006 (the Form 10”))

2.2

Agreement and Plan of Merger, dated as of April 6, 2007, by and among NextWave Wireless Inc., IPW, LLC, IPWireless, Inc. and J. Taylor Crandall, as stockholder representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed April 12, 2007)

2.3

Agreement and Plan of Merger, dated as of December 31, 2006, by and among NextWave Wireless Inc., Go Acquisition Corp., GO Networks, Inc. and Nechemia J. Peres, as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed January 3, 2007)

2.4

Agreement and Plan of Merger, dated November 7, 2006, by and among NextWave Wireless Inc., NextWave Wireless LLC and NextWave Merger LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed November 7, 2006)

3.1

Amended and Restated Certificate of Incorporation of NextWave Wireless Inc., as restated on November 6, 2006 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4/A of NextWave Wireless Inc. filed November 7, 2006)

3.2

Amended and Restated By-laws of NextWave Wireless Inc., adopted on October 30, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of NextWave Wireless Inc. filed November 2, 2007)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A filed November 7, 2006)

4.2	Form of Station 4, LLC Warrant (incorporated by reference to Exhibit 4.2 to the Form 10

4.3

Warrant Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Holders listed on Schedule I thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of NextWave Wireless LLC filed July 21, 2006 (the July 21, 2006 Form 8- K”))

28

4.4

Certificate of Elimination of Series A Senior Convertible Preferred Stock of NextWave Wireless Inc. (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.5

Securities Purchase Agreement, dated March 28, 2007, by and among NextWave Wireless Inc. and the Purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed March 30, 2007)

4.6

Second Lien Subordinated Note Purchase Agreement, dated October 9, 2008, among NextWave Wirelss Inc., NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as guarantors, Avenue AIV US, L.P. and Sola Ltd, as the note purchasers, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.7

Third Lien Subordinated Exchange Note Exchange Agreement, dated October 9, 2008, among NextWave Wireless Inc., NextWave Wireless LLC., as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and

Packetvideo Corporation, as guarantors, the note purchasers party thereto, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed November 6, 2008)

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

4.10

Registration Rights Agreement, dated October 9, 2008, between NextWave Wireless Inc., Avenue AIV US, L.P. and Sola Ltd. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.11

Second Amendment, dated as of September 26, 2008, to the Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.12

Designated Director Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Avenue Capital Management II, L.P. (incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.13

Amendment and Limited Waiver dated April 1, 2009 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (1)

10.1

Second Lien Parent Guaranty, dated October 9, 2008, by and among NextWave Wireless Inc., The Bank of New York Mellon, as collateral agent and the note purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.2

Second Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.3

Second Lien Pledge and Security Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 6, 2008)

29

10.4

Second Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.5

Intercreditor Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., as Issuer and Guarantor, NextWave Wireless LLC, as issuer and Guarantor, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc. and Packetvideo Corporation, as subsidiary guarantors, the Bank of New York, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.6

Third Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.6 to the Quarterly Spectrum

10.7

Third Lien Pledge and Security Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.8

Third Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.9

Senior-Subordinated Secured Second Lien Notes Commitment Letter, dated September 17, 2008, by and among Avenue Capital Management II, L.P., Sola Ltd, NextWave Wireless LLC and NextWave Wireless Inc. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.10	Spectrum Acquisition Agreement between AWS Wireless Inc. and T-Mobile License LLC, dated July 17, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 23, 2008)

10.11

First Amendment to the Purchase Agreement, dated March 12, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC and the holders named therein and the guarantors named therein, relating to the Company’s 7% Senior Secured Noted due 2010 (incorporated by reference to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.13

Securities Purchase Agreement, dated March 28, 2007, by and among NextWave Wireless Inc. and the Purchasers listed on Schedule I (the Purchasers”) thereto (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.14

Registration Rights Agreement, dated March 28, 2007, among NextWave Wireless Inc. and the Purchasers (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.17

Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and PacketVideo Corporation, as subsidiary guarantors, the note purchasers party thereto and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A of NextWave Wireless LLC filed September 8, 2006)

10.18

Guaranty, dated as of July 17, 2006, by and among NextWave Broadband, Inc., NW Spectrum Co., AWS Wireless Inc., PacketVideo Corporation and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the July 21, 2006 Form 8-K)

10.19	Parent Guaranty, dated as of July 17, 2006, between NextWave Wireless Inc. and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the July 21, 2006 Form 8-K)

30

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

10.29	PacketVideo Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on May 1, 2006)*

10.30	IPWireless, Inc. Amended and Restated Employee Incentive Plan, dated as of November 9, 2006 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 8, 2008)*

10.31	IPWireless, Inc. Employee Stock Bonus Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of NextWave Wireless Inc. filed July 13, 2007)*

10.32	Amendment to the IPWireless, Inc. Employee Stock Bonus Plan, dated as of March 10, 2008 (incorporated by reference to Exhibit 10.25 of the Annual Report on form 10-K filed March 13, 2008)*

10.33	CYGNUS Communications, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Form 10)*

10.34	GO Networks, Inc. Stock Bonus Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)*

10.35	Working Capital Facility Commitment Letter (1)

14.1	NextWave Wireless Inc. Code of Business Conduct and Ethics (available on the Company’s website at http://www.nextwave.com)

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Allen Salmasi, Chief Executive Officer(1)

31

31.2	Rule 13a-14(a)/15d-14(a) Certification of George C. Alex, Chief Financial Officer(1)

31.3	Rule 13a-14(a) / 15d-14(a) Certification of James Brailean, Chief Executive Officer (2)

31.4	Rule 13a-14(a) / 15d-14(a) Certification of Francis J. Harding, Chief Financial Officer (2)

32.1	Section 1350 Certification of Allen Salmasi, Chief Executive Officer(1)

32.2	Section 1350 Certification of George C. Alex, Chief Financial Officer(1)

*	These exhibits relate to management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to the corresponding exhibit to the Original Filing (File No. 001-33226)

(2)	Filed herewith.

32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2009.

NEXTWAVE WIRELESS INC.

By:	/s/ Francis J. Harding

Francis J. Harding
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on May 11, 2009.

Signature	Title

/s/ James Brailean	Chief Executive Officer, Chief Operating Officer and President (Principal Executive Officer)
James Brailean

Executive Vice President and Chief Financial Officer
/s/ Francis J. Harding	(Principal Financial Officer and Principal Accounting Officer)
Francis J. Harding

*	Chairman of the Board of Directors
Allen Salmasi

*	Director
Douglas Manchester

*	Director
Jack Rosen

*	Director
Robert T. Symington

*	Director
William H. Webster

*By: /s/ Frank A. Cassou
Frank A. Cassou
As Attorney-in-Fact

33

Item 15. Exhibits and Financial Statement Schedule

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

See Index to Financial Statements under Item 8 of this Annual Report.

(b) Exhibits

No.
2.1

Third Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of NextWave Personal Communications Inc., NextWave Power Partners Inc., NextWave Partners Inc., NextWave Wireless Inc. and NextWave Telecom Inc., dated January 21, 2005 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 of NextWave Wireless LLC filed May 1, 2006 (the Form 10”))

2.2

Agreement and Plan of Merger, dated as of April 6, 2007, by and among NextWave Wireless Inc., IPW, LLC, IPWireless, Inc. and J. Taylor Crandall, as stockholder representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed April 12, 2007)

2.3

Agreement and Plan of Merger, dated as of December 31, 2006, by and among NextWave Wireless Inc., Go Acquisition Corp., GO Networks, Inc. and Nechemia J. Peres, as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed January 3, 2007)

2.4

Agreement and Plan of Merger, dated November 7, 2006, by and among NextWave Wireless Inc., NextWave Wireless LLC and NextWave Merger LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed November 7, 2006)

3.1

Amended and Restated Certificate of Incorporation of NextWave Wireless Inc., as restated on November 6, 2006 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4/A of NextWave Wireless Inc. filed November 7, 2006)

3.2

Amended and Restated By-laws of NextWave Wireless Inc., adopted on October 30, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of NextWave Wireless Inc. filed November 2, 2007)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A filed November 7, 2006)

4.2	Form of Station 4, LLC Warrant (incorporated by reference to Exhibit 4.2 to the Form 10

4.3

Warrant Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Holders listed on Schedule I thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of NextWave Wireless LLC filed July 21, 2006 (the July 21, 2006 Form 8- K”))

4.4

Certificate of Elimination of Series A Senior Convertible Preferred Stock of NextWave Wireless Inc. (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.5

Securities Purchase Agreement, dated March 28, 2007, by and among NextWave Wireless Inc. and the Purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed March 30, 2007)

4.6

Second Lien Subordinated Note Purchase Agreement, dated October 9, 2008, among NextWave Wirelss Inc., NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as guarantors, Avenue AIV US, L.P. and Sola Ltd, as the note purchasers, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.7

Third Lien Subordinated Exchange Note Exchange Agreement, dated October 9, 2008, among NextWave Wireless Inc., NextWave Wireless LLC., as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and

Packetvideo Corporation, as guarantors, the note purchasers party thereto, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed November 6, 2008)

34

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

4.10

Registration Rights Agreement, dated October 9, 2008, between NextWave Wireless Inc., Avenue AIV US, L.P. and Sola Ltd. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.11

Second Amendment, dated as of September 26, 2008, to the Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.12

Designated Director Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Avenue Capital Management II, L.P. (incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.13

Amendment and Limited Waiver dated April 1, 2009 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (1)

10.1

Second Lien Parent Guaranty, dated October 9, 2008, by and among NextWave Wireless Inc., The Bank of New York Mellon, as collateral agent and the note purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.2

Second Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.3

Second Lien Pledge and Security Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.4

Second Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.5

Intercreditor Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., as Issuer and Guarantor, NextWave Wireless LLC, as issuer and Guarantor, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc. and Packetvideo Corporation, as subsidiary guarantors, the Bank of New York, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

35

10.6

Third Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.6 to the Quarterly Spectrum

10.7

Third Lien Pledge and Security Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.8

Third Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.9

Senior-Subordinated Secured Second Lien Notes Commitment Letter, dated September 17, 2008, by and among Avenue Capital Management II, L.P., Sola Ltd, NextWave Wireless LLC and NextWave Wireless Inc. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.10	Spectrum Acquisition Agreement between AWS Wireless Inc. and T-Mobile License LLC, dated July 17, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 23, 2008)

10.11

First Amendment to the Purchase Agreement, dated March 12, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC and the holders named therein and the guarantors named therein, relating to the Company’s 7% Senior Secured Noted due 2010 (incorporated by reference to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.13

Securities Purchase Agreement, dated March 28, 2007, by and among NextWave Wireless Inc. and the Purchasers listed on Schedule I (the Purchasers”) thereto (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.14

Registration Rights Agreement, dated March 28, 2007, among NextWave Wireless Inc. and the Purchasers (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.17

Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and PacketVideo Corporation, as subsidiary guarantors, the note purchasers party thereto and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A of NextWave Wireless LLC filed September 8, 2006)

10.18

Guaranty, dated as of July 17, 2006, by and among NextWave Broadband, Inc., NW Spectrum Co., AWS Wireless Inc., PacketVideo Corporation and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the July 21, 2006 Form 8-K)

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

36

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

10.29	PacketVideo Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on May 1, 2006)*

10.30	IPWireless, Inc. Amended and Restated Employee Incentive Plan, dated as of November 9, 2006 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 8, 2008)*

10.31	IPWireless, Inc. Employee Stock Bonus Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of NextWave Wireless Inc. filed July 13, 2007)*

10.32	Amendment to the IPWireless, Inc. Employee Stock Bonus Plan, dated as of March 10, 2008 (incorporated by reference to Exhibit 10.25 of the Annual Report on form 10-K filed March 13, 2008)*

10.33	CYGNUS Communications, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Form 10)*

10.34	GO Networks, Inc. Stock Bonus Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)*

10.35	Working Capital Facility Commitment Letter (1)

14.1	NextWave Wireless Inc. Code of Business Conduct and Ethics (available on the Company’s website at http://www.nextwave.com)

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Allen Salmasi, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of George C. Alex, Chief Financial Officer(1)

31.3	Rule 13a-14(a) / 15d-14(a) Certification of James Brailean, Chief Executive Officer (2)

31.4	Rule 13a-14(a) / 15d-14(a) Certification of Francis J. Harding, Chief Financial Officer (2)

32.1	Section 1350 Certification of Allen Salmasi, Chief Executive Officer(1)

32.2	Section 1350 Certification of George C. Alex, Chief Financial Officer(1)

*	These exhibits relate to management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to the corresponding exhibit to the Original Filing (File No. 001-33226)

(2)	Filed herewith.

37