Form 10-Q
period 2009-06-27
NextWave Wireless Inc.
filed 2009-08-06
CIK 1374993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51958

NEXTWAVE WIRELESS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5361360
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10350 Science Center Drive, Suite 210, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2009, there were 105,125,777 shares of the Registrant’s common stock outstanding.

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
Signatures
Index to Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	June 27, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$17,176	$60,848
Restricted cash and marketable securities	25,243	24,870
Accounts receivable, net of allowance for doubtful accounts of $31 and $95 at June 27, 2009 and December 27, 2008, respectively	5,478	4,530
Wireless spectrum licenses held for sale	113,063	112,741
Deferred contract costs, prepaid expenses and other current assets	4,092	5,734
Current assets of discontinued operations	18,696	24,726
Total current assets	183,748	233,449
Wireless spectrum licenses, net	417,797	442,415
Goodwill	38,662	38,662
Other intangible assets, net	16,612	18,933
Property and equipment, net	3,199	4,206
Other assets, including assets measured at fair value of $1,862 and $4,210 at June 27, 2009 and December 27, 2008, respectively	14,046	19,845
Total assets	$674,064	$757,510
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,304	$7,417
Accrued expenses	22,234	24,887
Current portion of long-term obligations	138,563	136,567
Deferred revenue	17,417	17,378
Other current liabilities	1,044	1,890
Current liabilities of discontinued operations	20,708	24,094
Total current liabilities	202,270	212,233
Deferred income tax liabilities	89,605	89,062
Long-term obligations, net of current portion	553,781	496,297
Other liabilities	16,592	16,034
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 103,092 shares issued and outstanding at June 27, 2009 and December 27, 2008	103	103
Additional paid-in-capital	843,584	838,865
Accumulated other comprehensive income	6,134	5,255
Accumulated deficit	(1,038,005)	(900,339)
Total stockholders’ deficit	(188,184)	(56,116)
Total liabilities and stockholders’ deficit	$674,064	$757,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Revenues	$12,035	$16,563	$28,950	$31,113
Operating expenses:
Cost of revenues	5,512	5,125	11,720	9,754
Engineering, research and development	5,571	6,965	11,666	13,109
Sales and marketing	2,206	3,275	5,040	7,774
General and administrative	14,560	17,883	27,337	38,930
Asset impairment charges	83	—	16,286	—
Restructuring charges (credits)	(710)	123	2,048	123
Total operating expenses	27,222	33,371	74,097	69,690
Gain on sale of wireless spectrum licenses	668	—	671	—
Loss from operations	(14,519)	(16,808)	(44,476)	(38,577)
Other income (expense):
Interest income	83	405	307	2,446
Interest expense	(39,124)	(18,767)	(75,864)	(33,922)
Other income (expense), net	79	(471)	(1,618)	(1,788)
Total other income (expense), net	(38,962)	(18,833)	(77,175)	(33,264)
Loss from continuing operations before provision for income taxes	(53,481)	(35,641)	(121,651)	(71,841
Income tax provision	(67)	(270)	(254)	(457)
Net loss from continuing operations	(53,548)	(35,911)	(121,905)	(72,298)
Loss from discontinued operations, net of gain (loss) on divestiture of discontinued operations of $51, $0, $(2) and $0 and income tax provision of $8, $155, $8 and $199, respectively	(1,939)	(48,545)	(15,761)	(107,176)
Net loss	(55,487)	(84,456)	(137,666)	(179,474)
Less: Preferred stock imputed dividends	—	(7,260)	—	(14,385)
Accretion of issuance costs on preferred stock	—	(73)	—	(145)
Net loss applicable to common shares	$(55,487)	$(91,789)	$(137,666)	$(194,004)
Net loss per common share – basic and diluted:
Continuing operations, including preferred stock dividends and costs	$(0.35)	$(0.42)	$(0.81)	$(0.88)
Discontinued operations	(0.01)	(0.47)	(0.10)	(1.09)
Net loss	$(0.36)	$(0.89)	$(0.91)	$(1.97)
Weighted average shares used in per share calculation	156,017	102,765	150,522	98,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 27, 2009	June 28, 2008
OPERATING ACTIVITIES
Net loss	$(137,666)	$(179,474)
Loss from discontinued operations, net of taxes	(15,761)	(107,176)
Loss from continuing operations	(121,905)	(72,298)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Amortization of intangible assets	6,829	7,328
Depreciation	759	2,674
Non-cash share-based compensation	2,726	3,112
Non-cash interest expense	70,867	11,006
Gain on sale of spectrum licenses	(671)	—
Asset impairment charges	16,286	1,389
Other non-cash adjustments	(562)	266
Changes in operating assets and liabilities:
Accounts receivable	(890)	2,387
Deferred contract costs, prepaid expenses and other current assets	1,710	774
Other assets	(365)	293
Accounts payable and accrued liabilities	(4,589)	(3,269)
Deferred revenue	(323)	(2,242)
Other current liabilities	(126)	522
Net cash used in operating activities of continuing operations	(30,254)	(48,058)
INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	—	106,385
Proceeds from sales of marketable securities	—	92,225
Purchases of marketable securities	—	(112,163)
Proceeds from the sale of wireless spectrum licenses	5,475	—
Proceeds from the sale of other assets	231	—
Cash paid for business combinations, net of cash acquired	—	(5,130)
Payments for wireless spectrum licenses	—	(4,880)
Purchase of property and equipment	(203)	(2,205)
Other, net	(42)	(518)
Net cash provided by investing activities of continuing operations	5,461	73,714
FINANCING ACTIVITIES
Net cash released from restricted cash account securing long-term obligations	—	75,000
Payments on long-term obligations	(6,731)	(5,938)
Proceeds from the sale of common shares	—	1,738
Net cash provided by (used in) financing activities of continuing operations	(6,731)	70,800
Cash used by discontinued operations:
Net cash used in operating activities of discontinued operations	(12,851)	(99,483)
Net cash provided by (used in) investing activities of discontinued operations	404	(8,675)
Net cash used in financing activities of discontinued operations	(39)	(538)
Net cash used by discontinued operations	(12,486)	(108,696)
Effect of foreign currency exchange rate changes on cash	270	37
Net decrease in cash and cash equivalents	(43,740)	(12,203)
Cash and cash equivalents, beginning of period	61,517	53,050
Cash and cash equivalents, end of period	17,777	40,847
Less cash and cash equivalents of discontinued operations, end of period	(601)	(6,116)
Cash and cash equivalents of continuing operations, end of period	$17,176	$34,731
Noncash investing and financing activities:
Fair value of warrants issued in connection with the Asset Sale Condition of the Second Lien Notes	$1,719	$—
Common stock issued for business acquisitions	$—	$36,572
Common stock issued under stock plans	$—	$7,051
Wireless spectrum licenses acquired with lease obligations	$—	$8,624

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

We evaluated subsequent events through August 6, 2009, the filing date for this Quarterly Report on Form 10-Q (Note 14).

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We generated net losses of $137.7 million and $179.5 million for the six months ended June 27, 2009 and June 28, 2008, respectively, and have an accumulated deficit of $1.0 billion at June 27, 2009. We used cash from operating activities of our continuing operations of $30.3 million and $48.1 million for the six months ended June 27, 2009 and June 28, 2008, respectively. We had a net working capital deficit of $18.5 million at June 27, 2009.

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from our issuance of 7% Senior Secured Notes (the “Senior Notes”) in July 2006, the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) in March 2007, which, in October 2008, we exchanged for Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”) in the aggregate principal amount of $478.3 million, and the net proceeds of $101.1 million from our issuance of Senior-Subordinated Secured Second Lien Notes due 2010 (the “Second Lien Notes”) in October 2008 and July 2009. We did not receive any proceeds from the issuance of the Third Lien Notes.

Our total unrestricted cash, cash equivalents and marketable securities held by continuing operations at June 27, 2009 totaled $17.2 million.

In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, in the second half of 2008, our Board of Directors approved the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses and our semiconductor business. The actions completed as a result of our global restructuring initiative are described in more detail below under the heading “Restructuring Initiative and Discontinued Operations”.

Our Senior Notes, Second Lien Notes and Third Lien Notes require that the net proceeds from any sales or dispositions of assets be applied towards the repayment of the notes, rather than being used to fund our ongoing operations. Additionally, the Senior Notes and Second Lien Notes require that we maintain a minimum cash balance of $5.0 million (the “Minimum Balance Condition”). Failure to comply with the Minimum Balance Condition results in an immediate event of default.

On July 2, 2009, we issued additional Second Lien Notes due 2010 (the "Incremental Notes") in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Notes were issued with an original issuance discount of 5% resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.6 million to be used solely in connection with the ordinary course operations of our business and not for any acquisition of assets or businesses or other uses. The purchaser of the Incremental Notes was Avenue AIV US, L.P., an affiliate of Avenue Capital Management II, L.P. ("Avenue Capital"). Robert Symington, a Senior Portfolio Manager with Avenue Capital, is a member of our Board of Directors. In July 2009, we issued warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share to the purchaser of the Incremental Note. The warrants are exercisable at any time from the date of issuance until June 2012. We issued the Incremental Notes as an alternative to the working capital financing contemplated by the commitment letter we previously entered into with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman.

We believe that the completion of the asset divestiture and cost reduction actions contemplated by our global restructuring initiative, our current cash and cash equivalents, projected revenues from our Multimedia segment, the net proceeds from the issuance of the Incremental Notes and our ability to pay payment-in-kind interest, in lieu of cash interest, to the holders of 67% of the aggregate remaining outstanding principal balance of our Senior Notes will allow us to meet our estimated working capital requirements at least through June 2010. Should we be unable to achieve the revenues and/or cash flows through June 2010 as contemplated in our operating plan, or if we were to incur significant unanticipated expenditures, we will implement certain additional actions to reduce our working capital requirements including staffing reductions, the deferral of capital expenditures associated with the build-out requirements of our wireless spectrum licenses and further reductions in foreign operations.

Our secured notes require payments of approximately $332.0 million plus accrued interest in 2010. If we are unable to consummate sales of our wireless spectrum assets that are sufficient to retire this indebtedness, we may also be required to renegotiate the terms of our secured notes, and/or seek new debt and/or equity financing. There can be no assurance that we will be able to renegotiate the terms of our secured notes or that any additional financing will be available on acceptable terms, if at all. Insufficient capital or inability to renegotiate or repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing under the U.S. Bankruptcy Code.

Restructuring Initiative and Discontinued Operations

Pursuant to our global restructuring initiative and the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, we have completed the following actions:

•	We have terminated approximately 620 employees worldwide and vacated seven leased facilities.
•	We sold a controlling interest in our IPWireless subsidiary.
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

•

In the first quarter of 2009, we shut down our semiconductor business and terminated approximately 220 employees and, subsequently, in the third quarter of 2009, we sold certain of our owned semiconductor business patents and patent applications to a third party.

•	We are meeting with various financial advisors with respect to the potential disposition of our wireless spectrum assets, including our WiMax Telecom business.

Several factors led to our decision to divest our network infrastructure businesses, including adverse worldwide economic conditions, which we believe have adversely affected manufacturers of telecommunications equipment and technology and caused our Networks segment to experience lower than projected contract bookings and revenues. We believe these conditions have also led to a delay in global network deployments, which adversely impacted the timing and volume of projected commercial sales of our discontinued semiconductor business.

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

The carrying amounts of the assets and liabilities of our discontinued operations are as follows:

(in thousands)	June 27, 2009	December 27, 2008
Cash and cash equivalents	$601	$669
Restricted cash	494	642
Accounts receivable, net of allowance for doubtful accounts of $1,382	628	365
Inventory, prepaid expenses and other assets	5,756	7,443
Intangible assets, net	1,723	2,181
Property and equipment, net	9,494	13,426
Asset of discontinued operations	18,696	24,726
Wireless spectrum licenses included in wireless spectrum licenses held for sale	35,826	36,094
Total assets of discontinued operations	$54,522	$60,820
Accounts payable	$2,772	$2,683
Accrued expenses	817	4,032
Deferred revenue, current portion of long-term obligations and other current liabilities	7,165	7,431

Deferred income tax liabilities	4,711	4,711
Other liabilities	1,174	1,304
Long-term obligations, net of current portion	4,069	3,933
Liabilities of discontinued operations	$20,708	$24,094

The results of operations of our discontinued segments are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 27, 2009		June 28, 2008	June 27, 2009	June 28, 2008
Revenues		$$1,899	$15,236	$3,132	$26,670
Operating expenses:
Cost of revenues		1,536	16,579	3,249	30,593
Engineering, research and development		(797)	33,356	2,738	72,630
Sales and marketing		193	6,642	909	15,728
General and administrative		1,841	5,185	2,473	12,044
Asset impairment charges		1,500	2,196	4,645	2,196
Restructuring charges		283	125	4,931	125
Total operating expenses		4,556	64,083	18,945	133,316
Net gain (loss) on business divestitures		(2)	—	51	—
Loss from operations		(2,659)	(48,847)	(15,762)	(106,646)
Other income (expense), net		728	457	9	(331)
Loss before income taxes		(1,931)	48,390)	(15,753)	(106,977)
Income tax provision		(8)	(155)	(8)	(199)
Loss from discontinued operations	$	$(1,939)	$(48,545)	$(15,761)	$(107,176)

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned subsidiaries as of June 27, 2009 and June 28, 2008 and for the three and six months then ended, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2009 is a 53-week year ending on January 2, 2010. The three and six month periods ended June 27, 2009 and June 28, 2008 include 13 and 26 weeks, respectively.

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
•

Sales of wireless broadband and mobile broadcast network products and services by our IPWireless and GO Networks subsidiaries, which are included in discontinued operations in fiscal year 2008. The wireless broadband and mobile broadcast network products sold by IPWireless and GO Networks often included embedded software; and

•	Customer subscriptions for the WiMAX network operated by our WiMax Telecom subsidiary, which is included in discontinued operations for all periods presented.
For arrangements that do not contain software or embedded software that is incidental to the arrangement, we recognize revenue in accordance with the principles in SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FSAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities

(“FIN 46(R)”), to require us to perform an analysis of our existing investments to determine whether our variable interest or interests give us a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. It also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for our fiscal year beginning January 3, 2010. Our adoption of SFAS No. 167 is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued financial accounting statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no expected impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. As permitted by FSP, we elected to early adopt FSP No. FAS 115-2 and FAS 124-2 in the first quarter of 2009. Our adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

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

We continue to market for sale our wireless spectrum holdings. Any sale or transfer of the ownership of our wireless spectrum holdings is subject to regulatory approval. Upon consummation of a potential sale of our spectrum holdings, we would be required to pay certain fees to our investment bankers. We are required to use the net proceeds from the sale of our wireless spectrum licenses to redeem our Senior Notes, Second Lien Notes and Third Lien Notes.

During the three and six months ended June 27, 2009, we completed sales of certain of our owned Advanced Wireless Services (“AWS”) spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $3.7 million and $5.5 million, and recognized net gains on the sales of $0.7 million and $0.7 million, respectively. The net proceeds from the sales were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

In July 2009, we completed the sale of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds of $17.0 million.

In addition to the July 2009 sales of spectrum licenses, we anticipate that certain of our remaining wireless spectrum licenses will be sold within the next twelve months. Accordingly, at June 27, 2009, we classified wireless spectrum holdings with a carrying value of $113.1 million as assets held for sale in accordance with SFAS No. 144 and we are no longer amortizing these assets. Any net proceeds from these sales received after July 15, 2009 will be used to redeem a portion of the Senior Notes at a redemption price of 102% of the principal amount thereof plus accrued interest. As of June 27, 2009, the aggregate net carrying value of our remaining wireless spectrum license assets that are not considered held for sale was $417.8 million, which includes $79.1 million of asset value allocated as a result of related deferred tax liabilities determined in accordance with EITF Issue No. 98-11, Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations. Unpaid spectrum lease obligations related to our wireless spectrum holdings aggregated $42.7 million at June 27, 2009.

Through our continued efforts to sell our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Europe, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses which occurred in April 2009. Accordingly, during the six months ended June 27, 2009, we wrote-down the carrying value of our domestic AWS spectrum licenses and our wireless spectrum licenses in Europe to their estimated fair value and recognized an asset impairment charge of $16.1 million, the substantial majority of which is reported in continuing operations.

3.	Long-Lived Asset Impairment Charges

In connection with the implementation of our global restructuring initiative, we continue to review our long-lived assets for impairment and, during the six months ended June 27, 2009, determined that indicators of impairment were present for the long-lived assets in our semiconductor segment as well as certain other long-lived assets. Accordingly, based on the guidance provided by SFAS No. 144, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.

For the long-lived asset recoverability assessment performed during the six months ended June 27, 2009, the undiscounted cash flows used to estimate the recoverability of the asset carrying values were based on the estimated future net cash flows to be generated from the sale or licensing of the assets, less estimated costs to sell. Based on the analysis, we concluded that the carrying value of certain of our long-lived assets was not recoverable. The impaired assets primarily consist of research and development equipment utilized in our discontinued semiconductor business. Accordingly, during the three and six months ended June 27, 2009, we recognized additional asset impairment charges of $1.6 million and $20.9 million, of which $1.5 million and $4.6 million is reported as an asset impairment charge in discontinued operations and $0.1 million and $16.3 million is reported as an asset impairment charge in continuing operations, respectively.

There are inherent estimates and assumptions underlying the projected cash flows utilized in the recoverability assessment and management’s judgment is required in the application of this information to the determination of the recovery value of the assets. No assurance can be given that the underlying estimates and assumptions will materialize as anticipated.

4.	Restructuring Charges

As previously described, in the second half of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses and our semiconductor business. In connection with the implementation of our global restructuring initiative, we have terminated approximately 620 employees worldwide and vacated seven leased facilities, of which approximately 230 employees were terminated and two leased facilities were vacated during the six months ended June 27, 2009.

The following summarizes the restructuring activity for the six months ended June 27, 2009 and the related restructuring liabilities:

(in thousands)	Balance at December 27, 2008	Charges to Expense	Cash Payments	Reversal of Deferred Charges	Balance at June 27, 2009
Employee termination costs	$237	$4,884	$(5,085)	$—	$36
Lease abandonment and facility closure costs	1,616	282	(1,173)	1,136	1,861
Other related costs, including contract termination costs, selling costs and legal fees	2,668	1,813	(2,286)	—	2,195
Total	$4,521	$6,979	$(8,544)	$1,136	$4,092
Continuing operations (1)	3,492	2,048			3,789
Discontinued operations	1,029	4,931			303
Total	$4,521	$6,979			$4,092

________________________________________

(1)

Included in the restructuring charges of continuing operations for the three and six months June 27, 2009 is a credit of $1.0 million and net charges of $0.4 million of lease abandonment and facility closure costs related to certain shared facilities. The credit during the three months ended June 27, 2009 resulted from a reduction in our lease obligation pursuant to a sublease termination agreement that was consummated in June 2009. Also included in the restructuring charges of continuing operations for the three and six months ended June 27, 2009 are costs related to the divestiture and closure of discontinued businesses totaling $0.2 million and $1.3 million, respectively.

We anticipate that we may incur additional restructuring charges in the future as our global restructuring initiative moves forward.

5.	Long-Term Obligations

Long-term obligations held by continuing operations consist of the following:

(dollars in thousands)	June 27, 2009	December 27, 2008
7% Senior Secured Notes due July 2010, net of unamortized discount of $14,103 and $20,713 at June 27, 2009 and December 27, 2008, respectively	$ 201,722	$ 193,474
14% Senior-Subordinated Secured Second Lien Notes due December 2010, net of unamortized discount of $14,791 and $16,951 at June 27, 2009 and December 27, 2008, respectively	101,390	91,505
7.5% Third Lien Subordinated Secured Convertible Notes due December 2011, net of unamortized discount of $161,421 and $185,382 at June 27, 2009 and December 27, 2008, respectively	343,045	300,685
Wireless spectrum leases, net of unamortized discounts of $17,846 and $18,973 at June 27, 2009 and December 27, 2008, respectively; expiring from 2011 through 2036 with one to five renewal options ranging from 10 to 15 years each	24,805	24,419
Collateralized non-recourse bank loan with interest at 30-day LIBOR plus 0.25%; principal and interest due upon sale of auction rate securities; secured by auction rate securities	21,382	21,459
Other	—	1,322
Long-term obligations held by continuing operations	692,344	632,864
Less current portion	(138,563)	(136,567)
Long-term portion	$ 553,781	$ 496,297

Senior, Second Lien and Third Lien Notes

Under the terms of the purchase agreements for our Senior Notes and Second Lien Notes, we were required to enter into binding agreements to effect asset sales generating net proceeds of at least $350 million no later than March 31, 2009 and consummate such sales no later than six months following execution of such agreements, unless closing is delayed solely due to receipt of pending regulatory approvals (the “Asset Sale Condition”). We did not meet the Asset Sale Condition. As a result, pursuant to the terms of the note purchase agreements, the interest rate on the Senior Notes increased by 200 basis points effective March 31, 2009 and, on April 8, 2009, we issued additional warrants to purchase an aggregate of 10.0 million shares of our common stock at an exercise price of $0.01 per share to the purchasers of the Second Lien Notes. Of the warrants issued, 7.5 million were issued to Avenue AIV US, L.P., an affiliate of Avenue Capital. The warrants are exercisable at any time through April 6, 2012. The grant-date fair value of the warrants, which totaled $1.7 million, was recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes, and is recognized as additional interest expense over the remaining term of the Second Lien Notes.

On April 1, 2009, we obtained an amendment and waiver from the holders of our Senior Notes, Second Lien Notes, and Third Lien Notes that adjusts the Minimum Balance Condition from $15 million to $5 million, waives certain events of default relating to timely delivery of a new operating budget, permits us to issue up to $25 million of indebtedness on a pari passu basis with our Second Lien Notes, and allows us to pay certain holders of our Senior Notes payment-in-kind interest at a rate of 14%. Pursuant to the amendment and waiver, holders of 67% of the aggregate remaining outstanding principal balance of our Senior Notes at June 27, 2009 have elected to receive payment-in-kind interest in lieu of cash interest. As of June 27, 2009, we have accrued for $6.2 million in payment-in-kind interest which has been added to the outstanding principal balance of our Senior Notes in the consolidated balance sheet.

On July 2, 2009, we issued additional Second Lien Notes due 2010 (the "Incremental Notes") in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Notes were issued with an original issuance discount of 5% resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.6 million to be used solely in connection with the ordinary course operations of our business and not for any acquisition of assets or businesses or other uses. The Incremental Purchaser was Avenue AIV US, L.P., an affiliate of Avenue Capital Management II, L.P. ("Avenue Capital"). Robert Symington, a Senior Portfolio Manager with Avenue Capital, is a member of our Board of Directors. In connection with the issuance of the Incremental Notes in July 2009, we issued warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share to the purchaser of the Incremental Note. The warrants are exercisable at any time from the date of issuance until June 2012. We issued the Incremental Notes as an alternative to the working capital financing contemplated by the commitment letter we previously entered into with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman.

6.	Comprehensive Loss

Comprehensive loss was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net loss	$(55,487)	$(84,456)	$(137,666)	$(179,474)
Net unrealized gains on marketable securities	—	10	—	—
Foreign currency translation adjustment	4,772	(306)	879	5,600
Total comprehensive loss	$(50,715)	$(84,752)	$(136,787)	$(173,874)

7.	Net Loss Per Common Share Information

Basic and diluted net loss per common share for the three and six months ended June 27, 2009 and June 28, 2008 is computed by dividing net loss applicable to common shares during the period by the weighted average number of common shares outstanding during the respective periods, without consideration of common stock equivalents.

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

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Third Lien Notes / Series A Preferred Stock	44,831	34,662	44,414	34,340
Outstanding stock options	14,876	22,936	15,428	21,753
Common stock warrants	500	2,436	500	2,436
Restricted stock	343	63	715	65
Contingently issuable shares under advisory contract	—	833	—	833

In addition to the securities listed above, we expect to issue 3.7 million and 2.5 million shares of our common stock during the third quarter of 2009 in payment of additional purchase consideration in connection with our 2007 acquisitions of IPWireless and GO Networks, respectively. Additionally, in July 2009 we issued warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share to the purchaser of the Incremental Notes.

8.	Stockholders’ Deficit

Changes in shares of common stock and stockholders’ deficit for the six months ended June 27, 2009 were as follows:

(in thousands)	Shares of Common Stock	Total Stockholders’ Deficit
Balance at December 27, 2008	103,092	(56,116)
Share-based compensation expense	—	3,000
Fair value of warrants issued in connection with the Second Lien Notes	—	1,719
Foreign currency translation adjustment	—	879
Net loss	—	(137,666)
Balance at June 27, 2009	103,092	(188,184)

9.	Share-Based Payments

At June 27, 2009, we may issue up to an aggregate of 32.7 million shares of common stock under our equity compensation plans, of which 17.5 million shares are reserved for issuance upon exercise of granted and outstanding options and 15.2 million shares are available for future grant.

The following table summarizes stock option activity under our equity compensation plans during the six months ended June 27, 2009:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share
Outstanding at December 27, 2008	16,259	$ 6.71
Granted	8,639	$ 0.33
Exercised	—	$ —
Canceled	(7,380)	$ 6.90
Outstanding at June 27, 2009	17,518	$ 3.49
Exercisable at June 27, 2009	13,171	$ 3.56

We utilized the Black-Scholes option-pricing model for estimating the grant-date fair value of employee stock awards with the following assumptions:

	Six Months Ended
	June 27, 2009	June 28, 2008
Risk-free interest rate	2.26%	1.98%-3.47%
Expected life (in years)	5.3	3.5-10.0
Stock price volatility	113%	53%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share	0.27	2.81

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

The following table summarizes the share-based compensation expense included in each operating expense line item in our consolidated statements of operations:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Cost of revenues	$249	$111	$363	$184
Engineering, research and development	297	297	496	647
Sales and marketing	109	103	147	175
General and administrative	1,119	898	1,720	2,106
Total continuing operations	1,774	1,409	2,726	3,112
Discontinued operations	(61)	(1,723)	274	1,935
Total share-based compensation	$1,713	$(314)	$3,000	$5,047

At June 27, 2009, the total unrecognized share-based compensation expense relating to unvested share-based awards granted to employees, net of forfeitures, was $6.6 million, which we anticipate recognizing as a charge against income over a weighted average period of 3.0 years.

10.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the SFAS No. 157 fair value hierarchy:

		Fair Value Measurements at June 27, 2009 Using:
(in thousands)	Fair Value At June 27, 2009	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$17,777	$17,777	$—	$—
Auction rate securities(1)	23,612	—	—	23,612
Auction rate securities rights(2)	1,862	—	—	1,862
Embedded derivatives (3)	13,021	—	—	13,021

_______________________

(1)	Included in restricted cash and marketable securities in the accompanying consolidated balance sheet.
(2)	Included in other noncurrent assets in the accompanying consolidated balance sheet.
(3)	Included in other long-term liabilities in the accompanying consolidated balance sheet.

Auction Rate Securities. At June 27, 2009, we estimated the fair value of our auction rate securities, which we have classified as trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, using a discounted cash flow model (Level 3 inputs), which measures fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities utilized a discount rate of 3.3%, which represents an estimated market rate of return, and an estimated period until sale and/or successful auction of the security of 1.0 year. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty.

Auction Rate Securities Rights. Our auction rate securities rights allow us to sell our auction rate securities at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. We have elected to measure the fair value of the auction rate securities rights under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,which we believe will mitigate volatility in our reported earnings due to the inverse relationship between the fair value of the auction rate securities rights and the underlying auction rate securities. At June 27, 2009, we estimated the fair value of our auction rate securities rights using a discounted cash flow model, similar to the auction rate securities (Level 3 inputs). The discounted cash flow model utilized a discount rate of 1.8% and an estimated period until recovery of 1.0 years, which represents the period until the earliest date that we can exercise our auction rate securities rights.

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

The following table summarizes the activity in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

			Embedded Derivatives
(in thousands)	Auction Rate Securities	Auction Rate Securities Rights	Second Lien Notes	Third Lien Notes	Total
Balance at December 27, 2008	$20,798	$4,210	$(968)	$(10,792)	$13,248
Purchases, issuances, sales, exchanges and settlements	—	—	(25)	(203)	(228)
Unrealized gains (losses) included in other expense, net	2,814	(2,348)	46	(1,079)	(567)
Balance at June 27, 2009	$23,612	$1,862	$(947)	$(12,074)	$12,453

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table summarizes our assets and liabilities that were measured at fair value on a nonrecurring basis during the period and their respective input levels based on the SFAS No. 157 fair value hierarchy:

		Fair Value Measurements Using:
(in thousands)	Fair Value At June 27, 2009	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Wireless spectrum licenses held for sale	$113,063	$—	$113,063	$—
Property and equipment, net(1)	17,693	—	—	17,693

_______________________

(1)

Includes property and equipment of continuing operations of $3.2 million, property and equipment of discontinued operations of $9.5 million and property and equipment held for sale by discontinued operations of $5.0 million.

Wireless Spectrum Licenses. Through our continued efforts to sell our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Germany, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses which occurred in April 2009. We estimated the fair value of these wireless spectrum licenses based on advanced negotiations and submitted bids from third parties for the purchase of the licenses (Level 2 inputs). Accordingly, during the six months ended June 27, 2009, we wrote-down the carrying value of our domestic AWS spectrum licenses and our wireless spectrum licenses in Germany to their estimated fair value and recognized an asset impairment charge of $16.2 million, the substantial majority of which is reported in continuing operations.

Property and Equipment, Net. In connection with the implementation of our global restructuring initiative, we continue to review our long-lived assets for impairment and, during the six months ended June 27, 2009, determined that indicators of impairment were present for the long-lived assets in our semiconductor segment as well as certain other long-lived assets. Accordingly, based on the guidance provided by SFAS No. 144, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition (Level 3 inputs). Based on the impairment assessment performed, we determined that the carrying value of our property and equipment exceeded its estimated fair value and accordingly we recognized an asset impairment charge of $1.5 million and $4.2 million during the three and six months ended June 27, 2009.

The following table summarizes the activity in assets and liabilities measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Property and Equipment, Net
Balance at December 27, 2008	$ 24,132
Purchases and disposals, net	(258)
Depreciation expense	(1,830)
Asset impairment charges	(4,163)
Foreign currency and other	(188)
Balance at June 27, 2009	$ 17,693

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments of continuing operations, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payable to bank, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations of continuing operations are as follows:

	June 27, 2009		December 27, 2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$201,722	$179,995	$193,474	$171,822
Second Lien Notes	101,390	101,390	91,505	91,505
Third Lien Notes	343,045	343,045	300,685	300,685
Wireless spectrum leases	24,805	11,716	24,419	16,445

We determined the fair value of our Senior Notes and wireless spectrum licenses using a discounted cash flow model with a discount rate of 32.5% at June 27, 2009, which represents our estimated incremental borrowing rate. The Third Lien Notes were measured at fair value upon issuance in October 2008.

11.	Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc., Allen Salmasi, George C. Alex and Frank Cassou, Defendants”, was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the

Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, between November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint.

We were notified on July 11, 2008 that the former stockholders of GO Networks have filed a demand for arbitration in connection with the February 2008 milestone. In the demand, the stockholder representative has claimed that we owe compensation to the former stockholders of GO Networks on the basis of GO Networks purportedly having partially achieved the February 2008 milestone under the acquisition agreement. The stockholder representative seeks damages of $10.4 million. Further, on December 5, 2008, the stockholder representative amended his demand and added claims pertaining to the August 2008 milestone. In the claims, the stockholder representative asserts, among other claims, that we acted in bad faith in a manner that prevented the achievement of the milestone, and he seeks damages of $12.8 million in connection with these additional claims. We dispute that the February 2008 milestone has been met and deny any wrongdoing with respect to the August 2008 milestone. The dispute will be administered and heard in accordance with procedures set forth by the International Centre for Dispute Resolution, a division of the American Arbitration Association. We submitted our Statement of Defense on August 25, 2008 and an Amended Statement of Defense on January 6, 2009. A three member arbitration panel has been constituted and the panel has issued a Procedural Order establishing dates and parameters for discovery and the arbitration hearing. In June 2009, the parties agreed in principle to terms of settlement of the matter and so informed the arbitration panel. The parties currently are finalizing documents reflecting the settlement terms. In June 2009, we accrued $1.6 million in additional purchase consideration in connection with the pending settlement of the GO arbitration.

On February 20, 2009, Arden Realty Limited Partnership (“Arden”) filed a complaint in California State Superior Court for the County of San Diego against us alleging breach of two written lease agreements for commercial property. Arden seeks damages in the amount of $2.5 million and $1.4 million, respectively, for the alleged breaches, as well as interest, attorneys’ fees, etc. In April 2009, we entered into a settlement and lease termination agreement with Arden, whereby Arden agreed to dismiss the complaint and terminate the lease agreements in exchange for a cash payment of $0.6 million in May 2009.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of June 27, 2009, other than the matters described above, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

12.	Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of June 27, 2009.

13.	Segment Information

Our business is currently organized in two reportable segments on the basis of products, services and strategic initiatives as follows:

•	Multimedia – device-embedded multimedia software, media content management platforms, and content delivery services delivered through our PacketVideo subsidiary.
•	Strategic Initiatives – manages our portfolio of worldwide licensed wireless spectrum assets.

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

Financial information for our continuing reportable segments for the three and six months ended June 27, 2009 and June 28, 2008 is as follows:

(in thousands)	Multimedia	Strategic Initiatives	Other or Unallocated	Discontinued Operations	Consolidated
For the Three Months Ended:
June 27, 2009
Revenues from external customers	$12,035	$—	$—	$—	$12,035
Loss from operations	(3,708)	(1,706)	(9,105)	—	(14,519)
Significant non-cash and non-recurring items included in loss from operations above:
Depreciation and amortization expense	1,459	2,066	13	—	3,538
Asset impairment charges	—	—	83	—	83
Restructuring charges (credits)	—	7	(717)	—	(710)
June 28, 2008
Revenues from external customers	$16,563	$—	$—	$—	$16,563
Loss from operations	(1,125)	(3,759)	(11,924)	—	(16,808)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1,550	2,526	1,061	—	5,137
Restructuring charges	—	—	123	—	123
For the Six Months Ended:
June 27, 2009
Revenues from external customers	$28,946	$4	$—	$—	$28,950
Loss from operations	(4,524)	(20,499)	(19,453)	—	(44,476)
Significant non-cash and non-recurring items included in loss from operations above:
Depreciation and amortization expense	2,942	4,517	129	—	7,588
Asset impairment charges	—	16,071	215	—	16,286
Restructuring charges	3	6	2,039	—	2,048
June 28, 2008
Revenues from external customers	$31,113	$—	$—	$—	$31,113
Loss from operations	(4,449)	(6,865)	(27,263)	—	(38,577)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	3,145	4,775	2,082	—	10,002
Restructuring charges	—	—	123	—	123
At June 27, 2009
Total assets	$77,209	$495,654	$46,679	$54,522	$674,064
Wireless spectrum licenses, intangible assets and goodwill	55,190	495,043	75	35,826	586,134
At December 27, 2008
Total assets	$73,383	$520,377	$$102,930	$60,820	$757,510
Wireless spectrum licenses, intangible assets and goodwill	57,505	519,071	81	36,094	612,751
14.	Subsequent Events

Sale of Noncontrolling Interest in PacketVideo

On July 2, 2009, we sold a 35% interest in our PacketVideo subsidiary to NTT DOCOMO, Inc. ("DOCOMO"), a customer of PacketVideo, for $45.5 million. The net proceeds from this transaction were used in July 2009 to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

Under the terms of the Stock Purchase Agreement DOCOMO was granted certain rights in the event of future transfers of PacketVideo stock or assets, preemptive rights in the event of certain issuances of PacketVideo Stock, and a call option exercisable under certain conditions to purchase the remaining shares of PacketVideo at an appraised value. In addition, DOCOMO will have certain governance and consent rights applicable to the operations of PacketVideo. In order to facilitate the DOCOMO investment, NextWave’s noteholders provided certain waivers, including a release of PacketVideo’s guaranty of NextWave indebtedness.

Issuance of Incremental Notes

On July 2, 2009, we issued the Incremental Notes in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Notes were issued with an original issuance discount of 5% resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.6 million to be used solely in connection with the ordinary course operations of our business and not for any acquisition of assets or businesses or other uses. The Incremental Purchaser was Avenue AIV US, L.P., an affiliate of Avenue Capital. Robert Symington, a Senior Portfolio Manager with Avenue Capital, is a member of our Board of Directors. In connection with the issuance of the Incremental Notes in July 2009, we issued warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share to the purchaser of the Incremental Note. The warrants are exercisable at any time from the date of issuance until June 2012. We issued the Incremental Notes as an alternative to the working capital financing contemplated by the commitment letter we previously entered into with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman.

IPWireless Call Option

On June 30, 2009, we granted to IPW Holdings, Inc. (“IPW Holdings”) and an affiliate of IPW Holdings a call option to purchase our remaining noncontrolling interest in IPWireless Inc., for $0.4 million. The call option expires in June 2010 and, as consideration for granting the call option, we received a cash payment of $0.1 million. In connection with the execution of the call option agreement we also received a cash payment of $0.5 million for reimbursement of transaction-related expenses associated with our sale of a controlling interest in IPWireless in December 2008. We expect to recognize $0.6 million as a reduction to our loss from business divestitures during the third quarter of 2009.

Sale of Patents and Patent Applications

On July 16, 2009, we sold certain of our owned Semiconductor business patents and patent applications to Wi-Lan Inc, a Canadian intellectual property company, for a cash payment of $2.5 million.

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

OVERVIEW

Second Quarter Highlights

•	Our revenues from continuing operations from our mobile multimedia segment for the second quarter of 2009 totaled $12.0 million compared to $16.6 million for the second quarter of 2008.
•	Our revenues from continuing operations from our mobile multimedia segment for the first six months of 2009 totaled $29.0 million compared to $31.1 million for the first six months of 2008.
•

During the second quarter and first six months of 2009, we completed sales of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $3.7 million and $5.5 million, and recognized net gains on the sales of $0.7 million and $0.7 million, respectively. The net proceeds from the sales were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

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

In the second half of 2008, we commenced the implementation of our global restructuring initiative in an effort to reduce our working capital requirements, narrow our business focus and reorganize our operating units. Key results of this initiative include an approximately 53% reduction in our global workforce to date, the divestiture of our IPWireless network infrastructure business, the discontinuation of operations at our GO Networks, Cygnus, Global Services and NextWave Networks Products Support infrastructure businesses and our semiconductor business, and the closure of several facilities throughout the world. We anticipate that further implementation of our global restructuring initiative may result in additional headcount reductions and operating unit divestitures or discontinuations, including the divestiture of our WiMax Telecom business and the sale of certain assets of our semiconductor business. On July 16, 2009, we sold certain of our owned Semiconductor business patents and patent applications to Wi-Lan Inc, a Canadian intellectual property company for $2.5 million.

To further enhance our operational flexibility, on April 1, 2009, we obtained an amendment and waiver from the holders of our Senior Notes, Second Lien Notes, and Third Lien Notes that adjusts our minimum cash balance requirement from $15 million to $5 million, waives certain events of default relating to timely delivery of a new operating budget, permits us to issue up to $25 million of indebtedness on a pari passu basis with our Second Lien Notes, and allows us to pay certain holders of our Senior Notes payment-in-kind interest at a rate of 14%. Additionally, on July 2, 2009, we issued additional Second Lien Notes due 2010 (the "Incremental Notes") in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Notes were issued with an original issuance discount of 5% resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.6 million to be used solely in connection with the ordinary course operations of our business and not for any acquisition of assets or businesses or other uses.

We believe that the completion of the asset divestiture and cost reduction actions contemplated by our global restructuring initiative, our current cash and cash equivalents, projected revenues from our Multimedia segment, the net proceeds from the issuance of the Incremental Notes and our ability to pay payment-in-kind interest, in lieu of cash interest, to the holders of 67% of the aggregate remaining outstanding principal balance of our Senior Notes will allow us to meet our estimated working capital requirements at least through June 2010. Should we be unable to achieve the revenues and/or cash flows through June 2010 as contemplated in our operating plan, or if we were to incur significant unanticipated expenditures we will implement certain additional actions to reduce our working capital requirements including staffing reductions, the deferral of capital expenditures associated with the build-out requirements of our wireless spectrum licenses and further reductions in foreign operations.

Our secured notes require payments of approximately $332.0 million plus accrued interest in 2010. If we are unable to consummate sales of our wireless spectrum assets that are sufficient to retire this indebtedness, we may also be required to renegotiate the terms of our secured notes and/or seek new debt and/or equity financing. There can be no assurance that we will be able to renegotiate the terms of our secured notes or that any additional financing will be available on acceptable terms, if at all. Insufficient capital or inability to renegotiate or repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the U.S. Bankruptcy Court.

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

As mobile platforms evolve, PacketVideo continues to provide one of the leading multimedia solutions. PacketVideo is one of the original founding members of the Open Handset Alliance (“OHA”), led by Google. PacketVideo’s OpenCORE platform serves as the multimedia software subsystem for the OHA’s mobile device Android platform. In a similar vein, PacketVideo has been recognized for its support of the LiMO Foundation™ and their platform initiatives. We believe that by supporting the efforts of the OHA and LiMO Foundation™, PacketVideo is well positioned to market its full suite of enhanced software applications to Android and LiMO application developers.

In addition, since 2006 PacketVideo has offered software products for use on PCs, consumer electronics and other devices in the home. We believe that media consumption in the home and media consumption on mobile handsets is converging. PacketVideo’s TwonkyMedia™ product line is designed to capitalize on this trend. PacketVideo has invested in the development and acquisition of a wide range of technologies and capabilities to provide its customers with software solutions to enable home/office digital media convergence using communication protocols standardized by the Digital Living Network Alliance™. The TwonkyMedia™ suite of products that provide for content search, discovery, organization and content delivery/sharing amongst consumer electronics products connected to an Internet Protocol-based network. This powerful platform is designed to provide an enhanced user experience by intelligently responding to user preferences based on content type, day-part, and content storage location. In addition, PacketVideo’s patented Digital Rights Management (“DRM”) solutions, already in use by many wireless carriers globally, represent a key enabler of digital media convergence by preventing the unauthorized access or duplication of multimedia content used or shared by PacketVideo-enabled devices. Additionally, PacketVideo is one of the largest suppliers of Microsoft DRM™ technologies for the wireless market today.

Although we believe that PacketVideo’s products are advantageous and well positioned for success, PacketVideo’s business largely depends upon volume based sales of devices into the market. The economic downturn in the global markets has affected consumer spending habits. PacketVideo’s customers and distribution partners, telecommunications companies and consumer electronics device manufacturers, are not immune to such uncertain and adverse market conditions. PacketVideo relies on these partners as distribution avenues for its developed products. Additionally, competitive pressures may cause further price wars in an effort to win or sustain business which will have an effect on overall margins and projections. If economic conditions continue to deteriorate, this may result in lower than expected sales volumes, resulting in lower revenue, gross margins, and operating income. In July 2009, a subsidiary of DOCOMO purchased a 35% interest in our PacketVideo subsidiary.

Strategic Initiatives Segment

Our strategic initiatives business segment is engaged in the management of our global wireless spectrum holdings. Our total spectrum holdings consist of approximately ten billion MHz points-of-presence (“POPs”), covering approximately 219.1 million POPs, of which 116.8 million POPs are covered by 20 MHz or more of spectrum, and an additional 87.1 million POPs are covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz AWS bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

Our international spectrum holdings include nationwide 3.5 GHz licenses in Austria, Croatia, Germany, Slovakia and Switzerland; a nationwide 2.0 GHz license in Norway; 2.3 GHz licenses in Canada; and 2.5 GHz licenses in Argentina and Chile, covering 145 million POPs.

We continue to pursue the sale of our wireless spectrum holdings and any sale or transfer of the ownership of our wireless spectrum holdings is subject to regulatory approval.

During the first six months of 2009, we completed the sale of certain of our owned AWS spectrum licenses in the United States to a third party for net proceeds, after deducting direct and incremental selling costs, of $5.5 million, and recognized a gain on the sale of $0.7 million. The net proceeds from the sale were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

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

•	timing of closure of potential sales, in particular if it is necessary to accelerate the planned sale of certain of our spectrum licenses in order to meet debt payment obligations;
•	worldwide economic conditions which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in global network deployments; and
•	availability of capital for prospective spectrum buyers, which has been negatively impacted by the downturn in the credit and financial markets.

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

Comparison of Our Second Quarter of 2009 to Our Second Quarter of 2008 – Continuing Operations

Revenues

Total revenues from continuing operations for the second quarter of 2009 were $12.0 million, as compared to $16.6 million for the second quarter of 2008, a decrease of $4.6 million. Total revenues for both periods consist entirely of revenues generated by our Multimedia segment. The decrease in revenues was attributable to a one-time acceleration of $3.6 million in revenues from Sony Ericsson during the second quarter of 2008 resulting from a change in contract terms and lower royalty revenues resulting from a decline in unit sales of mobile subscriber services by wireless operators and device manufacturers. Unit sales were adversely impacted by worldwide economic conditions which caused a softening in consumer demand for new devices and services.

Sales to two Multimedia customers, Verizon Wireless and NTT DOCOMO, accounted for 55% and 16%, respectively, of our total revenues from continuing operations during the second quarter of 2009. Sales to three Multimedia customers, Verizon Wireless, Sony Ericsson and NTT DOCOMO, accounted for 34%, 23% and 17%, respectively, of our total revenues from continuing operations during the second quarter of 2008.

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

Operating Expenses

	Three Months Ended		Increase Decrease
(in thousands)	June 27, 2009	June 28, 2008
Cost of revenues	$5.5	$5.1	$0.4

Engineering, research and development	5.6	7.0	(1.4)
Sales and marketing	2.2	3.3	(1.1)
General and administrative	14.5	17.9	(3.4)
Asset impairment charges	0.1	—	0.1
Restructuring charges (credits)	(0.7)	0.1	(0.8)
Total operating expenses	$27.2	$33.4	$(6.2)

Cost of Revenues

Cost of revenues from continuing operations as a percentage of the associated revenues for the second quarter of 2009 was 46%, as compared to 31% for the second quarter of 2008. The decline in gross margins in the second quarter of 2009 reflects $1.0 million in lower royalty revenues, which have minimal associated cost of revenue and the recognition of relatively high margin revenue for Sony Ericsson in the second quarter of 2008 which did not recur in the second quarter of 2009. Additionally, certain costs related to contract adjustments were recognized in the second quarter of 2009 which lowered overall gross margins, however we ultimately expect gross margins from these contracts to improve as the products mature and begin to generate royalty revenues.

Cost of revenues from continuing operations, which consists entirely of cost of revenues generated by our Multimedia segment, primarily includes direct engineering labor expenses, allocated overhead costs, costs associated with offshore contract labor costs, other direct costs related to the execution of technology development contracts and amortization of purchased intangible assets.

Included in cost of revenues during the second quarters of 2009 and 2008 is $0.7 million and $0.9 million, respectively, of amortization of purchased intangible assets. Also included in cost of revenues during the second quarters of 2009 and 2008 is $0.2 million and $0.1 million, respectively, of share-based compensation expense.

We believe that cost of revenues as a percentage of revenue for future periods will be affected by, among other things, sales volumes, competitive conditions, product mix, changes in average selling prices, and our ability to make productivity improvements through continual cost reduction programs.

Engineering, Research and Development

The $1.4 million decrease in engineering, research and development expenses during the second quarter of 2009, as compared to the second quarter of 2008, is attributable primarily to an $0.8 million decrease in third party contract expenses and other operating expenses of our Multimedia segment resulting from cost reduction efforts during 2009, and reductions in our corporate engineering, research and development expenses resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

Included in engineering, research and development expenses during each of the second quarters of 2009 and 2008 is $0.3 million of share-based compensation expense.

We expect engineering, research and development expense to remain relatively flat throughout 2009.

Sales and Marketing

The $1.1 million decrease in sales and marketing expenses from continuing operations during the second quarter of 2009, as compared to the second quarter of 2008, is primarily attributable to a $0.7 million decrease in the sales and marketing expenses of our Multimedia segment as a result of cost reduction actions implemented in the first quarter of 2009 and a $0.4 million decrease in our corporate marketing expenses resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

Included in sales and marketing expenses during the second quarters of 2009 and 2008 is $0.3 million and $18,000, respectively, of amortization of purchased intangible assets. Also included in sales and marketing expenses during each of the second quarters of 2009 and 2008 is $0.1 million of share-based compensation expense.

We expect sales and marketing expenses to remain relatively flat throughout 2009.

General and Administrative

Of the $3.4 million decrease in general and administrative expenses from continuing operations during the second quarter of 2009, as compared to the second quarter of 2008, $4.5 million is attributable primarily to the corporate cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities. This decrease was partially offset by an accrual during the second quarter of 2009 for $1.1 million in additional purchase consideration payable through the anticipated issuance of 2.5 million shares of our common stock to the selling shareholders of GO Networks, as a result of an agreement in principle to the terms of a settlement of an arbitration relating to our earn-out payment obligations. The costs incurred in connection with our global restructuring initiative, including compensation related costs incurred related to terminated employees, costs incurred related to vacated leased facilities and other restructuring related costs, are included in restructuring charges.

Included in general and administrative expenses during the second quarters of 2009 and 2008 is $2.0 million and $2.5 million, respectively, of amortization of finite-lived wireless spectrum licenses and $0.1 million and $0.2 million, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses during the second quarters of 2009 and 2008 is $1.1 million and $0.9 million, respectively, of share-based compensation expense.

We expect general and administrative expenses to remain relatively flat throughout 2009.

Asset Impairment Charges

During the second quarter of 2009, we recognized an asset impairment charge of $0.1 million related to certain prepaid assets utilized by our corporate administration functions.

We may incur additional asset impairment charges in the future as we continue to implement asset divestiture actions.

Restructuring Charges

In connection with the implementation of our global restructuring initiative, during the second quarter of 2009, our corporate support function incurred $0.1 million in employee termination costs and $0.2 million of costs related to the divestiture and closure of discontinued businesses. These costs were more than offset by credits totaling $1.0 million in lease abandonment and related facility closure costs and contract termination costs that resulted from settlements of certain of our leases, software license and maintenance agreements which reduced our payment obligations.

We may incur additional restructuring charges in the future as the implementation of our global restructuring initiative moves forward.

Gain on Sale of Wireless Spectrum Licenses

During the second quarter of 2009, we completed sales of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $3.7 million, and recognized a net gain on the sales of $0.7 million. The net proceeds from the sales were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

Interest Income

Interest income from continuing operations during the second quarter of 2009 was $0.1 million, as compared to $0.4 million during the second quarter of 2008, a decrease of $0.3 million resulting from the decline in our unrestricted and restricted cash, cash equivalents and marketable securities balances held by continuing operations during 2009.

Interest income in the future will be affected by changes in short-term interest rates and changes in our cash, cash equivalents and marketable securities balances, which may be materially impacted by divestitures and other financial activities.

Interest Expense

Interest expense from continuing operations during the second quarter of 2009 was $39.1 million, as compared to $18.8 million during the second quarter of 2008, an increase of $20.3 million. The increase is primarily attributable to $7.2 million of interest expense and interest accretion of the debt discount and issuance costs related to our Second Lien Notes, and $21.5 million in interest expense and interest accretion of the debt discount related to our Third Lien Notes, partially offset by $1.3 million in lower interest expense related to our Senior Notes resulting from redemptions of the Senior Notes using the proceeds from sales of wireless spectrum licenses and $7.0 million which is attributable to consent fees paid during the second quarter of 2008 to withdraw $50.0 million from the cash reserve account related to our Senior Notes.

Interest expense from continuing operations will be impacted over the next twelve months by the timing and amount of redemptions of our Senior Notes using the proceeds from asset sales and other financial activities.

Other Income and Expense, Net

Other income, net, from continuing operations during the second quarter of 2009 was $0.1 million, as compared to other expense, net of $0.5 million during the second quarter of 2008, an increase of $0.6 million, which is attributable primarily to $0.9 million in higher unrealized gains recognized to increase the carrying value of our auction rate securities to their estimated fair value. This increase was partially offset by $0.4 million in higher foreign currency exchange losses.

Provision for Income Taxes

During the second quarter of 2009 substantially all of our U.S. subsidiaries had net losses for tax purposes and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. Certain of our controlled foreign corporations had net income for tax purposes based on cost sharing and transfer pricing arrangements with our United States subsidiaries in relation to research and development expenses incurred. The effective income tax rate during the second quarter of 2009 was 0.1%, resulting in a $0.1 million income tax provision on our pre-tax loss of $53.5 million, of which $0.1 million was related to foreign withholding tax on royalty payments received from our PacketVideo customers.

An income tax provision of $0.3 million was recorded during the second quarter of 2008 for our controlled foreign corporations, of which $0.1 million was recorded for foreign withholding tax on royalty payments received from our PacketVideo customers.

Comparison of Our First Six Months of 2009 to Our First Six Months of 2008 – Continuing Operations

Revenues

Total revenues from continuing operations for the first six months of 2009 were $29.0 million, as compared to $31.1 million for the first six months of 2008, a decrease of $2.1 million. Total revenues for both periods consist entirely of revenues generated by our Multimedia segment. The decrease in revenues was attributable primarily to a one-time acceleration of $3.6 million in revenues from Sony Ericsson during the second quarter of 2008 resulting from a change in contract terms and lower royalty revenues during the first six months of 2009 resulting from a decline in unit sales of mobile subscriber services by wireless operators and device manufacturers. Unit sales were adversely impacted by worldwide economic conditions which caused a softening in consumer demand for new devices and services. The decrease in revenues was partially offset by increased non-recurring technology development revenues primarily resulting from the receipt of final acceptance from Google on technology development services performed in support of the OHA in the first quarter of 2009.

Sales to three Multimedia customers, Verizon Wireless, Google and NTT DOCOMO, accounted for 34%, 20%, and 15%, respectively, of our total revenues from continuing operations during the first six months of 2009. Sales to Google primarily represent the completion of technology development deliverables in support of the OHA. We do not anticipate recognizing significant revenues associated with transactions with Google in future quarters. Sales to three Multimedia customers, Verizon Wireless, Sony Ericsson and NTT DOCOMO, accounted for 39%, 18% and 15%, respectively, of our total revenues from continuing operations during the first six months of 2008.

Operating Expenses

	Six Months Ended
(in thousands)	June 27, 2009	June 28, 2008	Increase (Decrease)
Cost of revenues	$11.7	$9.8	$1.9
Engineering, research and development	11.7	13.1	(1.4)
Sales and marketing	5.0	7.8	(2.8)
General and administrative	27.3	38.9	(11.6)
Asset impairment charges	16.3	—	16.3
Restructuring charges	2.1	0.1	2.0
Total operating expenses	$74.1	$69.7	$4.4

Cost of Revenues

Cost of revenues from continuing operations as a percentage of the associated revenues for the first six months of 2009 was 40%, as compared to 31% for the first six months of 2008. The decline in gross margins during the first six months of 2009 reflects a $0.6 million decrease in royalty revenues, which have minimal associated cost of revenue and the recognition of relatively high margin revenue for Sony Ericsson during the first six months of 2008, which did not recur in 2009. Additionally, certain costs related to contract adjustments were recognized during the first six months of 2009 which lowered overall gross margins.

Included in cost of revenues during each of the first six months of 2009 and 2008 is $1.5 million of amortization of purchased intangible assets. Also included in cost of revenues during the first six months of 2009 and 2008 is $0.4 million and $0.2 million, respectively, of share-based compensation expense.

Engineering, Research and Development

The $1.4 million decrease in engineering, research and development expenses during the second quarter of 2009, as compared to the second quarter of 2008, is attributable primarily to a $1.1 million decrease in third party contract expenses and other operating expenses of our Multimedia segment resulting from cost reduction efforts during 2009, and reductions in our engineering, research and development expenses resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

Included in engineering, research and development expenses during the first six months of 2009 and 2008 is $0.5 million and $0.6 million, respectively, of share-based compensation expense.

Sales and Marketing

The $2.8 million decrease in sales and marketing expenses from continuing operations during the first six months of 2009, as compared to the first six months of 2008, is primarily attributable to a $1.6 million decrease in the sales and marketing expenses of our Multimedia segment as a result of cost reduction actions implemented in the first quarter of 2009 and a $1.1 million decrease in our marketing expenses resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

Included in sales and marketing expenses during the first six months of 2009 and 2008 is $0.6 million and $0.5 million, respectively, of amortization of purchased intangible assets. Also included in sales and marketing expenses during the first six months of 2009 and 2008 is $0.1 million and $0.2 million, respectively, of share-based compensation expense.

General and Administrative

Of the $11.6 million decrease in general and administrative expenses from continuing operations during the first six months of 2009, as compared to the first six months of 2008, $12.7 million is attributable primarily to the cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities. This decrease was partially offset by an accrual during the second quarter of 2009 for $1.1 million in additional purchase consideration payable through the anticipated issuance of 2.5 million shares of our common stock to the selling shareholders of GO Networks, as a result of an agreement in principle to the terms of a settlement. The costs incurred in connection with our global restructuring initiative, including compensation related costs incurred related to terminated employees, costs incurred related to vacated leased facilities and other restructuring related costs, are included in restructuring charges.

Included in general and administrative expenses during the first six months of 2009 and 2008 is $4.5 million and $4.8 million, respectively, of amortization of finite-lived wireless spectrum licenses and $0.2 million and $0.4 million, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses during the first six months of 2009 and 2008 is $1.7 million and $2.1 million, respectively, of share-based compensation expense.

Asset Impairment Charges

Through our continued efforts to sell our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Germany, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses which occurred in April 2009. Accordingly, during the first six months of 2009, we wrote-down the carrying value of our domestic AWS spectrum licenses and our wireless spectrum license in Germany to their estimated fair value and recognized an asset impairment charge related to continuing operations of $16.1 million.

Additionally, during the first six months of 2009, we recognized an asset impairment charge of $0.2 million related to certain long-lived and prepaid assets utilized by our corporate administration functions.

Restructuring Charges

In connection with the implementation of our global restructuring initiative, during the first six months of 2009, our corporate support function incurred $0.3 million in employee termination costs, $0.4 million in lease abandonment and related facility closure costs and $1.3 million of costs related to the divestiture and closure of discontinued businesses.

Gain on Sale of Wireless Spectrum Licenses

During the first six months of 2009, we completed sales of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $5.5 million, and recognized a net gain on the sales of $0.7 million. The net proceeds from the sales were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

Interest Income

Interest income from continuing operations during the first six months of 2009 was $0.3 million, as compared to $2.4 million during the first six months of 2008, a decrease of $2.1 million resulting from the decline in our unrestricted and restricted cash, cash equivalents and marketable securities balances held by continuing operations during 2009.

Interest Expense

Interest expense from continuing operations during the first six months of 2009 was $75.9 million, as compared to $33.9 million during the first six months of 2008, an increase of $42.0 million. The increase is primarily attributable to $14.1 million of interest expense and interest accretion of the debt discount and issuance costs related to our Second Lien Notes, which were issued in October 2008, and $42.6 million in interest expense and interest accretion of the debt discount related to our Third Lien Notes, which were issued in October 2008, partially offset by $4.1 million in lower interest expense related to our Senior Notes resulting from redemptions of the Senior Notes since the fourth quarter of 2008 using the proceeds from sales of wireless spectrum licenses and $10.5 million which is attributable to consent fees paid during the first six months of 2008 to withdraw $75.0 million from the cash reserve account related to our Senior Notes.

Other Income and Expense, Net

Other expense, net, from continuing operations during the first six months of 2009 was $1.6 million, as compared to $1.8 million during the first six months of 2008, a decrease of $0.2 million. Higher unrealized gains of $1.9 million that were recognized to increase the carrying value of our auction rate securities to their estimated fair value were partially offset by changes in the estimated fair value of our embedded derivatives and net foreign currency exchange losses which accounted for additional other expenses of $0.8 million and $0.6 million, respectively.

Provision for Income Taxes

During the first six months of 2009 substantially all of our U.S. subsidiaries had net losses for tax purposes and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. Certain of our controlled foreign corporations had net income for tax purposes based on cost sharing and transfer pricing arrangements with our United States subsidiaries in relation to research and development expenses incurred. The effective income tax rate during the first six months of 2009 was 0.2%, resulting in a $0.3 million income tax provision on our pre-tax loss of $121.7 million, of which $0.1 million was primarily related to income taxes of certain controlled foreign corporations and $0.2 million was related to foreign withholding tax on royalty payments received from our PacketVideo customers.

An income tax provision of $0.5 million was recorded during the first six months of 2008 for our controlled foreign corporations, of which $0.2 million was primarily related to income taxes of certain controlled foreign corporations and $0.2 million was recorded for foreign withholding tax on royalty payments received from our PacketVideo customers.

Segment Results

Results for our continuing operating segments for the first three and six months of 2009 and 2008 are as follows.

(in thousands)	Multimedia	Strategic Initiatives	Other or Unallocated	Consolidated
For the Three Months Ended:
June 27, 2009
Revenues from external customers	$12.0	$—	$—	$12.0
Loss from operations	(3.7)	(1.7)	(9.1)	(14.5)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1.4	2.1	—	3.5
Asset impairment charges	—	—	0.1	0.1
Restructuring credits	—	—	(0.7)	(0.7)
June 28, 2008
Revenues from external customers	16.6	—	—	16.6
Loss from operations	(1.1)	(3.8)	(11.9)	(16.8)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1.5	2.5	1.1	5.1
For the Six Months Ended:
June 27, 2009
Revenues from external customers	$29.0	$—	$—	$29.0
Loss from operations	(4.5)	(20.5)	(19.5)	(44.5)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	3.0	4.5	0.1	7.6
Asset impairment charges	—	16.1	0.2	16.3
Restructuring charges	—	—	2.0	2.0
June 28, 2008
Revenues from external customers	31.1	—	—	31.1
Loss from operations	(4.4)	(6.9)	(27.3)	(38.6)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	3.1	4.8	2.1	10.0

Multimedia

Revenues for the Multimedia segment decreased $4.6 million and $2.1 million during the second quarter and first six months of 2009, respectively, as compared to the same period in 2008. The decrease in revenues was attributable primarily to a one-time acceleration of $3.6 million in revenues from Sony Ericsson during the second quarter of 2008 resulting from a change in contract terms and lower royalty revenues during the first six months of 2009 resulting from a decline in unit sales of mobile subscriber services by wireless operators and device manufacturers. Unit sales were adversely impacted by worldwide economic conditions, which caused a softening in consumer demand for new devices and services. The decrease in revenues was partially offset by increased non-recurring technology development revenues primarily resulting from the receipt of final acceptance from Google on technology development services performed in support of the OHA.

Loss from operations for the Multimedia segment increased $2.6 million and $0.1 million during the second quarter and first six months of 2009, respectively, and was attributable to the decrease in revenues of $4.6 million and $2.1 million, respectively, described above, partially offset by decreases in the operating expenses of our Multimedia segment as a result of cost reduction actions implemented during of 2009.

Strategic Initiatives

Loss from operations for the Strategic Initiatives segment decreased $2.1 million and increased $13.6 million during the second quarter and first six months of 2009, respectively, when compared to the same periods in 2008. The increase during the first six months of 2009 is primarily attributable to $16.1 million in asset impairment charges recognized during the first quarter of 2009 related to certain of our domestic AWS spectrum licenses and our Germany wireless spectrum license, partially offset by net gains on our sales of wireless spectrum licenses of $0.7 million, lower losses associated with our investment in Hughes Systique of $0.2 million and lower operating expenses resulting from cost reduction actions implemented in the first six months of 2009.

Other or Unallocated

The loss from operations classified as Other or Unallocated decreased $2.8 million and $7.8 million during the second quarter and first six months of 2009, respectively, and is primarily attributable to the corporate cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities. These decreases were partially offset by an accrual during the second quarter of 2009 for $1.1 million in additional purchase consideration payable through the anticipated issuance of 2.5 million shares of our common stock to the selling shareholders of GO Networks, as a result of an agreement in principle to the terms of a settlement.

Comparison of Our Second Quarter and First Six Months of 2009 to Our Second Quarter and First Six Months of 2008 – Discontinued Operations

The results of operations of our discontinued Networks and Semiconductor segments and WiMax Telecom business are as follows:

	Three Months Ended			Six Months Ended
(in millions)	June 27, 2009	June 28, 2008	Increase (Decrease)	June 27, 2009	June 28, 2008	Increase (Decrease)
Revenues	$1.9	$15.2	$(13.3)	$3.1	$26.7	$(23.6)
Operating expenses:
Cost of revenues	1.5	16.6	(15.1)	3.3	30.6	(27.3)
Engineering, research and development	(0.8)	33.4	(34.2)	2.7	72.6	(69.9)
Sales and marketing	0.2	6.6	(6.4)	0.9	15.7	(14.8)
General and administrative	1.8	5.2	(3.4)	2.5	12.1	(9.6)
Asset impairment charges	1.5	2.1	(0.6)	4.6	2.2	2.4
Restructuring charges	0.3	0.1	0.2	4.9	0.1	4.8
Total operating expenses	4.5	64.0	(59.5)	18.9	133.3	(114.4)
Loss from operations	(2.6)	(48.8)	46.2	(15.8)	(106.6)	90.8
Other income and (expense), net	0.7	0.4	0.3	—	(0.4)	0.4
Loss before income taxes	(1.9)	(48.4)	46.5	(15.8)	(107.0)	91.2
Income tax provision	—	(0.1)	0.1	—	(0.2)	0.2
Loss from discontinued operations	$(1.9)	$(48.5)	$46.6	$(15.8)	$(107.2)	$91.4

Revenues

The $13.3 million and $23.6 million decrease in revenues from discontinued operations during the second quarter and first six months of 2009, respectively, was primarily attributable to our divestiture of our IPWireless subsidiary in December 2008.

Cost of Revenues

The $15.1 million and $27.3 million decrease in cost of revenues from discontinued operations during the second quarter and first six months of 2009, respectively, was primarily attributable to our divestiture of our IPWireless subsidiary and the discontinuation of operations at our GO Networks subsidiary in the fourth quarter of 2008.

Engineering, Research and Development

The $34.2 million and $69.9 million decrease in engineering, research and development expenses from discontinued operations during the second quarter and first six months of 2009, respectively, is primarily attributable our divestiture of our IPWireless subsidiary and the discontinuation of operations at our GO Networks subsidiary in the fourth quarter of 2008, and the shut down of the operations of our semiconductor business in the first quarter of 2009. The compensation related costs incurred in relation to the employees terminated in connection with the shut down of our semiconductor business are included in restructuring charges. Settlements of certain of our software license and maintenance agreements which reduced our payment obligations and reversals of previously expensed share-based compensation due to employee terminations accounted for the $0.8 million credit to engineering, research and development during the second quarter of 2009.

Sales and Marketing

The $6.4 million and $14.8 million decrease in sales and marketing expenses from discontinued operations during the second quarter and first six months of 2009, respectively, is primarily attributable our divestiture of our IPWireless subsidiary and the discontinuation of operations at our GO Networks subsidiary in the fourth quarter of 2008, and the shut down of the operations of our semiconductor business in the first quarter of 2009. The compensation related costs incurred in relation to the employees terminated in connection with the shut down of our semiconductor business are included in restructuring charges.

General and Administrative

The $3.4 million and $9.6 million decrease in general and administrative expenses from discontinued operations during the second quarter and first six months of 2009, respectively, is primarily attributable to our divestiture of our IPWireless subsidiary and the discontinuation of operations at our GO Networks subsidiary in the fourth quarter of 2008, and lower operating expenses at our WiMax Telecom subsidiary resulting from cost reduction actions implemented in the first quarter of 2009.

Asset Impairment Charges

In connection with the implementation of our global restructuring initiative, we continue to review our long-lived assets for impairment and, during the first six months of 2009, determined that indicators of impairment were present for the long-lived assets in our semiconductor business. We performed an impairment assessment of these assets and concluded that their carrying value exceeded their fair value. Accordingly, during the second quarter and first six months of 2009, we recognized asset impairment charges of $1.5 million and $4.6 million, respectively.

In connection with the implementation of our plan to sell our office building in 2008, we performed an impairment assessment of this asset and determined that the carrying value of the building exceeded its fair value based primarily on our near-term liquidity needs and the current commercial real estate market conditions in the local area. Accordingly, during the second quarter of 2008, we wrote-down the carrying value of the building to its estimated fair value and recognized an impairment loss of $2.2 million.

We may incur additional asset impairment charges in the future as we continue to implement asset divestiture actions.

Restructuring Charges

In connection with the implementation of our global restructuring initiative, during the second quarter and first six months of 2009, we incurred employee termination costs of $0 and $4.6 million, and $0.4 million and $0.5 million in contract termination costs, respectively, related to our discontinued operations. The employee termination costs incurred in the first six months of 2009 primarily resulted from the termination of approximately 230 employees upon the shut down of our semiconductor business.

We may incur additional restructuring charges in the future as the implementation of our global restructuring initiative moves towards completion.

Other Expense, Net

Other income, net, during the second quarter of 2009 increased $0.3 million from the second quarter of 2008 and was primarily attributable to higher net foreign currency exchange rate gains recognized during the second quarter of 2009. Other expense, net, during first six months of 2009 decreased $0.4 million from the comparable period in 2008 and was primarily attributable to higher net foreign currency exchange rate gains recognized during the first six months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in July 2006, the net proceeds of $351.1 million from our issuance of Series A Preferred Stock in March 2007, the net proceeds of $101.1 million from our issuance of the Second Lien Notes in October 2008 and July 2009. Our total unrestricted cash, cash equivalents and marketable securities held by continuing operations totaled $17.2 million at June 27, 2009.

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

Our Senior Notes, Second Lien Notes and Third Lien Notes require that the net proceeds from any sales or dispositions of assets be applied towards the repayment of the notes, rather than being used to fund our ongoing operations. Additionally, the Senior Notes and Second Lien Notes require that we maintain a minimum cash balance of $5.0 million (the “Minimum Balance Condition”). Failure to comply with the Minimum Balance Condition results in an immediate event of default.

In July 2009, we issued additional Second Lien Notes due 2010 (the “Incremental Notes”) in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Notes were issued with an original issuance discount of 5% resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.6 million to be used solely in connection with the ordinary course operations of our business and not for any acquisition of assets or businesses or other uses.

We believe that the completion of the asset divestiture and cost reduction actions contemplated by our global restructuring initiative, our current cash and cash equivalents, projected revenues from our Multimedia segment, the net proceeds from the issuance of the Incremental Notes and our ability to pay payment-in-kind interest, in lieu of cash interest, to the holders of 67% of the aggregate remaining outstanding principal balance of our Senior Notes will allow us to meet our estimated working capital requirements at least through June 2010. Should we be unable to achieve the revenues and/or cash flows through June 2010 as contemplated in our operating plan, or if we were to incur significant unanticipated expenditures, we will implement certain additional actions to reduce our working capital requirements including staffing reductions, the deferral of capital expenditures associated with the build-out requirements of our wireless spectrum licenses and further reductions in foreign operations.

Our secured notes require payments of approximately $332.0 million plus accrued interest in 2010. If we are unable to consummate sales of our wireless spectrum assets that are sufficient to retire this indebtedness, we may also be required to renegotiate the terms of our secured notes and/or seek new debt and/or equity financing. There can be no assurance that we will be able to renegotiate the terms of our secured notes or that any additional financing will be available on acceptable terms, if at all. Insufficient capital or inability to renegotiate or repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the U.S. Bankruptcy Court.

The following table presents our working capital (deficit), and our cash and cash equivalents balances:

(in millions)	June 27, 2009	March 28, 2009	Increase (Decrease) for the Three Months Ended June 27, 2009	December 27, 2008	Decrease for the Six Months Ended June 27, 2009
Working capital (deficit)	$ (18.5)	$ (4.0)	$ (14.5)	$ 21.2	$ (39.7)
Cash and cash equivalents	$ 17.2	$ 18.7	$ (1.5)	$ 60.8	$ (43.6)
Cash and cash equivalents – discontinued operations	0.6	0.2	0.4	0.7	(0.1)
Total cash and cash equivalents	$ 17.8	$ 18.9	$ (1.1)	$ 61.5	$ (43.7)

Uses of Cash, Cash Equivalents and Marketable Securities

The following table presents our utilization of cash, cash equivalents and marketable securities:

	Three Months Ended		Six Months Ended
(in millions)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Beginning cash, cash equivalents and marketable securities	$ 18.9	$ 87.6	$ 61.5	$ 166.7
Net operating cash provided (used) by continuing operations	2.0	(17.1)	(30.3)	(48.1)
Proceeds from the sale of wireless spectrum licenses	3.8	—	5.5	—
Payments on long-term obligations, excluding wireless spectrum lease obligations	(5.2)	(1.0)	(6.0)	(2.0)
Cash paid for acquisition of wireless spectrum licenses and subsequent lease obligations	(0.2)	(5.1)	(0.7)	(9.3)
Purchases of property and equipment	(0.1)	(0.9)	(0.2)	(2.2)
Decrease in restricted cash	—	50.0	—	75.0
Cash paid for business combinations, net of cash acquired	—	(0.6)	—	(5.1)
Other, net	0.3	3.3	0.5	0.4
Net operating, investing and financing cash used by discontinued operations	(1.7)	(49.5)	(12.5)	(108.7)
Ending cash, cash equivalents and marketable securities	17.8	66.7	17.8	66.7
Less: ending cash, cash equivalents and marketable securities-discontinued operations	(0.6)	(0.2)	(0.6)	(0.2)
Ending cash, cash equivalents and marketable securities-continuing operations	$ 17.2	$ 66.5	$ 17.2	$ 66.5

Significant Investing and Financing Activities During the First Six Months of 2009

During the first six months of 2009, we completed sales of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $5.5 million, and recognized gains on the sales totaling $0.7 million. The net proceeds from the sales were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

Looking Forward

We anticipate that our PacketVideo subsidiary will need minimal future cash investments based on its projected revenues, which are subject to the risks discussed in this Quarterly Report under the heading “Risk Factors”. We have completed several steps to minimize our future working capital needs, including divesting a controlling interest in our IPWireless subsidiary, shutting down the operations of our other network infrastructure businesses, including the operations of our GO Networks and Cygnus subsidiaries and our Global Services and NextWave Network Support strategic business units, and shutting down the operations of our semiconductor business. Additionally, we have initiated divestiture actions for our WiMax Telecom business, which is reported in our Strategic Initiatives segment, and consists of strategic investments in European wireless spectrum and wireless broadband network operations.

In addition to divesting and/or discontinuing the business units and subsidiaries described above, we have implemented certain additional cost reduction activities as follows:

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

Proceeds from the sale of our assets, net of costs to sell, must be used to redeem our Senior Notes, Second Lien Notes and Third Lien Notes.

In July 2009, we issued the Incremental Notes in the aggregate principal amount of $15.0 million, as described above. At June 27, 2009, the principal balances on our Senior Notes, due in July 2010, our Second Lien Notes, due in December 2010, and our Third Lien Notes, due in December 2011, were $215.8 million, $116.2 million and $504.5 million, respectively. We will be required to successfully monetize most of our wireless spectrum assets in order to retire our debt. There is no guarantee that we will be able to find third parties interested in purchasing our wireless spectrum assets at prices sufficient to retire this debt prior to maturity. To date, we have realized a significant return on the sale of our domestic AWS spectrum licenses. However, there can be no assurance that we will realize a similar return upon the sale of our remaining wireless spectrum holdings. While we have no material debt maturities prior to July 2010, the United States credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, as well as our operating losses, we may not be able to refinance our existing debt at maturity on favorable terms, or at all. If we are unable to renegotiate or pay our debt at maturity, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries.

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

Contractual Obligations

The following table summarizes our cash contractual obligations for continuing and discontinued operations at June 27, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period

(in thousands)	Total	Remainder of 2009	Years 2010-2011	Years 2012-2013	Years 2014 and Thereafter
Continuing Operations:
Long-term obligations(1)(2)(3)	$ 900,505	$ 21,760	$ 340,318	$ 512,841	$ 25,586
Services and other purchase agreements	6,575	4,310	1,824	441	—
Operating leases	7,848	1,812	4,730	1,290	16
Accrued purchase consideration payable in cash(4)	900	900	—	—	—
	915,828	28,782	346,872	514,572	25,602
Discontinued Operations:
Long-term obligations	4,120	30	21	1,221	2,848
Services and other purchase agreements	8,215	62	—	—	8,153
Operating leases	218	86	66	66	—
	12,553	178	87	1,287	11,001
Total	$ 928,381	$ 28,960	$ 346,959	$ 515,859	$ 36,603
Significant contractual obligations entered into subsequent to June 27, 2009:
Long-term obligations(5)	$ 15,000	$ —	$ 15,000	$ —	$ —

_____________________________________________

(1)

Amounts presented do not include cash interest payments on the Senior Notes or the issuance of additional Second Lien Notes and Third Lien Notes in payment of interest. For the purposes of the contractual obligations table, we have classified $113.1 million of the remaining unpaid principal balance of the Senior Notes as due in 2009, representing the carrying value of our wireless spectrum licenses that are classified as held for sale at June 27, 2009. We have assumed that the remaining principal balance of the Senior Notes as well as the Second Lien Notes and Third Lien Notes will not be repaid until their respective maturity dates.

(2)

On July 2, 2009, we sold a 35% interest in our PacketVideo subsidiary to NTT DOCOMO, Inc., a customer of PacketVideo, for cash of $45.5 million. The net proceeds from this transaction were used in July 2009 to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

(3)	During July 2009, we completed the sale of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds of $17.0 million.

(4)

In addition to amounts payable in cash, we have accrued for $2.7 million at June 27, 2009, in additional purchase consideration payable through the issuance of 6.2 million shares of our common stock to the selling shareholders of IPWireless, as a result of the achievement of certain revenue milestones in 2007 as specified in the acquisition agreement, and GO Networks, as a result of an arbitration settlement. We anticipate that the substantial majority of these amounts due will be paid during the third quarter of 2009.

(5)

On July 2, 2009, we issued the Incremental Notes in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Notes were issued with an original issuance discount of 5% resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.6 million to be used solely in connection with the ordinary course operations of our business and not for any acquisition of assets or businesses or other uses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At June 27, 2009, our investment portfolios held by continuing and discontinued operations included unrestricted and restricted cash and investment securities that are subject to interest rate risk and will decline in value if interest rates increase. Interest income earned on our investments is affected by changes in the general level of U.S. interest rates. These income streams are generally not hedged.

Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g., 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

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

Other Market Risk

At June 27, 2009, we held auction rate securities with an aggregate carrying value of $23.6 million. With the liquidity issues experienced in the global credit and capital markets, auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, we have been unable to liquidate our remaining auction rate securities and these securities are subject to declines in fair value as a result of their current illiquidity. To date, we have recognized net losses of $1.6 million representing our estimate of the decline in the fair value of our auction rate securities through June 27, 2009. The risk associated with the illiquidity of our auction rate securities is mitigated by our participation in UBS’s auction securities rights offering, which allow us to sell our auction rate securities at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012.

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

Management is in the process of implementing remediation actions required to successfully remediate the identified material weakness in our internal control over financial reporting, which will include supplementing our existing accounting personnel with additional resources with expertise in technical accounting matters.

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

Changes in Internal Control over Financial Reporting

Except in connection with the remediation actions described above, there have been no changes in our internal control over financial reporting during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc., Allen Salmasi, George C. Alex and Frank Cassou, Defendants”, was filed in the U.S. District Court for the Southern District of California against the Company and certain of its officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of the Company’s common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of the Company’s common stock during an extended class period, between November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint.

We were notified on July 11, 2008 that the former stockholders of GO Networks have filed a demand for arbitration in connection with the February 2008 milestone. In his demand, the stockholder representative has claimed that we owe compensation to the former stockholders of GO Networks on the basis of GO Networks purportedly having partially achieved the February 2008 milestone under the acquisition agreement. The stockholder representative seeks damages of $10.4 million. Further, on December 5, 2008, the stockholder representative amended his demand and added claims pertaining to the August 2008 milestone. In his claims, the stockholder representative asserts, among other claims, that NextWave acted in bad faith in a manner that prevented the achievement of the milestone, and he seeks damages of $12.8 million in connection with these additional claims. We dispute that the February 2008 milestone has been met and deny any wrongdoing with respect to the August 2008 milestone. The dispute will be administered and heard in accordance with procedures set forth by the International Centre for Dispute Resolution, a division of the American Arbitration Association. We submitted our Statement of Defense on August 25, 2008 and an Amended Statement of Defense on January 6, 2009. A three member arbitration panel has been constituted and the panel has issued a Procedural Order establishing dates and parameters for discovery and the arbitration hearing. In June 2009, the parties agreed in principle to terms of settlement of the matter and so informed the arbitration panel. The parties currently are finalizing documents reflecting the settlement terms. In June 2009, we accrued $1.6 million in additional purchase consideration in connection with the pending settlement of the GO arbitration.

On February 20, 2009, Arden Realty Limited Partnership (“Arden”) filed a complaint in California State Superior Court for the County of San Diego against us, alleging breach of two written lease agreements for commercial property. Arden seeks damages in the amount of $2.5 million and $1.4 million respectively for the alleged breaches, as well as interest, attorneys’ fees, among other things. In April 2009, we entered into a settlement and lease termination agreement with Arden, whereby Arden agreed to dismiss the complaint and terminate the lease agreements in exchange for a cash payment of $0.6 million. Accordingly, at June 27, 2009, we recorded a liability for the settlement amount to be paid to Arden.

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

As more fully described in Item 9A of our Annual Report on Form 10-K for the year ended December 27, 2008, our management concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report, in particular due to a control deficiency that represents a material weakness in our internal control over financial reporting. A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness identified by management resulted from a lack of effective controls over the accounting for our global restructuring initiative, including the accounting and tax implications of asset sales, impairments and divestitures, and debt issuances and redemptions. Our failure to properly account for our global restructuring initiative resulted from a lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to these types of transactions. This material weakness is more fully explained in Part II “Item 9A” in this Annual Report on Form 10-K. Management is in the process of implementing remediation actions required to successfully remediate the identified material weakness in our internal control over financial reporting, which will include supplementing our existing accounting personnel with additional resources with expertise in technical accounting matters.

Any failure to implement effective internal controls could cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and may require us to incur additional costs to improve our internal control system.

Our restructuring and cost reduction activities expose us to contingent liabilities, accounting charges, and other risks.

We have realized significant operating losses during each reporting period since our inception in 2005 and expect to realize further operating losses in the future. In an effort to reduce our working capital requirements, in the third quarter of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we have sold a controlling interest in our IPWireless subsidiary, shut down the operations of our network infrastructure businesses, including the operations of our GO Networks and Cygnus subsidiaries and our Global Services and NextWave Network Support strategic business units, and our semiconductor business, and initiated bankruptcy liquidation proceedings for three of our network infrastructure subsidiaries in Israel, Denmark and Canada. We have retained Canaccord Adams to explore strategic transactions for the divestiture of our semiconductor business and are meeting with various financial advisors with respect to the potential disposition of our wireless spectrum assets.

In the second half of 2008, we incurred employee termination costs of $8.0 million, lease abandonment and related facility closure costs of $2.6 million and other restructuring costs of $4.8 million, including costs related to the divestiture and closure of discontinued businesses and contract termination charges. During the six months ended June 27, 2009, we incurred employee termination costs of $4.9 million, lease abandonment and related facility closure costs of $0.3 million and other restructuring costs of $1.8 million, including costs related to the divestiture and closure of discontinued businesses and contract termination charges.

We anticipate that our restructuring activities will continue in 2009 as we continue to implement cost reduction actions and pursue asset divestitures. The completion of our restructuring activities has required and will continue to require significant management time and focus and the incurrence of professional fees and other expenses. The accounting for certain of our restructuring activities is complex, and we have identified a material weakness in our internal control over financial reporting due to our failure to properly account for such transactions and have implemented remediation of these control deficiencies in the second quarter of 2009.

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

We have substantial debt maturities in 2010 and 2011 and our ability to retire our debt on or prior to its maturity dates will require us to successfully sell a substantial portion of our domestic and international spectrum assets. If we are unable to retire our debt through asset sales, we may not be able to renegotiate or refinance our debt at maturity.

Our secured notes require payments of approximately $332.0 million plus accrued interest in 2010. Our Senior Notes, having an aggregate principal amount of $215.8 million at June 27, 2009, will mature in July 2010 and our Second Lien Notes, having an aggregate principal amount of approximately $116.2 million at June 27, 2009, will mature in December 2010. In addition, our Third Lien Notes, having an aggregate principal amount of $504.5 million at June 27, 2009, will mature in December 2011. Sixty-seven-percent of the aggregate remaining outstanding principal balance of our Senior Notes, and all of our Second Lien Notes and Third Lien Notes, bear payment-in-kind interest at rates of 14.0%, 14.0% and 7.5%, respectively, which will increase the principal amount of this debt upon retirement. We are required to use the net proceeds of asset sales to retire our debt. We expect that we will be required to successfully monetize a substantial portion of our wireless spectrum assets in order to retire our debt. There is no guarantee that we will be able to find third parties interested in purchasing our wireless spectrum assets at prices sufficient to retire this debt prior to maturity. Although we continue to believe that the fair value of our wireless spectrum assets at least approximates the carrying value, the sale price of our wireless spectrum assets will be impacted by, among other things:

•	the FCC’s final resolution of ongoing proceedings regarding interference from satellite digital audio radio services to our WCS spectrum licenses;
•	build-out or substantial service requirements attached to our domestic and international spectrum licenses, where a failure to comply with these requirements could result in license forfeiture;
•	timing of closure of potential sales, particularly if it is necessary to accelerate the planned sale of certain of our spectrum licenses in order to meet debt payment obligations;
•	worldwide economic conditions which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in global network deployments; and
•	availability of capital for prospective spectrum bidders has been negatively impacted by the downturn in the credit and financial markets.

If we are unable to consummate sales of our wireless spectrum assets that are sufficient to retire our indebtedness, we may be required to renegotiate the terms of our secured notes, and/or seek new debt and/or equity financing. There can be no assurance that we will be able to renegotiate the terms of our secured notes or that any additional financing will be available on acceptable terms, if at all. Any inability to renegotiate or repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing under the U.S. Bankruptcy Code.

We are highly leveraged and our operating flexibility will be significantly reduced by our debt covenants.

As of June 27, 2009, the aggregate principal amount of our secured indebtedness was $836.5 million. This amount includes our Senior Notes with an aggregate principal amount of $215.8 million, our Second Lien Notes with an aggregate principal amount of $116.2 million and our Third Lien with an aggregate principal amount of $504.5 million. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

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

The terms of our Senior Notes and Second Lien Notes require us to deliver a six-month Operating Budget to the noteholders on a quarterly basis, which budget is reasonably acceptable to Avenue Capital. Avenue Capital holds the majority in aggregate principal amount of our Second Lien Notes and 51% of the aggregate principal amount of our Senior Notes. Our Operating Budget requires us to cut costs and limits the funding that we may provide to specified businesses (the “Named Businesses”, which have already been sold or discontinued as part of our global restructuring initiative).

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

On October 7, 2008, we received a Staff Deficiency Letter from The NASDAQ Stock Market LLC, or NASDAQ, notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 4450(a)(5), or the Rule, because the closing bid price for our Common Stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with NASDAQ Marketplace Rule 4450(e)(2), we were provided a period of 180 calendar days to regain compliance. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of the Rule until January 19, 2009, and as a result, the period during which we had to regain compliance had been extended to July 10, 2009. On July 15, 2009, NASDAQ announced that they had determined to continue the temporary suspension of the Rule until July 31, 2009, and as a result, the period during which we have to regain compliance has been extended to January 21, 2010. If at any time before January 21, 2010, the bid price of our Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by January 21, 2010, our Common Stock will be subject to delisting from The NASDAQ Global Market.

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

On September 16, 2008, a putative class action lawsuit captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc., Allen Salmasi, George C. Alex and Frank Cassou, Defendants” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an expanded class period, between November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, NextWave filed a Motion to Dismiss that Amended Complaint.

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

Our Multimedia segment generates all of our revenues from continuing operations and is dependent on a limited number of customers. For the six months ended June 27, 2009, sales to three Multimedia customers, Verizon Wireless, Google and NTT DOCOMO, accounted for 34%, 20% and 15%, respectively, of our consolidated revenues from continuing operations. If any of these customers terminate their relationships with us, our revenues and results of operations could be materially adversely affected.

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

We also have certain build-out requirements internationally, and failure to make those service demonstrations could also result in license forfeiture. For example, in Canada, our 2.3 GHz licenses are subject to mid-term in-use demonstration requirements in November of 2012 and in April of 2013. In Chile, our 2.5 GHz licenses are subject to build-out requirements in December 2009 and June 2011. In Germany, our 3.5 GHz licenses include build-out obligations to provide coverage to 15% of municipalities in each of the country’s regions by year-end 2009 and 25% of municipalities by year-end 2011. In Switzerland, our licenses are subject to a build-out requirement of 120 base station transmitters by September 2010. In Austria, the license includes build-out obligations for 2007 and 2008, which the Company fulfilled, as confirmed by the regulator for 2007 and pending review for 2008. In Croatia, due to the general delay in the commercialization of WiMAX technology and the recent financial market developments the Company is late on certain build-out commitments it has made. To date, the Croatian regulatory authority has not taken any remedial action against the Company, however, for failure to meet these commitments, but it could choose to do so in the future.

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

We hold 30 licenses issued by the FCC for WCS spectrum. Renewal applications for all 2.3 GHz WCS licenses, including those issued to us, were due to be filed with the FCC on July 21, 2007. We filed our WCS renewal applications on April 23, 2007. Under FCC rules, licenses continue in effect during the pendency of timely file renewal applications. At least three parties about which we are aware made filings purporting to be competing “applications” in response to the renewal applications we, AT&T, and perhaps others filed. The basis on which the third-party filings were made was the alleged failure of WCS licensees to deploy service on WCS spectrum and satisfy substantial service requirements by July 21, 2007. However, on December 1, 2006, the FCC issued a waiver order extending the substantial service deadline for WCS licensees to July 21, 2010. The FCC’s rules contain no procedures for processing competing “applications” filed for WCS spectrum and the FCC has not accepted them for filing. We have no knowledge of the status of these filings and cannot predict how the FCC may address them or how these filings may impact our renewal applications.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders of NextWave Wireless Inc. was held on June 11, 2009.
(b)

Allen Salmasi, Douglas F. Manchester and Robert T. Symington were elected to serve as directors of the Company. The terms of the remaining directors, James C. Brailean, William H. Webster and Jack Rosen, continued after the annual meeting.

(c)	The matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulation

	Votes Cast
Management Proposals	For	Against	Abstain	Broker Non-Votes
Ratification of selection of Independent Registered Public Accounting firm for 2009	57,999,366	708,820	2,010,916	0

Election of Directors

Director	Votes Received	Votes Withheld
Allen Salmasi	58,058,687	2,660,416
Douglas F. Manchester	56,259,030	4,460,073
Robert T. Symington	53,820,071	6,899,032

ITEM 5. Other Information

On August 4, 2009, the Compensation Committee of the Board of Directors granted options to purchase our common stock at an exercise price of $0.42 per share to Francis J. Harding, our Executive Vice President and Chief Financial Officer (600,000 shares) and Frank A. Cassou, our Executive Vice President, Secretary and Chief Legal Counsel (450,000 shares). The options will vest in 48 monthly installments and are subject to acceleration of vesting or forfeiture in accordance with the terms of our 2005 Stock Incentive Plan.

On July 2, 2009, we became obligated on a direct financial obligation by issuing the Incremental Notes in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Notes were issued with an original issuance discount of 5% resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.6 million to be used solely in connection with the ordinary course operations of our business and not for any acquisition of assets or businesses or other uses. The Incremental Purchaser was Avenue AIV US, L.P., an affiliate of Avenue Capital. Robert Symington, a Senior Portfolio Manager with Avenue Capital, is a member of our Board of Directors. In connection with the issuance of the Incremental Notes in July 2009, we issued warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share to the purchaser of the Incremental Note. The warrants are exercisable at any time from the date of issuance until June 2012. Additional information relating to the Incremental Notes and Warrants is contained in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2009.

ITEM 6. Exhibits

Exhibit No.	Description

4.1

Second Lien Incremental Indebtedness Agreement, dated July 2, 2009, among NextWave Wireless Inc., as parent guarantor, NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc. and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, Avenue AIP US, L.P., as the note purchaser and The Bank of New York Mellon, as collateral agent.

4.2	Warrant Agreement, dated July 2, 2009, between NextWave Wireless Inc. and Avenue AIP US, L.P.

4.3	Acknowledgment to Registration Rights Agreement, dated July 2, 2009, by NextWave Wireless Inc.

10.1	Stock Purchase Agreement, dated July 2, 2009, by and among PacketVideo Corporation, NextWave Wireless Inc., NextWave Broadband Inc. and NTT DOCOMO, Inc.

10.2	Stockholders’ Agreement, dated as of July 2, 2009 by and among PacketVideo Corporation, NextWave Wireless Inc., NextWave Broadband Inc. and NTT DOCOMO, Inc.

10.3	Amended and Restated Certificate of Incorporation of PacketVideo Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for James Brailean.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James Brailean.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTWAVE WIRELESS INC. (Registrant)

August 6, 2009	By:	/s/ Francis J. Harding
(Date)	Francis J. Harding
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

4.1

Second Lien Incremental Indebtedness Agreement, dated July 2, 2009, among NextWave Wireless Inc., as parent guarantor, NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc. and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, Avenue AIP US, L.P., as the note purchaser and The Bank of New York Mellon, as collateral agent.

4.2	Warrant Agreement, dated July 2, 2009, between NextWave Wireless Inc. and Avenue AIP US, L.P.

4.3	Acknowledgment to Registration Rights Agreement, dated July 2, 2009, by NextWave Wireless Inc.

10.1	Stock Purchase Agreement, dated July 2, 2009, by and among PacketVideo Corporation, NextWave Wireless Inc., NextWave Broadband Inc. and NTT DOCOMO, Inc.

10.2	Stockholders’ Agreement, dated as of July 2, 2009 by and among PacketVideo Corporation, NextWave Wireless Inc., NextWave Broadband Inc. and NTT DOCOMO, Inc.

10.3	Amended and Restated Certificate of Incorporation of PacketVideo Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for James Brailean.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James Brailean.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.