Form 10-Q
period 2009-09-26
NextWave Wireless Inc.
filed 2009-11-05
CIK 1374993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

As of October 30, 2009, there were 112,858,476 shares of the Registrant’s common stock outstanding.

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
Signatures
Index to Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	September 26, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$ 22,234	$ 60,848
Restricted cash and marketable securities	28,091	24,870
Accounts receivable, net of allowance for doubtful accounts of $56 and $95 at September 26, 2009 and December 27, 2008, respectively	2,800	4,530
Wireless spectrum licenses held for sale	60,609	112,741
Deferred contract costs, prepaid expenses and other current assets	4,774	5,734
Current assets of discontinued operations	11,887	24,726
Total current assets	130,395	233,449
Wireless spectrum licenses, net	415,959	442,415
Goodwill	39,235	38,662
Other intangible assets, net	15,847	18,933
Property and equipment, net	4,465	4,206
Other assets, including assets measured at fair value of $1,211 and $4,210 at September 26, 2009 and December 27, 2008, respectively	11,382	19,845
Total assets	$ 617,283	$ 757,510
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 3,397	$ 7,417
Accrued expenses	16,562	24,887
Current portion of long-term obligations	180,493	136,567
Deferred revenue	5,565	17,378
Deferred revenue – related party	8,347	—
Other current liabilities	910	1,890
Current liabilities of discontinued operations	20,377	24,094
Total current liabilities	235,651	212,233
Deferred income tax liabilities	89,070	89,062
Long-term obligations, net of current portion	507,118	496,297
Other liabilities	20,272	16,034
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 106,169 and 103,092 shares issued and outstanding at September 26, 2009 and December 27, 2008, respectively	106	103
Additional paid-in-capital	879,397	838,865
Accumulated other comprehensive income	9,515	5,255
Accumulated deficit	(1,138,645)	(900,339)
Stockholders’ deficit attributable to NextWave	(249,627)	(56,116)
Noncontrolling interest in subsidiary	14,799	—
Total stockholders’ deficit	(234,828)	(56,116)
Total liabilities and stockholders’ deficit	$ 617,283	$ 757,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Revenues	$ 8,113	$ 16,876	$ 37,063	$ 47,989
License fee revenues – related party	3,842	—	3,842	—
Total revenues	11,955	16,876	40,905	47,989
Operating expenses:
Cost of revenues	4,431	4,855	16,151	14,609
Cost of revenues – related party	111	—	111	—
Engineering, research and development	5,069	7,524	16,735	20,633
Sales and marketing	1,824	3,099	6,864	10,873
General and administrative	11,080	17,367	38,417	56,297
Asset impairment charges	13,764	2,244	30,050	2,244
Restructuring charges	1,712	3,185	3,760	3,308
Total operating expenses	37,991	38,274	112,088	107,964
Gain on sale of wireless spectrum licenses	1,597	19,317	2,268	19,317
Loss from operations	(24,439)	(2,081)	(68,915)	(40,658)
Other income (expense):
Interest income	56	233	363	2,679
Interest expense	(44,664)	(12,018)	(120,528)	(45,940)
Other income (expense), net	(6,500)	(1,575)	(8,118)	(3,363)
Total other income (expense), net	(51,108)	(13,360)	(128,283)	(46,624)
Loss from continuing operations before income taxes	(75,547)	(15,441)	(197,198)	(87,282)
Income tax benefit (provision)	986	(137)	732	(594)
Net loss from continuing operations	(74,561)	(15,578)	(196,466)	(87,876)
Loss from discontinued operations, net of gains on divestiture of discontinued operations of $3,108, $0, $3,159 and $0 and income tax benefit (provision) of $182, $(804), $174 and $(1,003), respectively	(27,108)	(217,722)	(42,869)	(324,898)
Net loss	(101,669)	(233,300)	(239,335)	(412,774)
Less: Net loss attributable to noncontrolling interest in subsidiary:
Continuing operations	1,029	—	1,029	—
Discontinued operations	—	—	—	—
Net loss attributable to NextWave	$ (100,640)	$ (233,300)	$ (238,306)	$ (412,774)
Amounts attributable to NextWave common shares:
Loss from continuing operations, net of tax	$ (73,532)	$ (15,578)	$ (195,437)	$ (87,876)
Less: Preferred stock imputed dividends	—	(7,397)	—	(21,782)
Accretion of issuance costs on preferred stock	—	(75)	—	(220)
Loss from continuing operations, including preferred stock dividends and costs	(73,532)	(23,050)	(195,437)	(109,878)
Loss from discontinued operations, net of tax	(27,108)	(217,722)	(42,869)	(324,898)
Net loss attributable to NextWave common shares	$ (100,640)	$ (240,772)	$ (238,306)	$ (434,776)
Net loss per share attributed to NextWave common shares – basic and diluted:
Continuing operations, including preferred stock dividends and costs	$ (0.45)	$ (0.23)	$ (1.26)	$ (1.10)
Discontinued operations	(0.17)	(2.11)	(0.28)	(3.25)
Net loss	$ (0.62)	$ (2.34)	$ (1.54)	$ (4.35)
Weighted average shares used in per share calculation	162,609	103,092	154,551	99,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 26, 2009	September 27, 2008
OPERATING ACTIVITIES
Net loss	$ (239,335)	$ (412,774)
Loss from discontinued operations, net of tax	(42,869)	(324,898)
Loss from continuing operations	(196,466)	(87,876)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Amortization of intangible assets	9,938	11,075
Depreciation	1,076	4,057
Non-cash share-based compensation	4,019	4,309
Non-cash interest expense	111,443	16,663
Gain on sale of spectrum licenses	(2,268)	(19,317)
Asset impairment charges	30,050	4,966
Other non-cash adjustments	1,905	321
Changes in operating assets and liabilities:
Accounts receivable	1,785	174
Deferred contract costs, prepaid expenses and other current assets	1,019	840
Other assets	877	(1,563)
Accounts payable and accrued liabilities	(11,940)	(5,449)
Deferred revenue	(3,746)	(4,806)
Other current liabilities	3,237	3,403
Net cash used in operating activities of continuing operations	(49,071)	(73,203)
INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	—	106,385
Proceeds from sales of marketable securities	—	115,671
Purchases of marketable securities	—	(112,167)
Proceeds from the sale of noncontrolling interest in PacketVideo to a related party	45,500	—
Proceeds from the sale of wireless spectrum licenses	26,718	35,774
Cash paid for business combinations, net of cash acquired	—	(269)
Payments for wireless spectrum licenses	—	(44)
Purchase of property and equipment	(1,766)	(2,717)
Other, net	238	(518)
Net cash provided by investing activities of continuing operations	70,690	142,115
FINANCING ACTIVITIES
Proceeds from long-term obligations, net of costs to issue	13,496	21,463
Net cash released from restricted cash account securing long-term obligations	—	17,763
Proceeds from investment by joint venture partner	—	615
Payments on long-term obligations	(62,320)	(7,338)
Proceeds from the sale of common shares	409	1,737
Net cash provided by (used in) financing activities of continuing operations	(48,415)	34,240
Cash used by discontinued operations:
Net cash used in operating activities of discontinued operations	(13,917)	(129,523)
Net cash provided by (used in) investing activities of discontinued operations	2,991	(14,282)
Net cash used in financing activities of discontinued operations	(45)	(730)
Net cash used by discontinued operations	(10,971)	(144,535)
Effect of foreign currency exchange rate changes on cash	(751)	(135)
Net decrease in cash and cash equivalents	(38,518)	(41,518)
Cash and cash equivalents, beginning of period	61,517	53,050
Cash and cash equivalents, end of period	22,999	11,532
Less cash and cash equivalents of discontinued operations, end of period	(765)	(6,136)
Cash and cash equivalents of continuing operations, end of period	$ 22,234	$ 5,396
Noncash investing and financing activities:
Fair value of warrants issued in connection with Second Lien Notes	$ 5,179	$ —
Common stock issued for business acquisitions	$ —	$ 36,501
Wireless spectrum licenses acquired with lease obligations	$ —	$ 8,636

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

We evaluated subsequent events through November 5, 2009, the filing date for this Quarterly Report on Form 10-Q (Note 15).

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We generated net losses attributable to NextWave of $238.3 million and $412.8 million for the nine months ended September 26, 2009 and September 27, 2008, respectively, and have an accumulated deficit of $1.1 billion at September 26, 2009. We used cash from operating activities of our continuing operations of $49.1 million and $73.2 million for the nine months ended September 26, 2009 and September 27, 2008, respectively. Our total unrestricted cash, cash equivalents and marketable securities held by continuing operations at September 26, 2009 totaled $22.2 million. We had a net working capital deficit of $105.3 million at September 26, 2009, reflecting a negative impact of $155.0 million attributable to the maturity of our 7% Senior Secured Notes (the “Senior Notes”) in July 2010.

Our Senior Notes require payments of approximately $164.1 million in principal plus accrued interest in July 2010 and our Senior-Subordinated Secured Second Lien Notes due 2010 (the “Second Lien Notes”) require payment of approximately $135.7 million in principal plus accrued interest in December 2010. Our cash reserves and cash generated from operations are not sufficient to meet these payment obligations. We must consummate sales of our wireless spectrum assets yielding proceeds that are sufficient to retire this indebtedness, renegotiate the maturity of our secured notes and/or seek to refinance such indebtedness. Currently, we are in discussion with certain holders of our secured notes regarding the extension of the maturity of such notes. There can be no assurance that we will be able to extend the maturity of our secured notes or that asset sales or any additional financing will be achievable on acceptable terms. If we are unable to renegotiate or pay our debt at maturity, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from our issuance of our Senior Notes in July 2006, the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) in March 2007, which, in October 2008, we exchanged for Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”) in the aggregate principal amount of $478.3 million, and the net proceeds of $101.0 million from our issuance of Second Lien Notes in October 2008 and July 2009. We did not receive any proceeds from the issuance of the Third Lien Notes.

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

On July 2, 2009, we issued additional Second Lien Notes due 2010 (the "Incremental Notes") in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Notes were issued with an original issuance discount of 5% resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.5 million to be used solely in connection with the ordinary course of operations of our business and not for any acquisition of assets or businesses or other uses. The purchaser of the Incremental Notes was Avenue AIV US, L.P., an affiliate of Avenue Capital Management II, L.P. ("Avenue Capital"). Robert Symington, a Senior Portfolio Manager with Avenue Capital, is a member of our Board of Directors. In July 2009, we issued warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share to the purchaser of the Incremental Notes. The warrants are exercisable at any time from the date of issuance until June 2012.

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

In 2010, we have capital expenditure needs associated with certain build-out or substantial service requirements. These requirements apply to our licensed wireless spectrum, and generally must be satisfied as a condition of license renewal. The renewal deadline and the substantial service build-out deadline for our domestic WCS spectrum is July 21, 2010. We also have certain build-out requirements internationally in 2009, 2012 and 2013, and failure to make those service demonstrations could also result in license forfeiture. We plan to seek and enter into third party arrangements pursuant to which in exchange for access to certain of our spectrum, such parties would commit the financial resources necessary to meet our build-out requirements. We have obtained third party arrangements which we believe will allow us to satisfy our substantial service requirements with respect to our domestic WCS spectrum.

We believe that the completion of the asset divestiture and cost reduction actions, our current cash and cash equivalents, projected revenues from our Multimedia segment, our ability to pay payment-in-kind interest in lieu of cash interest to the holders of 68% of the aggregate remaining outstanding principal balance of our Senior Notes and our third party arrangements with respect to our domestic WCS spectrum build-out requirements will allow us to meet our estimated operational cash requirements, other than the pending maturity of our Senior Notes as discussed above, at least through September 2010. Should we be unable to achieve the revenues and/or cash flows through September 2010 as contemplated in our operating plan, or if we were to incur significant unanticipated expenditures, we will implement certain additional actions to reduce our working capital requirements including staffing reductions, the deferral of capital expenditures associated with the build-out requirements of our international wireless spectrum licenses and further reductions in foreign operations.

Restructuring Initiative and Discontinued Operations

Pursuant to our global restructuring initiative and the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, we have completed the following actions:

•	We have terminated 620 employees worldwide and vacated seven leased facilities.
•	We sold a controlling interest in our IPWireless subsidiary.
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

•

In the first quarter of 2009, we shut down our semiconductor business and terminated 220 employees and, subsequently, in the third quarter of 2009, we sold certain of our owned semiconductor business patents and patent applications to a third party.

•

We have downsized our corporate overhead functions to match the anticipated reduction in overall global support requirements, including our information technology, legal, finance, human resources and corporate branding and marketing functions.

•	We have integrated certain corporate administration functions into our PacketVideo operations in San Diego, California.
•	We have continued to pursue wireless spectrum license sales, which will reduce our outstanding indebtedness thereby reducing the interest costs payable in future years.
•	We are actively pursuing the sale or wind-down of various portions of our WiMax Telecom business, and have initiated insolvency proceeding for our WiMax Telecom GmbH business in Austria.

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

The carrying amounts of the assets and liabilities of our discontinued operations are as follows:

(in thousands)	September 26, 2009	December 27, 2008
Cash and cash equivalents	$ 765	$ 669
Restricted cash	419	642
Accounts receivable, net of allowance for doubtful accounts of $1,389	706	365
Inventory, prepaid expenses and other assets	5,763	7,443
Intangible assets, net	—	2,181
Property and equipment, net	4,234	13,426
Asset of discontinued operations	11,887	24,726
Wireless spectrum licenses included in wireless spectrum licenses held for sale	14,280	36,094
Total assets of discontinued operations	$ 26,167	$ 60,820
Accounts payable	$ 2,357	$ 2,683
Accrued expenses	775	4,032
Deferred revenue, current portion of long-term obligations and other current liabilities	7,383	7,431
Deferred income tax liabilities	4,529	4,711
Other liabilities	1,196	1,304
Long-term obligations, net of current portion	4,137	3,933
Total liabilities of discontinued operations	$ 20,377	$ 24,094

The results of operations of our discontinued segments are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Revenues	$ 1,273	$ 21,318	$ 4,405	$ 47,988
Operating expenses:
Cost of revenues	1,524	24,152	4,773	54,745
Engineering, research and development	(329)	30,403	2,409	103,033
Sales and marketing	165	5,162	1,074	20,890
General and administrative	938	6,931	3,411	18,975
Asset impairment charges	29,068	167,689	33,713	169,885
Restructuring charges	139	4,717	5,070	4,842
Total operating expenses	31,505	239,054	50,450	372,370
Net gain on business divestitures	3,108	—	3,159	—
Loss from operations	(27,124)	(217,736)	(42,886)	(324,382)
Other income (expense), net	(166)	818	(157)	487
Loss before income taxes	(27,290)	(216,918)	(43,043)	(323,895)
Income tax benefit (provision)	182	(804)	174	(1,003)
Net loss from discontinued operations	$ (27,108)	$ (217,722)	$ (42,869)	$ (324,898)

In June 2009, we granted to IPW Holdings, Inc. (“IPW Holdings”) and an affiliate of IPW Holdings a call option to purchase our remaining noncontrolling interest in IPWireless Inc., for $0.4 million. As consideration for granting the call option, we received a cash payment of $0.1 million. In connection with the execution of the call option agreement we also received a cash payment of $0.5 million for reimbursement of transaction-related expenses associated with our sale of a controlling interest in IPWireless in December 2008. We recognized $0.6 million as a gain from business divestitures during the three and nine months ended September 26, 2009. On November 2, 2009, IPW Holdings exercised the call option.

In July 2009, we sold our owned Semiconductor business patents and patent applications to Wi-Lan Inc, a Canadian intellectual property company, for a cash payment of $2.5 million and recognized $2.5 million as a gain from business divestitures during the three and nine months ended September 26, 2009.

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned subsidiaries as of September 26, 2009 and September 27, 2008 and for the three and nine months then ended, respectively. Noncontrolling interest represents the noncontrolling shareholder’s proportionate share of the net equity in our consolidated subsidiary, PacketVideo Corporation (“PacketVideo”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2009 is a 53-week year ending on January 2, 2010. The three and nine month periods ended September 26, 2009 and September 27, 2008 include 13 and 26 weeks, respectively.

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

For arrangements that do not contain software or embedded software that is incidental to the arrangement, we recognize revenue in accordance with the revenue recognition accounting guidance, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

For software arrangements, or in cases where the software is considered more than incidental and is essential to the functionality of the hardware or the infrastructure products, revenue is recognized pursuant to software revenue recognition and construction-type and production-type contracts accounting guidance.

Our revenue arrangements can include multiple deliverables, software or technology license, non-recurring engineering services and post-contract customer support. For these arrangements, we consider the revenue recognition - multiple-element arrangements accounting guidance. Accordingly, we evaluate each deliverable in the arrangement to determine whether it represents a separate unit of accounting. If objective and reliable evidence of fair value exists (“vendor specific objective evidence”) for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on those relative fair values. If vendor specific objective evidence of fair value exists for all undelivered elements, but not for delivered elements, the residual method would be used to allocate the arrangement consideration. If elements cannot be treated as separate units of accounting because vendor specific objective evidence of the undelivered elements does not exist, they are combined into a single unit of accounting and the associated revenue is deferred until all combined elements have been delivered or until there is only one remaining element to be delivered. To date, we have not been able to establish vendor specific objective evidence for any of the elements included in our revenue arrangements, as the software and hardware products or services have not yet been sold separately, nor has a standard price list been established. As a result, once the software or technology is delivered and the only undelivered element is services, the entire non-contingent contract value is recognized ratably over the remaining service period. Costs directly attributable to providing these services are also deferred and amortized over the remaining service period of the respective revenues.

Services sold separately are generally billed on a time and materials basis at agreed-upon billing rates, and revenue is recognized as the services are performed.

We earn royalty revenues on licensed embedded multimedia products sold by our licensees. Generally, royalties are paid by licensees on a contingent, per unit, or fixed fee usage basis. The licensees generally report and pay the royalty in the quarter subsequent to the period of delivery or usage. We recognize royalty revenues based on royalties reported by licensees. When royalty arrangements also provide for ongoing post-contract customer support that does not meet the criteria to be recognized upon delivery of the software, the royalty is recognized ratably from the date the royalty report is received through the stated remaining term of the post-contract customer support. In limited situations, we have determined that post-contract customer support revenue can be recognized upon delivery of the software because the obligation to provide post-contract customer support is for one year or less, the estimated cost of providing the post-contract customer support during the arrangement is insignificant and unspecified upgrades or enhancements offered for the particular post-contract customer support arrangement historically have been and are expected to continue to be minimal and infrequently provided. In these instances, we have accrued all the estimated costs of providing the services upfront, which to date have been insignificant.

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

Income Taxes

We recognize income tax benefits (expense) based on estimates of our consolidated taxable income (loss) taking into account the various legal entities through which, and jurisdictions in which, we operate. As such, income tax benefits (expense) may vary from the customary relationship between income tax benefit (expense) and income (loss) before taxes.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) for revenue recognition related to multiple-deliverable revenue arrangements. This ASU provides amendments to the existing criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, eliminate the residual method of allocation of arrangement consideration to all deliverables and require the use of the relative selling price method in allocation of arrangement consideration to all deliverables, require the determination of the best estimate of a selling price in a consistent manner, and significantly expand the disclosures related to the multiple-deliverable revenue arrangements. The amendments are effective for our fiscal year 2011 with early adoption permitted. We are currently evaluating the impact of adopting these amendments on our consolidated financial statements.

In October 2009, the FASB issued an ASU for software revenue recognition. This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance. This amendment is effective for our fiscal year 2011 with early adoption permitted. We are currently evaluating the impact of adopting this amendment on our consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) that provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques that use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or other valuation techniques that are consistent with the accounting principles, including an income approach or a market approach. This updated accounting guidance is effective for our fourth quarter of 2009 and we are currently evaluating the impact of the adoption of this new guidance on our consolidated financial statements.

In June 2009, the FASB issued updated accounting guidance which amends current accounting guidance on the consolidation of variable interest entities, to require us to perform an analysis of our existing investments to determine whether our variable interest or interests give us a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. It also amends current accounting guidance to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The updated accounting guidance is effective for our fiscal year beginning January 3, 2010. Our adoption of the updated accounting guidance is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This update is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there was no significant impact on our consolidated financial position or results of operations upon the adoption.

In April 2009, the FASB amended the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. As permitted by the standard, we elected to early adopt the new accounting guidance in the first quarter of 2009. Our adoption of this new guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB provided additional guidance for estimating fair values of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. As permitted by the additional guidance, we elected to early adopt the additional guidance in the first quarter of 2009. Our adoption of the additional guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB amended disclosure requirement about the fair value of financial instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. As permitted by the standard, we elected to early adopt the new disclosure requirement in the first quarter of 2009. The new interim disclosures are included in Note 11.

In June 2008, the FASB ratified accounting for derivatives and hedging activities, which specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to an entity’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The new accounting guidance provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. Our adoption of new accounting guidance in our first quarter of 2009 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued new accounting guidance for accounting for convertible debt instruments that may be settled upon conversion (including partial cash settlement). The new accounting guidance, which was effective in our first quarter of 2009, requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. Our Third Lien Notes do not allow for cash settlement upon conversion and therefore are excluded from the scope of this new accounting guidance. Accordingly, our adoption of the new accounting guidance did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued new accounting guidance which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We do not currently transact in derivative instruments or engage in hedging activities and therefore our adoption of this new guidance in the first quarter of 2009 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued amended accounting guidance for noncontrolling interests in consolidated financial statements. The amended accounting guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The amended accounting guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Our adoption of the amended accounting guidance did not have a material impact on our consolidated financial statements.

2.	Wireless Spectrum Licenses

We continue to market for sale our wireless spectrum holdings. Any sale or transfer of the ownership of our wireless spectrum holdings is generally subject to regulatory approval. We are required to use the net proceeds from the sale of our wireless spectrum licenses to redeem our Senior Notes, Second Lien Notes and Third Lien Notes.

During the three and nine months ended September 26, 2009, we completed sales of certain of our owned Advanced Wireless Services (“AWS”) spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $21.2 million and $26.7 million, and recognized net gains on the sales of $1.6 million and $2.3 million, respectively. The net proceeds from the sales received after July 15, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 102% of the principal amount thereof plus accrued interest and net proceeds received prior to July 16, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest. The premiums paid upon redemption are charged to interest expense in the accompanying consolidated statements of operations.

In September 2008, we completed one sale for net proceeds, after deducting direct and incremental costs to sell, of $35.8 million, and recognized a gain on sale of $19.3 million in during the three and nine months ended September 27, 2008. The net proceeds from the sale were used to redeem the Senior Notes in October 2008 at a redemption price of 105% of the principal amount thereof plus accrued interest.

We anticipate that certain of our remaining wireless spectrum licenses will be sold within the next twelve months. Accordingly, at September 26, 2009, we classified wireless spectrum holdings with a carrying value of $60.6 million as assets held for sale, and, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing these assets. Any net proceeds from these sales will be used to redeem a portion of the Senior Notes at a redemption price of 102% of the principal amount thereof plus accrued interest. As of September 26, 2009, the aggregate net carrying value of our remaining wireless spectrum license assets that are not considered held for sale was $416.0 million, which includes $79.1 million of asset value allocated as a result of related deferred tax liabilities determined in accordance with accounting guidance for acquired temporary differences in certain purchase transactions that are not accounted for as business combinations. Unpaid spectrum lease obligations related to our wireless spectrum holdings aggregated $42.5 million at September 26, 2009.

Through our continued efforts to sell our remaining domestic spectrum licenses and our wireless spectrum licenses in Europe, during the third quarter of 2009, we determined that the carrying value of certain of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build out obligations in Europe during this time period. Accordingly, during the three and nine months ended September 26, 2009, we wrote-down the carrying value of our domestic spectrum licenses and our wireless spectrum licenses in Europe to their estimated fair value and recognized asset impairment charges of $36.0 million and $52.2 million, respectively. For the three and nine months ended September 26, 2009, $13.8 million and $29.9 million is reported in continuing operations and $22.2 million and $22.4 million is reported in discontinued operations, respectively.

3.	Asset Impairment Charges

Long-Lived Assets

In connection with our global restructuring initiative, we continue to review our long-lived assets for impairment and, during the nine months ended September 26, 2009, determined that indicators of impairment were present for certain long-lived assets. Accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.

For the long-lived asset recoverability assessment performed during the nine months ended September 26, 2009, the undiscounted cash flows used to estimate the recoverability of the asset carrying values were based on the estimated future net cash flows to be generated from the sale or licensing of the assets, less estimated costs to sell. Based on the analysis, we concluded that the carrying value of certain of our long-lived assets was not recoverable. The impaired assets primarily consist of fixed assets utilized in our discontinued WiMax Telecom and Global Services businesses and research and development equipment utilized in our discontinued semiconductor business. Accordingly, during the three and nine months ended September 26, 2009, we recognized additional asset impairment charges of $5.2 million and $10.0 million, of which $5.2 million and $9.8 million are reported as asset impairment charges in discontinued operations and $0 and $0.2 million are reported as asset impairment charges in continuing operations, respectively.

During the three months ended September 27, 2008, we recognized an impairment loss of $52.3 million related to impaired assets which primarily consist of the amortizable purchased intangible assets of IPWireless, GO Networks and Cygnus, our Nevada office building and the equipment contained therein, and leasehold improvements at vacated facilities. Of the $52.3 million asset impairment charge, $50.0 million is reported as an asset impairment charge in discontinued operations and $2.3 million is reported as an asset impairment charge in continuing operations.

During the second quarter of 2008, we performed a recoverability assessment of our Nevada office building and determined that the carrying value of the building exceeded its market value, less costs to sell, based primarily on the current commercial real estate market conditions in the local area. Accordingly, during the second quarter of 2008, we wrote-down the carrying value of the building to its estimated market value, less costs to sell, and recognized an impairment loss of $2.2 million, which is reported as an asset impairment charge in discontinued operations during the nine months ended September 27, 2008.

There are inherent estimates and assumptions underlying the projected cash flows utilized in the recoverability assessment and management’s judgment is required in the application of this information to the determination of the recovery value of the assets. No assurance can be given that the underlying estimates and assumptions will materialize as anticipated.

Goodwill

During the three months ended September 27, 2008, we recognized a goodwill impairment loss of $117.7 million representing our best estimate of the goodwill impairment loss for the Cygnus and IPWireless reporting units. The goodwill impairment loss is reported as an asset impairment charge in discontinued operations.

Other

During the three months ended September 26, 2009 we wrote-off the remaining net book value of the purchased customer base intangible asset of WiMax Telecom since we determined that indicators of impairment existed, and, as a result of this write-off, we recognized a non-cash charge of $1.6 million during the three and nine months ended September 26, 2009, which is reported as an asset impairment charge in discontinued operations.

During the three months ended September 27, 2008 we wrote-off the remaining deferred cost of revenues of GO Networks since we did not anticipate realizing the associated deferred revenues, and, as a result of the write-off of the inventory and deferred cost of revenues, we recognized a non-cash charge of $4.8 million during the three and nine months ended September 27, 2008, which is reported in cost of revenues in discontinued operations.

4.	Restructuring Charges

As previously described, in the second half of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses and our semiconductor business. In connection with the implementation of our global restructuring initiative, we have terminated 620 employees worldwide and vacated seven leased facilities, of which 230 employees were terminated and two leased facilities were vacated during the nine months ended September 26, 2009.

The following summarizes the restructuring activity for the nine months ended September 26, 2009 and September 27, 2008 and the related restructuring liabilities:

(in thousands)	Balance at December 27, 2008	Charges to Expense	Cash Payments	Reversal of Deferred Charges	Balance at September 26, 2009
For the Nine Months Ended September 26, 2009
Employee termination costs	$ 237	$ 4,913	$ (5,150)	$ —	$ —
Lease abandonment and facility closure costs	1,616	783	(1,960)	(89)	350
Other related costs, including contract termination costs, selling costs and legal fees	2,668	3,134	(4,764)	—	1,038
Total	$ 4,521	$ 8,830	$ (11,874)	$ (89)	$ 1,388
Continuing operations (1)	$ 3,492	$ 3,760			$ 1,111
Discontinued operations	1,029	5,070			277
Total	$ 4,521	$ 8,830			$ 1,388
For the Nine Months Ended September 27, 2008
Employee termination costs		$ 5,321	$ (4,215)	$ —	$ 1,106
Lease abandonment and facility closure costs		2,056	(375)	223	1,904
Other related costs, primarily legal fees		773	(623)	—	150
Total		$ 8,150	$ (5,213)	$ 223	$ 3,160
Continuing operations(2)		$ 3,308			$ 2,505
Discontinued operations		4,842			655
Total		$ 8,150			$ 3,160

_________________________________

(1)

Included in the restructuring charges of continuing operations for the three and nine months September 26, 2009 are net charges of $0.5 million and $0.9 million, respectively, for lease abandonment and facility closure costs related to certain facilities. Also included in the restructuring charges of continuing operations for the three and nine months ended September 26, 2009 are costs related to the divestiture and closure of discontinued businesses totaling $1.2 million and $2.5 million, respectively.

(2)

Included in the restructuring charges of continuing operations for the three and nine months September 27, 2008 are charges of $0.7 million and $0.8 million for severance, and $1.7 million and $1.7 million, respectively, for lease abandonment and facility closure costs related to certain facilities. Also included in the restructuring charges of continuing operations for the three and nine months ended September 27, 2008 are costs related to the divestiture and closure of discontinued businesses totaling $0.8 million and $0.8 million, respectively.

5.	Long-Term Obligations

Long-term obligations held by continuing operations consist of the following:

(dollars in thousands)	September 26, 2009	December 27, 2008
7% Senior Secured Notes due July 2010, net of unamortized discount of $9,184 and $20,713 at September 26, 2009 and December 27, 2008, respectively	$ 154,963	$ 193,474
14% Senior-Subordinated Secured Second Lien Notes due December 2010, net of unamortized discount of $16,215 and $16,951 at September 26, 2009 and December 27, 2008, respectively	119,472	91,505
7.5% Third Lien Subordinated Secured Convertible Notes due December 2011, net of unamortized discount of $148,605 and $185,382 at September 26, 2009 and December 27, 2008, respectively	365,215	300,685
Wireless spectrum leases, net of unamortized discounts of $17,206 and $18,973 at September 26, 2009 and December 27, 2008, respectively; expiring from 2011 through 2036 with one to five renewal options ranging from 10 to 15 years each	25,250	24,419
Collateralized non-recourse bank loan with interest at 30-day LIBOR plus 0.25%; principal and interest due upon sale of auction rate securities; secured by auction rate securities	21,411	21,459
Other	1,300	1,322
Long-term obligations held by continuing operations	687,611	632,864
Less current portion	(180,493)	(136,567)
Long-term portion	$ 507,118	$ 496,297

Senior, Second Lien and Third Lien Notes

Under the terms of the purchase agreements for our Senior Notes and Second Lien Notes, we were required to enter into binding agreements to effect asset sales generating net proceeds of at least $350 million no later than March 31, 2009 and consummate such sales no later than six months following execution of such agreements, unless closing is delayed solely due to receipt of pending regulatory approvals (the “Asset Sale Condition”). We did not meet the Asset Sale Condition. As a result, pursuant to the terms of the note purchase agreements, the interest rate on the Senior Notes increased by 200 basis points effective March 31, 2009 and, on April 8, 2009, we issued additional warrants to purchase an aggregate of 10.0 million shares of our common stock at an exercise price of $0.01 per share to the purchasers of the Second Lien Notes. Of the warrants issued, 7.5 million were issued to Avenue AIV US, L.P., a related party. The warrants are exercisable at any time through April 6, 2012. The grant-date fair value of the warrants, which totaled $1.7 million, was recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes, and is recognized as additional interest expense over the remaining term of the Second Lien Notes.

On April 1, 2009, we obtained an amendment and waiver from the holders of our Senior Notes, Second Lien Notes, and Third Lien Notes that adjusts the Minimum Balance Condition from $15 million to $5 million, waives certain events of default relating to timely delivery of a new operating budget, permits us to issue up to $25 million of indebtedness on a pari passu basis with our Second Lien Notes, and allows us to pay certain holders of our Senior Notes payment-in-kind interest at a rate of 14%. Pursuant to the amendment and waiver, holders of 68% of the aggregate remaining outstanding principal balance of our Senior Notes at September 26, 2009 have elected to receive payment-in-kind interest in lieu of cash interest. As of September 26, 2009, we have accrued for $10.0 million in payment-in-kind interest which has been added to the outstanding principal balance of our Senior Notes in the consolidated balance sheet.

On July 2, 2009, we issued additional Second Lien Notes due 2010 in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Notes were issued with an original issuance discount of 5% resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.5 million to be used solely in connection with the ordinary course operations of our business and not for any acquisition of assets or businesses or other uses. The Incremental Purchaser was Avenue AIV US, L.P. In connection with the issuance of the Incremental Notes in July 2009, we issued warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share to the purchaser of the Incremental Notes. The warrants are exercisable at any time from the date of issuance until June 2012. The grant-date fair value of the warrants, which totaled $3.5 million, was recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes, and is recognized as additional interest expense over the remaining term of the Second Lien Notes. We issued the Incremental Notes as an alternative to the working capital financing contemplated by the commitment letter we previously entered into with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman.

6.	Related Party Transactions

Debt-Related Transactions

As discussed in Note 5, we did not meet the Asset Sale Condition under the terms of the purchase agreements for our Senior Notes and Second Lien Notes. As a result, we issued additional warrants to purchase an aggregate of 10.0 million shares of our common stock at an exercise price of $0.01 per share to the purchasers of the Second Lien Notes. Of the warrants issued, 7.5 million were issued to Avenue AIV US, L.P., an affiliate of Avenue Capital Management II, L.P. ("Avenue Capital"). Robert Symington, a Senior Portfolio Manager with Avenue Capital, is a member of our Board of Directors. The warrants are exercisable at any time through April 6, 2012. The grant-date fair value of the warrants, which totaled $1.7 million, was recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes, and is recognized as additional interest expense over the remaining term of the Second Lien Notes.

On July 2, 2009, we issued additional Second Lien Notes due 2010 in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Purchaser was Avenue AIV US, L.P. In connection with the issuance of the Incremental Notes in July 2009, we issued warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share to the purchaser of the Incremental Notes. The warrants are exercisable at any time from the date of issuance until June 2012. The grant-date fair value of the warrants, which totaled $3.5 million, was recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes, and is recognized as additional interest expense over the remaining term of the Second Lien Notes.

Sale of Noncontrolling Interest in PacketVideo

On July 2, 2009, we sold a 35% noncontrolling interest in our PacketVideo subsidiary to NTT DOCOMO, Inc. ("DOCOMO"), a customer of PacketVideo, for $45.5 million. PacketVideo sells a version of its multimedia player to DOCOMO for installation into DOCOMO handset models. The net proceeds from this transaction were used in July 2009 to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

Under the terms of the Stock Purchase Agreement, DOCOMO was granted certain rights in the event of future transfers of PacketVideo stock or assets, preemptive rights in the event of certain issuances of PacketVideo stock, and a call option exercisable under certain conditions to purchase the remaining shares of PacketVideo at the then current fair value. In addition, DOCOMO will have certain governance and consent rights applicable to the operations of PacketVideo. In order to facilitate the DOCOMO investment, NextWave’s noteholders provided certain waivers, including a release of PacketVideo’s guaranty of NextWave indebtedness.

During the three and nine months ended September 26, 2009, PacketVideo recognized $3.8 million in related party revenues from DOCOMO in the consolidated statements of operations.

7.	Comprehensive Loss

Comprehensive loss attributable to the noncontrolling interest in subsidiary and NextWave are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net loss	$ (101,669)	$ (233,300)	$ (239,335)	$ (412,774)
Net unrealized gains on marketable securities	—	—	—	10
Foreign currency translation adjustment	3,778	(6,110)	4,657	(510)
Total comprehensive loss	(97,891)	(239,410)	(234,678)	(413,274)
Comprehensive loss attributable to noncontrolling interest in subsidiary	(632)	—	(632)	—
Comprehensive loss attributable to NextWave	$ (97,259)	$ (239,410)	$ (234,046)	$ (413,274)

8.	Net Loss Per Common Share Information

Basic and diluted net loss per common share for the three and nine months ended September 26, 2009 and September 27, 2008 is computed by dividing net loss attributable to NextWave common shares during the period by the weighted average number of common shares outstanding during the respective periods, without consideration of common stock equivalents. In accordance with earnings per share accounting guidance, our weighted average number of common shares outstanding includes the weighted average of 57.5 million warrants exercisable for shares of our common stock that were outstanding as of September 26, 2009 as they are issuable for an exercise price of $0.01 each.

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted loss per share as they are antidilutive. The share amounts are determined using a weighted average of the shares outstanding during the respective periods and assume that the last day of the respective quarterly periods were the end dates of the contingency period for any contingently issuable shares in accordance with earnings per share accounting guidance.

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Third Lien Notes / Series A Preferred Stock	45,662	35,319	44,830	34,666
Outstanding stock options	19,210	22,139	16,689	21,882
Common stock warrants	500	2,436	500	2,436
Restricted stock	11	151	480	94
Contingently issuable shares under advisory contract	—	833	—	833

In addition to the securities listed above, we issued 3.7 million and 2.5 million shares of our common stock in October 2009 in payment of additional purchase consideration in connection with our 2007 acquisitions of IPWireless and GO Networks, respectively.

9.	Stockholders’ Deficit

Changes in shares of common stock, stockholders’ deficit attributable to NextWave and the noncontrolling interest in subsidiary and total stockholders’ deficit for the nine months ended September 26, 2009 are as follows:

(in thousands)	Shares of Common Stock	Stockholders’ Deficit Attributable to NextWave	Noncontrolling Interest in Subsidiary	Total Stockholders’ Deficit
Balance at December 27, 2008	103,092	$ (56,116)	$ —	$ (56,116)
Sale of noncontrolling interest in our PacketVideo subsidiary		30,954	15,072	46,026
Shares issued for stock options and warrants exercised, net of repurchases	3,077	409	—	409
Share-based compensation expense	—	3,993	359	4,352
Fair value of warrants issued in connection with the Second Lien Notes	—	5,179	—	5,179
Foreign currency translation adjustment	—	4,260	397	4,657
Net loss	—	(238,306)	(1,029)	(239,335)
Balance at September 26, 2009	106,169	$ (249,627)	$ 14,799	$ (238,828)

The effect of the change in ownership interest between NextWave and the noncontrolling interest in subsidiary is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net loss attributable to NextWave	$ (100,640)	$ (233,300)	$ (238,306)	$ (412,774)
Transfers from the noncontrolling interest:
Increase in NextWave’s additional paid-in capital for sale of 35% ownership interest in PacketVideo	30,954	—	30,954	—
Change from net loss attributable to NextWave and transfers from the noncontrolling interest	$ (69,686)	$ (233,300)	$ (207,352)	$ (412,774)

10.	Share-Based Payments

NextWave Stock Option Plans

At September 26, 2009, we may issue up to an aggregate of 31.1 million shares of NextWave common stock under our equity compensation plans, of which 19.4 million shares are reserved for issuance upon exercise of granted and outstanding options and 11.7 million shares are available for future grant.

The following table summarizes stock option activity under our equity compensation plans during the nine months ended September 26, 2009:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share
Outstanding at December 27, 2008	16,259	$ 6.71
Granted	12,920	$ 0.36
Exercised	(1,187)	$ 0.34
Canceled	(8,567)	$ 6.77
Outstanding at September 26, 2009	19,425	$ 2.85
Exercisable at September 26, 2009	12,635	$ 3.32

We utilized the Black-Scholes option-pricing model for estimating the grant-date fair value of employee stock awards with the following assumptions:

	Nine Months Ended
	September 26, 2009	September 27, 2008
Risk-free interest rate	2.13%-3.00%	1.98%-3.47%
Expected life (in years)	5.3-6.0	3.5-10.0
Weighted average stock price volatility	117%	53%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share	$ 0.30	$ 2.80

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected lives of the awards. Because we have a limited history of stock option exercises and due to the recent significant structural changes to our business resulting from the implementation of our global restructuring initiative, we determine the expected award life of each grant based primarily on the “simplified method” described in accounting guidance for share-based payments, and the expected award lives applied by certain of our peer companies. We determine expected volatility based primarily on our historical stock price volatility. We have never paid cash dividends and have no present intention to pay cash dividends on our common stock and therefore we have assumed a dividend yield of zero.

PacketVideo Corporation 2009 Equity Incentive Plan

In August 2009, the board of directors of our PacketVideo subsidiary approved the PacketVideo Corporation 2009 Equity Incentive Plan which provides for the issuance of up to 8.2 million shares of PacketVideo common stock for awards that may be issued under the plan. The Plan provides for the issuance of stock options, restricted stock awards and stock appreciation rights to employees, directors and consultants of PacketVideo. The options generally vest over four years and have a maximum contractual term of seven years. At September 26, 2009, PacketVideo may issue up to 8.2 million shares of common stock of PacketVideo, of which 6.4 million are granted and outstanding options and 1.8 million are available for future grants.

The following table summarizes stock option activity under the PacketVideo equity compensation plan during the nine months ended September 26, 2009:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share
Outstanding at December 27, 2008	—	$ —
Granted	6,442	$ 2.78
Exercised	—	$ —
Canceled	—	$ —
Outstanding at September 26, 2009	6,442	$ 2.78
Exercisable at September 26, 2009	—	$ —

During the nine months ended September 26, 2009, we utilized the Black-Scholes option-pricing model for estimating the grant-date fair value of the PacketVideo employee stock awards using a risk-free interest rate of 2.45%, an expected life of 4.6 years, a stock price volatility of 64% and an expected dividend yield of 0%, resulting in a weighted average grant-date fair value of $1.49 per share.

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected lives of the awards. Because PacketVideo has a limited history of stock option exercises, we determine the expected award life of each grant based primarily on the “simplified method” described in accounting guidance for share-based payments, and the expected award lives applied by certain of PacketVideo’s peer companies. We determined expected volatility based primarily on an average of PacketVideo’s peer companies’ expected stock price volatilities due to lack of trading history of PacketVideo common stock. PacketVideo has never paid cash dividends and has no present intention to pay cash dividends on PacketVideo common stock and therefore we have assumed a dividend yield of zero.

The following table summarizes the share-based compensation expense for all plans included in each operating expense line item in our consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Cost of revenues	$ 282	$ 106	$ 645	$ 290
Engineering, research and development	350	413	846	1,060
Sales and marketing	43	27	190	202
General and administrative	618	651	2,338	2,757
Total continuing operations	1,293	1,197	4,019	4,309
Discontinued operations	59	2,449	333	4,384
Total share-based compensation	$ 1,352	$ 3,646	$ 4,352	$ 8,693

At September 26, 2009, the total unrecognized share-based compensation expense for all plans relating to unvested share-based awards granted to employees, net of forfeitures, was $15.4 million, which we anticipate recognizing as a charge against income over a weighted average period of 3 years.

11.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance:

		Fair Value Measurements September 26, 2009 Using:
(in thousands)	Fair Value at September 26, 2009	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$ 23,000	$ 23,000	$ —	$ —
Auction rate securities(1)	24,039	—	—	24,039
Auction rate securities rights(2)	1,211	—	—	1,211
Embedded derivatives (3)	18,992	—	—	18,992

_________________________________

(1)	Included in restricted cash and marketable securities in the accompanying consolidated balance sheet.
(2)	Included in other noncurrent assets in the accompanying consolidated balance sheet.
(3)	Included in other long-term liabilities in the accompanying consolidated balance sheet.

Auction Rate Securities. At September 26, 2009, we estimated the fair value of our auction rate securities, which we have classified as trading securities under debt and equity securities accounting guidance, using a discounted cash flow model (Level 3 inputs), which measures fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities utilized a discount rate of 2.5%, which represents an estimated market rate of return, and an estimated period until sale and/or successful auction of the security of 1.0 year. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty.

Auction Rate Securities Rights. Our auction rate securities rights allow us to sell our auction rate securities at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. We have elected to measure the fair value of the auction rate securities rights under financial instruments accounting guidance, which we believe will mitigate volatility in our reported earnings due to the inverse relationship between the fair value of the auction rate securities rights and the underlying auction rate securities. At September 26, 2009, we estimated the fair value of our auction rate securities rights using a discounted cash flow model, similar to the auction rate securities (Level 3 inputs). The discounted cash flow model utilized a discount rate of 1.0% and an estimated period until recovery of 1.0 years, which represents the period until the earliest date that we can exercise our auction rate securities rights.

Embedded Derivatives. Our obligation to redeem the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control constitute embedded derivatives under derivatives and hedging accounting guidance. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the fair value of the Second Lien Notes and Third Lien Notes upon issuance, and recognized subsequent changes in the fair value of the embedded derivatives against income. We measured the estimated fair value of the Second Lien Notes and Third Lien Notes embedded derivatives using a probability-weighted discounted cash flow model (Level 3 inputs). The discounted cash flow model utilizes management assumptions of the probability of occurrence of redemption of the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control.

The following table summarizes the activity in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs – see chart below):

			Embedded Derivatives
(in thousands)	Auction Rate Securities	Auction Rate Securities Rights	Second Lien Notes	Third Lien Notes	Total
Balance at December 27, 2008	$ 20,798	$ 4,210	$ (968)	$ (10,792)	$ 13,248
Purchases, issuances, sales, exchanges and settlements	—	—	(182)	(203)	(385)
Unrealized gains (losses) included in other expense, net	3,241	(2,999)	(298)	(6,549)	(6,605)
Balance at September 26, 2009	$ 24,039	$ 1,211	$ (1,448)	$ (17,544)	$ 6,258

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table summarizes our assets and liabilities that were measured at fair value on a nonrecurring basis during the period and their respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance:

		Fair Value Measurements Using:
(in thousands)	Fair Value At September 26, 2009	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Wireless spectrum licenses held for sale	$ 60,609	$ —	$ 60,609	$ —
Property and equipment, net(1)	13,699	—	—	13,699

_________________________________

(1)

Includes property and equipment of continuing operations of $4.5 million, property and equipment of discontinued operations of $4.2 million and property and equipment held for sale by discontinued operations of $5.0 million.

Wireless Spectrum Licenses. Through our continued efforts to sell our remaining domestic spectrum licenses and our wireless spectrum licenses in Germany, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses. We estimated the fair value of these wireless spectrum licenses based on advanced negotiations and submitted bids from third parties for the purchase of the licenses (Level 2 Inputs – see chart above). Accordingly, during the three and nine months ended September 26, 2009, we wrote-down the carrying value of our domestic spectrum licenses and our wireless spectrum licenses in Germany to their estimated fair value and recognized asset impairment charges of $36.0 million and $52.2 million, respectively. For the three and nine months ended September 26, 2009, $13.8 million and $29.8 million is reported in continuing operations and $22.2 million and $22.4 million is reported in discontinued operations, respectively.

Property and Equipment, Net. In connection with the implementation of our global restructuring initiative, we continue to review our long-lived assets for impairment and, during the nine months ended September 26, 2009, determined that indicators of impairment were present for the long-lived assets in our semiconductor segment as well as certain other long-lived assets. Accordingly, based on the accounting guidance for impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition (Level 3 inputs). Based on the impairment assessment performed, we determined that the carrying value of our property and equipment exceeded its estimated fair value and accordingly we recognized asset impairment charges of $5.2 million and $9.5 million during the three and nine months ended September 26, 2009, respectively.

The following table summarizes the activity in assets and liabilities measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3 Inputs – see chart below):

(in thousands)	Property and Equipment, Net
Balance at December 27, 2008	$ 24,132
Purchases and disposals, net	1,209
Depreciation expense	(2,388)
Asset impairment charges	(9,582)
Foreign currency and other	328
Balance at September 26, 2009	$ 13,699

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments of continuing operations, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payable to bank, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations of continuing operations are as follows:

	September 26, 2009		December 27, 2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$ 154,963	$ 150,530	$ 193,474	$ 171,822
Second Lien Notes	119,472	119,472	91,505	91,505
Third Lien Notes	365,215	365,215	300,685	300,685
Wireless spectrum leases	25,250	12,498	24,419	16,445

We determined the fair value of our Senior Notes and wireless spectrum licenses using a discounted cash flow model with a discount rate of 32.5% at September 26, 2009, which represents our estimated incremental borrowing rate. The Second and Third Lien Notes were measured at fair value upon issuance in October 2008 and July 2009.

12.	Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc., Allen Salmasi, George C. Alex and Frank Cassou, Defendants”, was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, between November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. The Motion currently is pending with the Court. At this time, the case remains in the initial pleading stages and management is not able to offer any assessment as to the likelihood of prevailing on the merits.

We were notified on July 11, 2008 that the former stockholders of GO Networks filed a demand for arbitration in connection with the February 2008 milestone. In the demand, the stockholder representative claimed that we owed compensation to the former stockholders of GO Networks on the basis of GO Networks purportedly having partially achieved the February 2008 milestone under the acquisition agreement. The stockholder representative sought damages of $10.4 million. Further, on December 5, 2008, the stockholder representative amended his demand and added claims pertaining to the August 2008 milestone. In the claims, the stockholder representative asserted, among other claims, that we acted in bad faith in a manner that prevented the achievement of the milestone, and he sought damages of $12.8 million in connection with these additional claims. We disputed that the February 2008 milestone has been met and denied any wrongdoing with respect to the August 2008 milestone. In September 2009, the parties executed a settlement agreement and requested that the arbitration panel dismiss the matter with prejudice.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of September 26, 2009, other than the matters described above, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

13.	Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of September 26, 2009.

14.	Segment Information

Our business is currently organized in two reportable segments on the basis of products, services and strategic initiatives as follows:

•	Multimedia – device-embedded multimedia software, media content management platforms, and content delivery services delivered through our PacketVideo subsidiary.
•	Strategic Initiatives – manages our portfolio of worldwide licensed wireless spectrum assets.

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

Financial information for our continuing reportable segments for the three and nine months ended September 26, 2009 and September 27, 2008 is as follows:

(in thousands)	Multimedia	Strategic Initiatives	Other or Unallocated	Discontinued Operations	Consolidated
For the Three Months Ended:
September 26, 2009
Revenues from external customers	$8,004	$109	$—	$—	$ 8,113
Revenues – related party	3,842	—	—	—	3,842
Loss from operations	(2,514)	(14,701)	(7,224)	—	(24,439)
Significant non-cash and non-recurring items included in loss from operations above:
Depreciation and amortization expense	1,343	2,072	10	—	3,425
Asset impairment charges	—	13,764	—	—	13,764
Restructuring charges	30	—	1,682	—	1,712
September 27, 2008
Revenues from external customers	$16,876	$—	$—	$—	$ 16,876
Income (loss) from operations	(8)	15,805	(17,878)	—	(2,081)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1,536	2,520	1,074	—	5,130
Asset impairment charges	—	—	2,244	—	2,244
Restructuring charges	83	—	3,102	—	3,185
For the Nine Months Ended:
September 26, 2009
Revenues from external customers	$36,949	$114	$—	$—	$ 37,063
Revenues – related party	3,842	—	—	—	3,842
Loss from operations	(7,038)	(35,201)	(26,676)	—	(68,915)
Significant non-cash and non-recurring items included in loss from operations above:
Depreciation and amortization expense	4,285	6,589	140	—	11,014
Asset impairment charges	—	29,836	214	—	30,050
Restructuring charges	33	6	3,721	—	3,760
September 27, 2008
Revenues from external customers	$47,989	$—	$—	$—	$ 47,989
Income (loss) from operations	(4,456)	8,939	(45,141)	—	(40,658)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	4,681	7,295	3,156	—	15,132
Asset impairment charges	—	—	2,244	—	2,244
Restructuring charges	83	—	3,225	—	3,308
At September 26, 2009
Total assets	$72,337	$463,159	$55,620	$ 26,167	$ 617,283
Wireless spectrum licenses, intangible assets and goodwill	55,001	462,297	72	14,280	531,650
At December 27, 2008
Total assets	$73,383	$ 520,377	$102,930	$ 60,820	$ 757,510
Wireless spectrum licenses, intangible assets and goodwill	57,505	519,071	81	36,094	612,751

15.    Subsequent Events

In October 2009, we issued 3.7 million shares of our common stock to the former shareholders of IPWireless, as a result of the achievement of certain revenue milestones in 2007 as specified in the acquisition agreement, and 2.5 million shares to the former shareholders of GO Networks, as a result of an arbitration settlement.

On October 30, 2009, the Board of Directors of WiMAX Telecom GmbH, the holding company for NextWave’s discontinued WiMAX Telecom business in Austria and Croatia, filed an insolvency proceeding in Austria in accordance with local law to permit the orderly wind-down of such entity. The court in Austria has entered an order appointing an administrator to manage the insolvency of WiMAX Telecom GmbH. As a result of the appointment of the administrator, NextWave no longer controls WiMAX Telecom GmbH and its subsidiaries and will not receive any proceeds from the assets of the WiMAX entities. NextWave has obtained a waiver of events of default resulting from the insolvency filing under its Senior Notes, Second Lien Notes and Third Lien Notes, including a rescission of the acceleration of maturity triggered as a result of such filing.

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

OVERVIEW

Third Quarter Highlights

•	Our revenues from continuing operations from our mobile multimedia segment for the third quarter of 2009 totaled $12.0 million compared to $16.9 million for the third quarter of 2008.
•	Our revenues from continuing operations from our mobile multimedia segment for the first nine months of 2009 totaled $40.9 million compared to $48.0 million for the first nine months of 2008.
•

During the third quarter and first nine months of 2009, we completed sales of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds (after deducting direct and incremental selling costs) of $21.2 million and $26.7 million, and recognized net gains on the sales of $1.6 million and $2.3 million, respectively. The net proceeds from the sales received after July 15, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 102% of the principal amount thereof plus accrued interest and net proceeds received prior to July 16, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

•

During the third quarter of 2009 we issued additional Second Lien Notes due 2010 in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Notes were issued with an original issuance discount of 5% resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.5 million to be used solely in connection with the ordinary course operations of our business and not for any acquisition of assets or businesses or other uses.

•

During the third quarter of 2009 we sold a 35% noncontrolling interest in our PacketVideo subsidiary to NTT DOCOMO, Inc. ("DOCOMO"), a customer of PacketVideo, for $45.5 million. The net proceeds from this transaction were used in July 2009 to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

•

During the third quarter of 2009 we sold certain of our owned Semiconductor business patents and patent applications to Wi-Lan Inc, a Canadian intellectual property company, for a cash payment of $2.5 million and recognized $2.5 million as a gain from business divestitures during the three and nine months ended September 26, 2009.

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

In the second half of 2008, we commenced the implementation of our global restructuring initiative in an effort to reduce our working capital requirements, narrow our business focus and reorganize our operating units. Key results of this initiative include an approximately 53% reduction in our global workforce to date, the divestiture of our IPWireless network infrastructure business, the discontinuation of operations at our GO Networks, Cygnus, Global Services and NextWave Networks Products Support infrastructure businesses and our semiconductor business, and the closure of several facilities throughout the world. We anticipate that further implementation of our global restructuring initiative may result in additional headcount reductions and operating unit divestitures or discontinuations, including the divestiture or wind-down of our discontinued WiMax Telecom business. In July 2009, we sold our owned Semiconductor business patents and patent applications to Wi-Lan Inc, a Canadian intellectual property company for $2.5 million.

To further enhance our operational flexibility, on April 1, 2009, we obtained an amendment and waiver from the holders of our Senior Notes, Second Lien Notes, and Third Lien Notes that adjusts our minimum cash balance requirement from $15 million to $5 million, waives certain events of default relating to timely delivery of a new operating budget, permits us to issue up to $25 million of indebtedness on a pari passu basis with our Second Lien Notes, and allows us to pay certain holders of our Senior Notes payment-in-kind interest at a rate of 14%. Additionally, on July 2, 2009, we issued additional Second Lien Notes due 2010 (the "Incremental Notes") in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Notes were issued with an original issuance discount of 5%

resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.5 million to be used solely in connection with the ordinary course operations of our business and not for any acquisition of assets or businesses or other uses.

Multimedia Segment

PacketVideo was founded in 1998 and supplies multimedia software and services to many of the world’s largest network operators and wireless handset manufacturers. These companies in turn use PacketVideo’s platform to offer music and video services on mobile handsets, generally under their own brands. To date, over 250 million PacketVideo-powered handsets have been shipped worldwide. PacketVideo has been contracted by some of the world’s largest carriers, such as Orange, DOCOMO, Rogers Wireless, TeliaSonera, TELUS Mobility, and Verizon Wireless to design and implement the embedded multimedia software capabilities contained in their handsets. PacketVideo’s software is compatible with virtually all network technologies including CDMA, GSM, WiMAX, LTE and WCDMA.

In addition, since 2006 PacketVideo has offered software products for use on PCs, consumer electronics and other devices in the home. We believe that media consumption in the home and media consumption on mobile handsets is converging. PacketVideo’s TwonkyMedia product line is designed to capitalize on this trend. PacketVideo has invested in the development and acquisition of a wide range of technologies and capabilities to provide its customers with software solutions to enable home/office digital media convergence using communication protocols standardized by the Digital Living Network Alliance. The TwonkyMedia suite of products that provide for content search, discovery, organization and content delivery/sharing amongst consumer electronics products connected to an Internet Protocol-based network. This powerful platform is designed to provide an enhanced user experience by intelligently responding to user preferences based on content type, day-part, and content storage location. In addition, PacketVideo’s patented Digital Rights Management (“DRM”) solutions, already in use by many wireless carriers globally, represent a key enabler of digital media convergence by preventing the unauthorized access or duplication of multimedia content used or shared by PacketVideo-enabled devices. Additionally, PacketVideo is one of the largest suppliers of Microsoft DRM technologies for the wireless market today.

Although we believe that PacketVideo’s products are advantageous and well positioned for success, PacketVideo’s business largely depends upon volume based sales of devices into the market. The economic downturn in the global markets has affected consumer spending habits. PacketVideo’s customers and distribution partners, telecommunications companies and consumer electronics device manufacturers, are not immune to such uncertain and adverse market conditions. PacketVideo relies on these partners as distribution avenues for its developed products. Additionally, competitive pressures may cause further price wars in an effort to win or sustain business which will have an effect on overall margins and projections. If economic conditions continue to deteriorate, this may result in lower than expected sales volumes, resulting in lower revenue, gross margins, and operating income. In July 2009, a subsidiary of DOCOMO purchased a 35% noncontrolling interest in our PacketVideo subsidiary.

Strategic Initiatives Segment

Our strategic initiatives business segment is engaged in the management of our global wireless spectrum holdings. Our total spectrum holdings consist of approximately ten billion MHz points-of-presence (“POPs”), covering approximately 216.2 million total POPs, with 107.3 million POPs covered by 20 MHz or more of spectrum, and an additional 90.6 million POPs covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz AWS bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

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

During the first nine months of 2009, we completed the sale of certain of our owned AWS spectrum licenses in the United States to a third party for net proceeds, after deducting direct and incremental selling costs, of $26.7 million, and recognized net gains on the sales of $2.3 million. The net proceeds from the sales received after July 15, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 102% of the principal amount thereof plus accrued interest and net proceeds received prior to July 16, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

To date, we have realized a positive return on the sale of the majority of our domestic AWS spectrum licenses. However, there can be no assurance that we will realize a similar return upon the sale of our remaining wireless spectrum holdings. The sale price of our wireless spectrum assets will be impacted by, among other things:

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

Comparison of Our Third Quarter of 2009 to Our Third Quarter of 2008 – Continuing Operations

Revenues

Three Months Ended
(in millions)	September 26, 2009	September 27, 2008	Increase (Decrease)
Revenues	$ 8.2	$ 16.9	$ (8.7)
License fee revenues – related party	3.8	—	3.8
Total revenues	$ 12.0	$ 16.9	$ (4.9)

Total revenues from continuing operations for the third quarter of 2009 were $12.0 million, as compared to $16.9 million for the third quarter of 2008, a decrease of $4.9 million. Total revenues for both periods primarily consist of revenues generated by our Multimedia segment. The decrease in revenues was attributable to an acceleration of Sony Ericsson revenues of $1.5 million in the third quarter of 2008 due to the cancellation of a non-recurring development project, a decrease in revenues of $1.0 million attributable to other Sony Ericsson non-recurring business, a decrease in revenues of $1.5 million relating to other customer cancellations, in addition to lower royalty revenues in the third quarter of 2009 resulting from a decline in unit sales to mobile subscribers by wireless operators and device manufacturers. Unit sales were adversely impacted by worldwide economic conditions which caused a softening in consumer demand for new devices and services.

Related party revenues represent sales of a version of PacketVideo’s multimedia player, to DOCOMO for installation into DOCOMO handset models. In July 2009, DOCOMO became a related party when its subsidiary purchased a 35% noncontrolling interest in our PacketVideo subsidiary.

Sales to two Multimedia customers, Verizon Wireless and DOCOMO, accounted for 42% and 32%, respectively, of our total revenues from continuing operations during the third quarter of 2009. Sales to three Multimedia customers, Verizon Wireless, DOCOMO and Sony Ericsson accounted for 33%, 21% and 15%, respectively, of our total revenues from continuing operations during the third quarter of 2008.

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

Operating Expenses

	Three Months Ended
(in millions)	September 26, 2009	September 27, 2008	Increase (Decrease)
Cost of revenues	$ 4.4	$ 4.9	$ (0.5)
Cost of revenues – related party	0.1	—	0.1
Engineering, research and development	5.1	7.5	(2.4)
Sales and marketing	1.8	3.1	(1.3)
General and administrative	11.1	17.4	(6.3)
Asset impairment charges	13.8	2.2	11.6
Restructuring charges	1.7	3.2	(1.5)
Total operating expenses	$ 38.0	$ 38.3	$ (0.3)

Cost of Revenues

Total cost of revenues from continuing operations as a percentage of the associated revenues for the third quarter of 2009 was 38%, as compared to 29% for the third quarter of 2008. The decline in gross margins in the third quarter of 2009 reflects $1.7 million in lower royalty revenues, which have minimal associated cost of revenue and the recognition of relatively high margin revenue for Sony Ericsson in the third quarter of 2008 which did not recur in the third quarter of 2009.

Total cost of revenues from continuing operations, which consists entirely of cost of revenues generated by our Multimedia segment, primarily includes direct engineering labor expenses, allocated overhead costs, costs associated with offshore contract labor costs, other direct costs related to the execution of technology development contracts and amortization of purchased intangible assets.

Included in total cost of revenues during the third quarters of 2009 and 2008 is $0.7 million and $0.9 million, respectively, of amortization of purchased intangible assets. Also included in cost of revenues during the third quarters of 2009 and 2008 is $0.3 million and $0.1 million, respectively, of share-based compensation expense.

We believe that total cost of revenues as a percentage of revenue for future periods will be affected by, among other things, sales volumes, competitive conditions, product mix, changes in average selling prices, and our ability to make productivity improvements through continual cost reduction programs.

Engineering, Research and Development

The $2.4 million decrease in engineering, research and development expenses during the third quarter of 2009, as compared to the third quarter of 2008, is attributable primarily to an $2.1 million decrease in third party contract expenses and other operating expenses of our Multimedia segment resulting from cost reduction efforts during 2009, and reductions in our corporate engineering, research and development expenses resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

Included in engineering, research and development expenses during each of the third quarters of 2009 and 2008 is $0.4 million of share-based compensation expense.

We expect engineering, research and development expense to remain relatively flat throughout the remainder of 2009.

Sales and Marketing

The $1.3 million decrease in sales and marketing expenses from continuing operations during the third quarter of 2009, as compared to the third quarter of 2008, is primarily attributable to a $0.6 million decrease in the sales and marketing expenses of our Multimedia segment as a result of cost reduction actions implemented in the first quarter of 2009 and a $0.7 million decrease in our corporate marketing expenses resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

Included in sales and marketing expenses during each of the third quarters of 2009 and 2008 is $0.3 million of amortization of purchased intangible assets. Also included in sales and marketing expenses during the third quarters of 2009 and 2008 is $43,000 and $27,000 of share-based compensation expense.

We expect sales and marketing expenses to remain relatively flat throughout the remainder of 2009.

General and Administrative

Of the $6.3 million decrease in general and administrative expenses from continuing operations during the third quarter of 2009, as compared to the third quarter of 2008, $7.4 million is attributable primarily to the corporate cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities and $0.4 million is attributable to lower amortization expense resulting our classification of our wireless spectrum licenses in Europe as assets held for sale, which, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing. The costs incurred in connection with our global restructuring initiative, including compensation related costs incurred related to terminated employees, costs incurred related to vacated leased facilities and other restructuring related costs, are included in restructuring charges. This decrease was partially offset by an additional accrual during the third quarter of 2009 for $1.1 million related to the arbitration settlement that was paid in October 2009 through the issuance of 2.5 million shares of our common stock to the former shareholders of GO Networks as a result of the settlement of an arbitration proceeding and the issuance of 3.7 million shares of our common stock to the former shareholders of IPWireless as a result of the achievement of certain revenue milestones in 2007, as specified in the acquisition agreement.

Included in general and administrative expenses during the third quarters of 2009 and 2008 are $2.1 million and $2.5 million, respectively, of amortization of finite-lived wireless spectrum licenses and $63,000 and $10,000, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses during each of the third quarters of 2009 and 2008 is $0.6 million of share-based compensation expense.

We expect general and administrative expenses to remain relatively flat throughout the remainder of 2009.

Asset Impairment Charges

Through our continued efforts to sell our remaining wireless spectrum licenses in Germany, during the third quarter of 2009, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build out obligations during this time period. Accordingly, during the third quarter of 2009, we wrote-down the carrying value of our wireless spectrum license in Germany to their estimated fair value and recognized an asset impairment charge related to continuing operations of $13.8 million.

In connection with the implementation of our global restructuring initiative in 2008, we reviewed our long-lived assets for impairment and determined that indicators of impairment were present for certain long-lived assets, primarily leasehold improvements at vacated leased facilities. In accordance with accounting guidance for property, plant and equipment, we performed a recoverability assessment of these assets and concluded that the carrying value of certain of the long-lived assets was not recoverable. Accordingly, during the third quarter of 2008, we recognized an impairment loss of $2.2 million.

We may incur additional asset impairment charges in the future as we continue to implement asset divestiture actions.

Restructuring Charges

In connection with the implementation of our global restructuring initiative, during the third quarter of 2009, our corporate support function incurred $29,000 in employee termination costs, $0.5 million in lease abandonment costs and $1.2 million of costs related to the divestiture and closure of discontinued businesses.

During the third quarter of 2008, we terminated 252 employees worldwide and vacated three leased facilities in the United States and, accordingly, incurred employee termination costs of $0.7 million, lease abandonment charges of $1.7 million and other restructuring costs of $0.8 million related to continuing operations.

Gain on Sale of Wireless Spectrum Licenses

During the third quarters of 2009 and 2008, we completed sales of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $21.2 million and $35.8, and recognized net gains on the sales of $1.6 million and $19.3 million, respectively.

Interest Income

Interest income from continuing operations during the third quarter of 2009 was $0.1 million, as compared to $0.2 million during the third quarter of 2008, a decrease of $0.1 million resulting from the decline in our unrestricted and restricted cash, cash equivalents and marketable securities balances held by continuing operations during 2009.

Interest income in the future will be affected by changes in short-term interest rates and changes in our cash, cash equivalents and marketable securities balances, which may be materially impacted by divestitures and other financial activities

Interest Expense

Interest expense from continuing operations during the third quarter of 2009 was $44.7 million, as compared to $12.0 million during the third quarter of 2008, an increase of $32.7 million. The increase is primarily attributable to $1.8 million and $8.9 million of interest expense and interest accretion of the debt discount and issuance costs related to our Senior Notes and Second Lien Notes, respectively, and $22.0 million in interest expense and interest accretion of the debt discount related to our Third Lien Notes.

Interest expense from continuing operations will be impacted over the next twelve months by the timing and amount of redemptions of our Senior Notes using the proceeds from asset sales and other financial activities.

Other Income and Expense, Net

Other expense, net, from continuing operations during the third quarter of 2009 was $6.5 million, as compared to $1.6 million during the third quarter of 2008, an increase of $4.9 million, which is attributable primarily to $5.4 million in changes in the estimated fair value of our embedded derivatives and $0.5 million in higher foreign currency exchange losses. This increase was partially offset by $1.0 million in higher net unrealized gains recognized to increase the carrying value of our auction rate securities and related rights to their estimated fair value.

Income Tax Benefit (Provision)

During the third quarters of 2009 and 2008 substantially all of our U.S. subsidiaries had net losses for tax purposes and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. Certain of our controlled foreign corporations had net income for tax purposes based on cost sharing and transfer pricing arrangements with our United States subsidiaries in relation to research and development expenses incurred.

Our effective income tax rate from continuing operations during the third quarter of 2009 was (1.3)%, resulting in a $1.0 million income tax benefit of on our pre-tax loss of $75.5 million. The income tax benefit consists of a $1.1 million benefit from the effect of the change in the effective income tax rate on the deferred tax liabilities associated with indefinite life intangible assets, partially offset by a provision of $0.1 million related to foreign withholding tax on royalty payments received from our PacketVideo customers.

Our effective income tax rate from continuing operations during the third quarter of 2008 was 0.9%, resulting in a $0.1 million income tax provision on our pre-tax loss of $15.4 million. The income tax provision consists primarily of $0.1 million related to foreign withholding tax on royalty payments received from our PacketVideo customers.

Noncontrolling Interest

On July 2, 2009, we sold a 35% noncontrolling interest in our PacketVideo subsidiary to DOCOMO, a customer of PacketVideo. During the third quarter of 2009, the net loss from continuing operations attributable to noncontrolling interest in subsidiary totaled $1.0 million and represents DOCOMO’s share of PacketVideo’s net loss from July 2, 2009.

Comparison of Our First Nine Months of 2009 to Our First Nine Months of 2008 – Continuing Operations

Revenues

Nine Months Ended
(in millions)	September 26, 2009	September 27, 2008	Increase (Decrease)
Revenues	$ 37.1	$ 48.0	$ (10.9)
Revenues – related party	3.8	—	3.8
Total revenues	$ 40.9	$ 48.0	$ (7.1)

Total revenues from continuing operations for the first nine months of 2009 were $40.9 million, as compared to $48.0 million for the first nine months of 2008, a decrease of $7.1 million. Total revenues for both periods primarily consist of revenues generated by our Multimedia segment. The decrease in revenues was attributable to an acceleration of $7.1 million in revenues from Sony Ericsson during the first nine months of 2008 resulting from a change in contract terms and cancellation of a non-recurring development project, a decrease in revenues of $1.0 million attributable to other Sony Ericsson non-recurring business, a decrease in revenues of $4.0 million relating to other customer cancellations, in addition to $0.8 million decrease in royalty revenues during the first nine months of 2009 resulting from a decline in unit sales of mobile subscribers, wireless operators and device manufacturers. Unit sales were adversely impacted by worldwide economic conditions which caused a softening in consumer demand for new devices and services. The decrease in revenues was partially offset by increased non-recurring technology development revenues of $5.8 million primarily resulting from the receipt of final acceptance from Google on technology development services performed in support of the Open Handset Alliance (“OHA”) in the first quarter of 2009.

Sales to three Multimedia customers, Verizon Wireless, DOCOMO and Google, accounted for 37%, 20%, and 14%, respectively, of our total revenues from continuing operations during the first nine months of 2009. Sales to Google primarily represent the completion of technology development deliverables in support of the OHA. We do not anticipate recognizing significant revenues associated with transactions with Google in future quarters. Sales to three Multimedia customers, Verizon Wireless, Sony Ericsson and DOCOMO, accounted for 37%, 17% and 17%, respectively, of our total revenues from continuing operations during the first nine months of 2008.

Operating Expenses

	Nine Months Ended
(in millions)	September 26, 2009	September 27, 2008	Increase (Decrease)
Cost of revenues	$ 16.2	$ 14.6	$ 1.6
Cost of revenues – related party	0.1	—	0.1
Engineering, research and development	16.7	20.6	(3.9)
Sales and marketing	6.9	10.9	(4.0)
General and administrative	38.4	56.3	(17.9)
Asset impairment charges	30.0	2.3	27.7
Restructuring charges	3.8	3.3	0.5
Total operating expenses	$ 112.1	$ 108.0	$ 4.1

Cost of Revenues

Total cost of revenues from continuing operations as a percentage of the associated revenues for the first nine months of 2009 was 40%, as compared to 30% for the first nine months of 2008. The decline in gross margins during the first nine months of 2009 reflects a $2.3 million decrease in royalty revenues, which have minimal associated cost of revenue and the recognition of relatively high margin revenue for Sony Ericsson during the first nine months of 2008, which did not recur in 2009. Additionally, certain costs related to contract adjustments were recognized during the first nine months of 2009 which lowered overall gross margins.

Included in total cost of revenues during the first nine months of 2009 and 2008 is $2.2 million and $2.4 million of amortization of purchased intangible assets. Also included in total cost of revenues during the first nine months of 2009 and 2008 is $0.6 million and $0.3 million, respectively, of share-based compensation expense.

Engineering, Research and Development

The $3.9 million decrease in engineering, research and development expenses during the first nine months of 2009, as compared to the first nine months of 2008, is attributable primarily to a $2.0 million decrease in third party contract expenses and other operating expenses of our Multimedia segment resulting from cost reduction efforts during 2009, and reductions in our engineering, research and development expenses resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

Included in engineering, research and development expenses during the first nine months of 2009 and 2008 is $0.8 million and $1.1 million, respectively, of share-based compensation expense.

Sales and Marketing

The $4.0 million decrease in sales and marketing expenses from continuing operations during the first nine months of 2009, as compared to the first nine months of 2008, is primarily attributable to a $2.2 million decrease in the sales and marketing expenses of our Multimedia segment as a result of cost reduction actions implemented in the first quarter of 2009 and a $1.8 million decrease in our marketing expenses resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

Included in sales and marketing expenses during each of the first nine months of 2009 and 2008 is $0.8 million of amortization of purchased intangible assets. Also included in sales and marketing expenses during each of the first nine months of 2009 and 2008 is $0.2 million of share-based compensation expense.

General and Administrative

Of the $17.9 million decrease in general and administrative expenses from continuing operations during the first nine months of 2009, as compared to the first nine months of 2008, $19.0 million is attributable primarily to the cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities and $1.1 million is attributable to lower amortization expense resulting our classification of our wireless spectrum licenses in Europe as assets held for sale, which, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing. The costs incurred in connection with our global restructuring initiative, including compensation related costs incurred related to terminated employees, costs incurred related to vacated leased facilities and other restructuring related costs, are included in restructuring charges. This decrease was partially offset by a $2.2 million arbitration settlement expensed during the first nine of months of 2009 that was paid in October 2009 through the issuance of 2.5 million shares of our common stock to the former shareholders of GO Networks.

Included in general and administrative expenses during the first nine months of 2009 and 2008 is $6.6 million and $7.3 million, respectively, of amortization of finite-lived wireless spectrum licenses and $0.3 million and $0.4 million, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses during the first nine months of 2009 and 2008 is $2.3 million and $2.8 million, respectively, of share-based compensation expense.

Asset Impairment Charges

Through our continued efforts to sell our remaining domestic spectrum licenses and our wireless spectrum licenses in Germany, during the third quarter of 2009, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build out obligations during this time period. Accordingly, during the first nine months of 2009, we wrote-down the carrying value of our domestic AWS spectrum licenses and our wireless spectrum license in Germany to their estimated fair value and recognized an asset impairment charge related to continuing operations of $29.8 million.

Additionally, during the first nine months of 2009, we recognized an asset impairment charge of $0.2 million related to certain long-lived and prepaid assets utilized by our corporate administration functions.

During the first nine months of 2008, we recognized an asset impairment charge of $2.3 million primarily related to leasehold improvements at vacated leased facilities.

Restructuring Charges

In connection with the implementation of our global restructuring initiative, during the first nine months of 2009, our corporate support function incurred $0.3 million in employee termination costs, $1.0 million in lease abandonment and related facility closure costs and $2.5 million of costs related to the divestiture and closure of discontinued businesses.

During the first nine months of 2008, we terminated 252 employees worldwide and vacated three leased facilities in the United States and, accordingly, incurred employee termination costs of $0.8 million, lease abandonment charges of $1.7 million and other restructuring costs of $0.8 million related to continuing operations.

Gain on Sale of Wireless Spectrum Licenses

During the first nine months of 2009 and 2008, we completed sales of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $26.7 million and $35.8 million, and recognized net gains on the sales of $2.3 million and $19.3 million, respectively.

Interest Income

Interest income from continuing operations during the first nine months of 2009 was $0.4 million, as compared to $2.7 million during the first nine months of 2008, a decrease of $2.3 million resulting from the decline in our unrestricted and restricted cash, cash equivalents and marketable securities balances held by continuing operations during 2009.

Interest Expense

Interest expense from continuing operations during the first nine months of 2009 was $120.5 million, as compared to $45.9 million during the first nine months of 2008, an increase of $74.6 million. The increase is primarily attributable to $23.0 million of interest expense and interest accretion of the debt discount and issuance costs related to our Second Lien Notes, which were issued in October 2008, and $64.7 million in interest expense and interest accretion of the debt discount related to our Third Lien Notes, which were issued in October 2008, partially offset by $2.3 million in lower interest expense related to our Senior Notes resulting from redemptions of the Senior Notes since the fourth quarter of 2008 using the proceeds from sales of wireless spectrum licenses and $10.5 million which is attributable to consent fees paid during the first nine months of 2008 to withdraw $75.0 million from the cash reserve account related to our Senior Notes.

Other Income and Expense, Net

Other expense, net, from continuing operations during the first nine months of 2009 was $8.1 million, as compared to $3.4 million during the first nine months of 2008, an increase of $4.7 million. Changes in the estimated fair value of our embedded derivatives of $6.2 million and higher net foreign currency exchange losses of $1.0 million were partially offset by higher net unrealized gains of $3.0 million that were recognized to increase the carrying value of our auction rate securities and related rights to their estimated fair value.

Income Tax Benefit (Provision)

During the first nine months of 2009 and 2008 substantially all of our U.S. subsidiaries had net losses for tax purposes and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. Certain of our controlled foreign corporations had net income for tax purposes based on cost sharing and transfer pricing arrangements with our United States subsidiaries in relation to research and development expenses incurred.

Our effective income tax rate during the first nine months of 2009 was (0.4)% resulting in a $0.7 million income tax benefit, on our pre-tax loss of $197.2 million, The net income tax benefit consists of a $1.1 million benefit from the effect of the change in the effective income tax rate on the deferred tax liabilities associated with indefinite life intangible assets, partially offset by a provision of $0.1 million that was primarily related to income taxes of certain controlled foreign corporations and a provision of $0.3 million that was related to foreign withholding tax on royalty payments received from our PacketVideo customers.

Our effective income tax rate during the first nine months of 2008 was 0.7%, resulting in a $0.6 million income tax provision on our pre-tax loss of $87.3 million. The income tax provision consists of $0.3 million of income taxes related to our controlled foreign corporations and $0.3 million for foreign withholding tax on royalty payments received from certain PacketVideo customers.

Noncontrolling Interest

During the first nine months of 2009, the net loss from continuing operations attributable to noncontrolling interest in subsidiary totaled $1.0 million and represents DOCOMO’s share of PacketVideo’s net loss from July 2, 2009.

Segment Results

Results for our continuing operating segments for the first three and nine months of 2009 and 2008 are as follows.

(in millions)	Multimedia	Strategic Initiatives	Other or Unallocated	Consolidated
For the Three Months Ended:
September 26, 2009
Revenues from external customers	$ 8.0	$ 0.1	$ —	$ 8.1
Revenues – related party	3.8	—	—	3.8
Loss from operations	(2.5)	(14.7)	(7.2)	(24.4)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1.3	2.1	—	3.4
Asset impairment charges	—	13.8	—	13.8
Restructuring charges	—	—	1.7	1.7
September 27, 2008
Revenues from external customers	$ 16.9	$ —	$ —	$ 16.9
Income (loss) from operations	—	15.8	(17.9)	(2.1)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1.5	2.5	1.1	5.1
Asset impairment charges	—	—	2.2	2.2
Restructuring credits	0.1	—	3.1	3.2
For the Nine Months Ended:
September 26, 2009
Revenues from external customers	$ 37.0	$ 0.1	$ —	$ 37.1
Revenues – related party	3.8	—	—	3.8
Loss from operations	(7.0)	(35.2)	(26.7)	(68.9)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	4.3	6.6	0.1	11.0
Asset impairment charges	—	29.8	0.2	30.0
Restructuring charges	0.1	—	3.7	3.8
September 27, 2008
Revenues from external customers	$ 48.0	$ —	$ —	$ 48.0
Income (loss) from operations	(4.5)	8.9	(45.1)	(40.7)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	4.7	7.3	3.1	15.1
Asset impairment charges	—	—	2.2	2.2
Restructuring charges	0.1	—	3.2	3.3

Multimedia

Total revenues for the Multimedia segment decreased $5.1 million and $7.2 million during the third quarter and first nine months of 2009, respectively, when compared to the same periods in 2008.

The $5.1 million decrease in revenues during the third quarter was attributable primarily to an acceleration of Sony Ericsson revenues of $1.5 million in the third quarter of 2008 due to the cancellation of a non-recurring development project, a decrease in revenues of $1.0 million attributable to other Sony Ericsson non-recurring business, a decrease in revenues of $1.5 million relating to other customer cancellations, in addition to lower royalty revenues in the third quarter of 2009 resulting from a decline in unit sales to mobile subscribers by wireless operators and device manufacturers. Unit sales were adversely impacted by worldwide economic conditions which caused a softening in consumer demand for new devices and services.

The $7.1 million decrease in revenues during the first nine months of 2009 was attributable to an acceleration of $7.1 million in revenues from Sony Ericsson during the first nine months of 2008 resulting from a change in contract terms and cancellation of a non-recurring development project, a decrease in revenues of $1.0 million attributable to other Sony Ericsson non-recurring business, a decrease in revenues of $4.0 million relating to other customer cancellations, in addition to a $0.8 million decrease in royalty revenues during the first nine months of 2009 resulting from a decline in unit sales of mobile subscribers, wireless operators and device manufacturers. The decrease in revenues was partially offset by increased non-recurring technology development revenues of $5.8 million primarily resulting from the receipt of final acceptance from Google on technology development services performed in support of the OHA in the first quarter of 2009.

Loss from operations for the Multimedia segment increased $2.5 million during each of the third quarter and first nine months of 2009 and was attributable to the decrease in revenues of $5.1 million and $7.2 million, respectively, described above, partially offset by decreases in the operating expenses of our Multimedia segment as a result of cost reduction actions implemented during of 2009.

Strategic Initiatives

Loss from operations for the Strategic Initiatives segment increased $30.5 million and $44.1 million during the third quarter and first nine months of 2009, respectively, when compared to the same periods in 2008. The increase during the third quarter and first nine months of 2009 is primarily attributable to $13.8 million and $29.8 million in asset impairment charges related to certain of our domestic AWS spectrum licenses and our Germany wireless spectrum license and lower net gains on our sales of wireless spectrum licenses of $17.7 million and $17.0 million, respectively, partially offset by lower operating expenses resulting from cost reduction actions implemented in the first six months of 2009.

Other or Unallocated

The loss from operations classified as Other or Unallocated decreased $10.7 million and $18.4 million during the third quarter and first nine months of 2009, respectively, and is primarily attributable to the corporate cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities. These decreases were partially offset by a $2.2 million arbitration settlement paid in October 2009 through the issuance of 2.5 million shares of our common stock to the former shareholders of GO Networks.

Comparison of Our Third Quarter and First Nine Months of 2009 to Our Third Quarter and First Nine Months of 2008 – Discontinued Operations

The results of operations of our discontinued Networks and Semiconductor segments and WiMax Telecom business are as follows:

	Three Months Ended			Nine Months Ended
(in millions)	September 26, 2009	September 27, 2008	Increase (Decrease)	September 26, 2009	September 27, 2008	Increase (Decrease)
Revenues	$ 1.3	$ 21.3	$ (20.0)	$ 4.4	$ 48.0	$ (43.6)
Operating expenses:
Cost of revenues	1.5	24.1	(22.6)	4.8	54.8	(50.0)
Engineering, research and development	(0.3)	30.4	(30.7)	2.4	103.0	(100.6)
Sales and marketing	0.2	5.2	(5.0)	1.1	20.9	(19.8)
General and administrative	0.9	6.9	(6.0)	3.4	19.0	(15.6)
Asset impairment charges	29.1	167.7	(138.6)	33.7	169.9	(136.2)
Restructuring charges	0.1	4.7	(4.6)	5.1	4.8	0.3
Total operating expenses	31.5	239.0	(207.5)	50.5	372.4	(321.9)
Net gain on business divestitures	3.1	—	3.1	3.2	—	3.2
Loss from operations	(27.1)	(217.7)	190.6	(42.9)	(324.4)	281.5
Other income and (expense), net	(0.2)	0.8	(1.0)	(0.2)	0.5	(0.7)
Loss before income taxes	(27.3)	(216.9)	189.6	(43.1)	(323.9)	280.8
Income tax benefit (provision)	0.2	(0.8)	1.0	0.2	(1.0)	1.2
Loss from discontinued operations	$ (27.1)	$ (217.7)	$ 190.6	$ (42.9)	$ (324.9)	$ 282.0

Revenues

The $20.0 million and $43.6 million decrease in revenues from discontinued operations during the third quarter and first nine months of 2009, respectively, was primarily attributable to our divestiture of our IPWireless subsidiary in December 2008.

Cost of Revenues

The $22.6 million and $50.0 million decrease in cost of revenues from discontinued operations during the third quarter and first nine months of 2009, respectively, was primarily attributable to our divestiture of our IPWireless subsidiary and the discontinuation of operations at our GO Networks subsidiary in the fourth quarter of 2008.

Engineering, Research and Development

The $30.7 million and $100.6 million decrease in engineering, research and development expenses from discontinued operations during the third quarter and first nine months of 2009, respectively, is primarily attributable to our divestiture of our IPWireless subsidiary and the discontinuation of operations at our GO Networks subsidiary in the fourth quarter of 2008, and the shut down of the operations of our semiconductor business in the first quarter of 2009. The compensation related costs incurred in relation to the employees terminated in connection with the shutdown of our semiconductor business are included in restructuring charges. Settlements of certain of our third party engineering contract service agreements which reduced our payment obligations accounted for the $0.3 million credit to engineering, research and development during the third quarter of 2009.

Sales and Marketing

The $5.0 million and $19.8 million decrease in sales and marketing expenses from discontinued operations during the third quarter and first nine months of 2009, respectively, is primarily attributable our divestiture of our IPWireless subsidiary and the discontinuation of operations at our GO Networks subsidiary in the fourth quarter of 2008, and the shut down of the operations of our semiconductor business in the first quarter of 2009. The compensation related costs incurred in relation to the employees terminated in connection with the shut down of our semiconductor business are included in restructuring charges.

General and Administrative

The $6.0 million and $15.6 million decrease in general and administrative expenses from discontinued operations during the third quarter and first nine months of 2009, respectively, is primarily attributable to our divestiture of our IPWireless subsidiary and the discontinuation of operations at our GO Networks subsidiary in the fourth quarter of 2008, and lower operating expenses at our WiMax Telecom subsidiary resulting from cost reduction actions implemented in the first quarter of 2009.

Asset Impairment Charges

Through our continued efforts to sell our wireless spectrum licenses in Europe and Chile, during the third quarter of 2009, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build out obligations in Europe during this time period. Accordingly, during the third quarter and first nine months of 2009, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Chile to their estimated fair value and recognized asset impairment charges of $22.3 million and $22.4 million, respectively.

In connection with the implementation of our global restructuring initiative, we continue to review our long-lived assets for impairment and, during the first nine months of 2009, determined that indicators of impairment were present for the long-lived assets in our discontinued WiMax Telecom and semiconductor businesses. We performed an impairment assessment of these assets and concluded that their carrying value exceeded their fair value. Accordingly, during the third quarter and first nine months of 2009, we recognized asset impairment charges of $5.2 million and $9.7 million, respectively.

During the third quarter and first nine months of 2009 we wrote-off the remaining net book value of the purchased customer base intangible asset of WiMax Telecom as indicators of impairment existed, and, as a result of this write-off, we recognized a non-cash asset impairment charge of $1.6 million during the third quarter and first nine months of 2009.

In connection with the implementation of our global restructuring initiative in the third quarter of 2008, we recognized an impairment loss of $167.7 million during the third quarter of 2008 for goodwill, intangible asset and certain other long-lived assets related to our Networks segment

The impairment loss of $169.9 million that we recognized during the first nine months of 2008 also reflects the $2.2 million impairment loss we recognized in the second quarter of 2008 related to an office building we own in Nevada.

Restructuring Charges

In connection with the implementation of our global restructuring initiative, during the third quarter and first nine months of 2009, we incurred $0 and $4.6 million of employee termination costs, and $0.1 million and $0.6 million in contract termination costs, respectively, related to our discontinued operations. The employee termination costs incurred in the first nine months of 2009 primarily resulted from the termination of 230 employees upon the shut down of our semiconductor business.

In connection with the implementation of our global restructuring initiative in the third quarter of 2008, we terminated 151 employees in our Networks segment and incurred employee termination costs of $4.3 million and lease abandonment charges of $0.4 million. During the first nine months of 2008, we incurred employee termination costs of $4.4 million and lease abandonment charges of $0.4 million related to our Networks segment.

Other Expense, Net

Other expense, net, during the third quarter of 2009 increased from other income, net, of $0.8 million in 2008 to other expense, net, of $0.2 million, an increase in expense of $1.0 million which was primarily attributable to net foreign currency exchange rate losses recognized during the third quarter of 2009. Other expense, net, during first nine months of 2009 increased from other income, net, of $0.5 million in 2008 to other expense, net, of $0.2 million, an increase in expense of $0.7 million and was primarily attributable to $0.5 million in lower net foreign currency exchange rate gains and $0.1 million in lower interest income recognized during the first nine months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in July 2006, the net proceeds of $351.1 million from our issuance of Series A Preferred Stock in March 2007 and the net proceeds of $101.0 million from our issuance of the Second Lien Notes in October 2008 and July 2009. Our total unrestricted cash, cash equivalents and marketable securities held by continuing operations totaled $22.2 million at September 26, 2009. We had a net working capital deficit of $105.3 million at September 26, 2009, reflecting a negative impact of $155.0 million attributable to the maturity of our 7% Senior Secured Notes (“the Senior Notes”) in July 2010.

Our Senior Notes require payments of approximately $164.1 million in principal plus accrued interest in July 2010 and our Senior-Subordinated Secured Second Lien Notes due 2010 (the “Second Lien Notes”) require payment of approximately $135.7 million in principal plus accrued interest in December 2010. Our cash reserves and cash generated from operations are not sufficient to meet these payment obligations. We must consummate sales of our wireless spectrum assets yielding proceeds that are sufficient to retire this indebtedness or renegotiate the maturity of our secured notes and/or seek to refinance such indebtedness. Currently, we are in discussion with certain holders of our secured notes regarding the extension of the maturity of such notes. There can be no assurance that we will be able to extend the maturity of our secured notes or that asset sales or any additional financing will be achievable on acceptable terms. If we are unable to renegotiate or pay our debt at maturity, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, in the second half of 2008, our Board of Directors approved the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses and our semiconductor business. We have also taken other cost reduction actions. The actions completed as a result of our global restructuring initiative are described in more detail in Note 1 to our Condensed Consolidated Financial Statements in this Form 10-Q under the heading “Restructuring Initiative and Discontinued Operations”.

On July 2, 2009, we issued additional Second Lien Notes due 2010 (the "Incremental Notes") in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Notes were issued with an original issuance discount of 5% resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.5 million to be used solely in connection with the ordinary course operations of our business and not for any acquisition of assets or businesses or other uses. The purchaser of the Incremental Notes was Avenue AIV US, L.P., an affiliate of Avenue Capital Management II, L.P. ("Avenue Capital"). Robert Symington, a Senior Portfolio Manager with Avenue Capital, is a member of our Board of Directors. In July 2009, we issued warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share to the purchaser of the Incremental Notes. The warrants are exercisable at any time from the date of issuance until June 2012.

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

In 2010, we have capital expenditure needs associated with certain build-out or substantial service requirements. These requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. The renewal deadline and the substantial service build-out deadline for our domestic WCS spectrum is July 21, 2010. We also have certain build-out requirements internationally in 2009, 2012 and 2013, and failure to make those service demonstrations could also result in license forfeiture. We plan to seek and enter into third party arrangements pursuant to which in exchange for access to certain of our spectrum, such parties would commit the financial resources necessary to meet our build-out requirements. We have obtained third party arrangements which we believe will allow us to satisfy our substantial service requirements with respect to our domestic WCS spectrum.

We believe that the completion of the asset divestiture and cost reduction actions, our current cash and cash equivalents, projected revenues from our Multimedia segment, our ability to pay payment-in-kind interest as allowed under the current agreement, in lieu of cash interest, to the holders of 68% of the aggregate remaining outstanding principal balance of our Senior Notes and our third party arrangements with respect to our domestic WCS spectrum build-out requirements will allow us to meet our estimated operational cash requirements, other than the pending maturity of our Senior Notes as discussed above, at least through September 2010. Should we be unable to achieve the revenues and/or cash flows through September 2010 as contemplated in our operating plan, or if we were to incur significant unanticipated expenditures, we will implement certain additional actions to reduce our working capital requirements including staffing reductions, the deferral of capital expenditures associated with the build-out requirements of our international wireless spectrum licenses and further reductions in foreign operations.

Our long term operating success will depend on our ability to execute our cost reduction and divestiture programs in a timely manner, to obtain favorable cash flow from the growth and market penetration of our PacketVideo subsidiary, and optimally executing our wireless spectrum sale program so as to meet debt payment requirements.

The following table presents our working capital (deficit), and our cash and cash equivalents balances:

(in millions)	September 26, 2009	June 27, 2009	Increase (Decrease) for the Three Months Ended September 26, 2009	December 27, 2008	Decrease for the Nine Months Ended September 26, 2009
Working capital (deficit)	$ (105.3)	$ (18.5)	$ (86.8)	$ 21.2	$ (126.5)
Cash and cash equivalents	$ 22.2	$ 17.2	$ 5.0	$ 60.8	$ (38.6)
Cash and cash equivalents – discontinued operations	0.8	0.6	0.2	0.7	0.1
Total cash and cash equivalents	$ 23.0	$ 17.8	$ 5.2	$ 61.5	$ (38.5)

Uses of Cash, Cash Equivalents and Marketable Securities

The following table presents our utilization of cash, cash equivalents and marketable securities:

	Three Months Ended		Nine Months Ended
(in millions)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Beginning cash, cash equivalents and marketable securities	$ 17.8	$ 66.7	$ 61.5	$ 166.7
Net operating cash used by continuing operations	(18.8)	(25.1)	(49.1)	(73.2)
Proceeds from the sale of noncontrolling interest in PacketVideo	45.5	—	45.5	—
Proceeds from the sale of wireless spectrum licenses	21.2	35.8	26.7	35.8
Proceeds from issuance of long-term obligations, net of costs to issue	13.5	21.5	13.5	21.5
Payments on long-term obligations, excluding wireless spectrum lease obligations	(55.4)	(0.7)	(61.4)	(2.7)
Cash paid for acquisition of wireless spectrum licenses and subsequent lease obligations	(0.2)	(0.2)	(0.9)	(4.7)
Purchases of property and equipment	(1.6)	(0.5)	(1.8)	(2.7)
Decrease (increase) in restricted cash	—	(57.2)	—	17.8
Net cash acquired from (paid for) business combinations, net of cash returned under claims	—	4.8	—	(0.3)
Other, net	(0.5)	2.2	—	(2.2)
Net operating, investing and financing cash provided (used) by discontinued operations	1.5	(35.8)	(11.0)	(144.5)
Ending cash, cash equivalents and marketable securities	23.0	11.5	23.0	11.5
Less: ending cash, cash equivalents and marketable securities-discontinued operations	(0.8)	(6.1)	(0.8)	(6.1)
Ending cash, cash equivalents and marketable securities-continuing operations	$ 22.2	$ 5.4	$ 22.2	$ 5.4

Significant Investing and Financing Activities During the First Nine Months of 2009

During the first nine months of 2009, we completed sales of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $26.7 million, and recognized gains on the sales totaling $2.3 million. The net proceeds from the sales received after July 15, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 102% of the principal amount thereof plus accrued interest and net proceeds received prior to July 16, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

During the third quarter of 2009 we issued additional Second Lien Notes due 2010 in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Notes were issued with an original issuance discount of 5% resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.5 million to be used solely in connection with the ordinary course operations of our business and not for any acquisition of assets or businesses or other uses.

During the third quarter of 2009 we sold a 35% noncontrolling interest in our PacketVideo subsidiary to DOCOMO for $45.5 million. The net proceeds from this transaction were used in July 2009 to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

During the third quarter of 2009 we sold certain of our owned Semiconductor business patents and patent applications to Wi-Lan Inc, a Canadian intellectual property company, for a cash payment of $2.5 million and recognized $2.5 million as a gain from business divestitures during the three and nine months ended September 26, 2009.

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

Contractual Obligations

The following table summarizes our cash contractual obligations for continuing and discontinued operations at September 26, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal year periods.

	Payments Due by Fiscal Year Period
(in thousands)	Total	Remainder of 2009	Years 2010-2011	Years 2012-2013	Years 2014 and Thereafter
Continuing Operations:
Long-term obligations(1)	$ 878,818	$ 21,601	$ 309,447	$ 522,195	$ 25,575
Services and other purchase agreements	4,414	2,190	1,783	441	—
Operating leases	5,278	985	2,905	1,388	—
Other(2)	650	400	250	—	—
	889,160	25,176	314,385	524,024	25,575
Discontinued Operations:
Long-term obligations	4,190	31	22	1,220	2,917
Services and other purchase agreements	8,153	—	—	—	8,153
Operating leases	307	78	86	86	57
	12,650	109	108	1,306	11,127
Total	$ 901,810	$ 25,285	$ 314,493	$ 525,330	$ 36,702

_________________________________

(1)

Amounts presented do not include cash interest payments on the Senior Notes or the future issuance of additional Second Lien Notes and Third Lien Notes in payment of interest. We have assumed that the remaining principal balance of the Senior Notes as well as the Second Lien Notes and Third Lien Notes will not be repaid until their respective maturity dates.

(2)

As of September 26, 2009 we have accrued for $0.2 million and $0.5 million in cash payable to the former shareholders of IPWireless, as a result of the achievement of certain revenue milestones in 2007 as specified in the acquisition agreement, and to GO Networks, as a result of an arbitration settlement, respectively, of which $0.4 million each was paid subsequent to the end of our third quarter in 2009. The remaining cash payable of $0.3 million to the former shareholders of GO Networks is expected to be paid in March 2010. In addition to the amounts payable in cash, we have accrued for $3.8 million at September 26, 2009, in additional purchase consideration payable through the issuance of 6.2 million shares of our common stock to the former shareholders of IPWireless, as a result of the achievement of certain revenue milestones in 2007 as specified in the acquisition agreement, and GO Networks, as a result of an arbitration settlement. These shares were issued in October 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At September 26, 2009, our investment portfolios held by continuing and discontinued operations included unrestricted and restricted cash and investment securities that are subject to interest rate risk and will decline in value if interest rates increase. Interest income earned on our investments is affected by changes in the general level of U.S. interest rates. These income streams are generally not hedged.

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

Other Market Risk

At September 26, 2009, we held auction rate securities with an aggregate carrying value of $24.0 million. With the liquidity issues experienced in the global credit and capital markets, auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, we have been unable to liquidate our remaining auction rate securities and these securities are subject to declines in fair value as a result of their current illiquidity. To date, we have recognized net losses of $1.2 million representing our estimate of the decline in the fair value of our auction rate securities through September 26, 2009. The risk associated with the illiquidity of our auction rate securities is mitigated by our participation in UBS’s auction securities rights offering, which allow us to sell our auction rate securities at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012.

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

We have implemented remediation actions required to successfully remediate the identified material weakness in our internal control over financial reporting, which included supplementing our existing accounting personnel with additional resources with expertise in technical accounting matters.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that the identified material weakness in our internal control over financial reporting has been remediated and, therefore, our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

Except in connection with the remediation actions described above, there have been no changes in our internal control over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc., Allen Salmasi, George C. Alex and Frank Cassou, Defendants”, was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, between November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. The Motion currently is pending with the Court. At this time, the case remains in the initial pleading stages and management is not able to offer any assessment as to the likelihood of prevailing on the merits.

We were notified on July 11, 2008 that the former stockholders of GO Networks filed a demand for arbitration in connection with the February 2008 milestone. In the demand, the stockholder representative claimed that we owed compensation to the former stockholders of GO Networks on the basis of GO Networks purportedly having partially achieved the February 2008 milestone under the acquisition agreement. The stockholder representative sought damages of $10.4 million. Further, on December 5, 2008, the stockholder representative amended his demand and added claims pertaining to the August 2008 milestone. In the claims, the stockholder representative asserted, among other claims, that we acted in bad faith in a manner that prevented the achievement of the milestone, and he sought damages of $12.8 million in connection with these additional claims. We disputed that the February 2008 milestone has been met and denied any wrongdoing with respect to the August 2008 milestone. In September 2009, the parties executed a settlement agreement and requested that the arbitration panel dismiss the matter with prejudice.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of September 26, 2009, other than the matters described above, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

ITEM 1A. Risk Factors

Risks Relating to Our Business

We have substantial debt maturities in 2010 and 2011 and our cash reserves and cash generated from operations are not sufficient to meet these payment obligations. There can be no assurance that we will be able to extend our debt maturities or that asset sales or any additional financing will be achievable on acceptable terms and any failure to pay our debt at maturity will impair our ability to continue as a going concern.

Our secured notes require payments of approximately $299.8 million plus accrued interest in 2010. Our Senior Notes, having an aggregate principal amount of $164.1 million at September 26, 2009, will mature in July 2010 and our Second Lien Notes, having an aggregate principal amount of approximately $135.7 million at September 26, 2009, will mature in December 2010. In addition, our Third Lien Notes, having an aggregate principal amount of $513.8 million at September 26, 2009, will mature in December 2011. Sixty-eight-percent of the aggregate remaining outstanding principal balance of our Senior Notes, and all of our Second Lien Notes and Third Lien Notes, bear payment-in-kind interest at rates of 14.0%, 14.0% and 7.5%, respectively, which will increase the principal amount of this debt upon retirement. Our cash reserves and cash generated from operations are not sufficient to meet these payment obligations. We must consummate sales of our wireless spectrum assets yielding proceeds that are sufficient to retire this indebtedness, renegotiate the maturity of our secured notes and/or seek to refinance such indebtedness. Currently, we are in discussion with certain holders of our secured notes regarding the extension of the maturity of such notes. There can be no assurance that we will be able to extend the maturity of our secured notes or that asset sales or any additional financing will be achievable on acceptable terms. If we are unable to renegotiate or pay our debt at maturity, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our capital structure requires that we successfully monetize a substantial portion of our wireless spectrum assets in order to retire our debt. The value of our equity securities is dependent on our ability to successfully retire our debt.

We are required to use the net proceeds of asset sales to retire our debt and expect that we will be required to successfully monetize a substantial portion of our wireless spectrum assets in order to retire our debt. There is no guarantee that we will be able to find third parties interested in purchasing our wireless spectrum assets at prices sufficient to retire this debt prior to maturity. The sale price of our wireless spectrum assets will be impacted by, among other things:

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

If we are unable to consummate sales of our wireless spectrum assets that are sufficient to retire our indebtedness, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern and the value of our equity securities will be impaired.

We are highly leveraged and our operating flexibility will be significantly reduced by our debt covenants.

As of September 26, 2009, the aggregate principal amount of our secured indebtedness was $813.7 million. This amount includes our Senior Notes with an aggregate principal amount of $164.1 million, our Second Lien Notes with an aggregate principal amount of $135.7 million and our Third Lien with an aggregate principal amount of $513.8 million. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

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

The terms of our Senior Notes and Second Lien Notes require us to certify our compliance with a restrictive operating budget and to maintain a minimum cash balance. A failure to comply with these terms may result in an event of default which could result in the acceleration of maturity of our indebtedness and an impairment in our ability to continue as a going concern.

The terms of our Senior Notes and Second Lien Notes require us to deliver a six-month Operating Budget to the noteholders on a quarterly basis, which budget is reasonably acceptable to Avenue Capital. Avenue Capital holds 78% of the aggregate principal amount of our Second Lien Notes and 51% of the aggregate principal amount of our Senior Notes. Our Operating Budget requires us to cut costs and limits the funding that we may provide to specified businesses (the “Named Businesses”, which have already been sold or discontinued as part of our global restructuring initiative).

We must deliver monthly certifications relating to our cash balances to the holders of our Senior Notes and Second Lien Notes. If we are unable to certify that our cash balances have not deviated in a negative manner by more than 10% from budgeted balances, default interest will accrue and, if such condition persists, (i) for two monthly reporting periods, if we have not satisfied our obligations to cease funding to the Named Business within the required timeframes or (ii) three monthly reporting periods, if we have satisfied such obligations, an event of default would occur under our Senior Notes, Second Lien Notes, and, if the maturity of the foregoing indebtedness were to be accelerated, our Third Lien Notes. In addition, we must certify that we have maintained a Minimum Cash Balance of $5 million, and any failure to maintain such Minimum Cash Balance will result in an immediate event of default under our Senior Notes, Second lien Notes, and, if the maturity of the foregoing indebtedness were to be accelerated, our Third Lien Notes. Upon an acceleration of our debt following an event of default, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern.

Our restructuring and cost reduction activities expose us to contingent liabilities, accounting charges, and other risks.

We have realized significant operating losses during each reporting period since our inception in 2005 and expect to realize further operating losses in the future. In an effort to reduce our working capital requirements, in the third quarter of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses and our semiconductor business. We have also taken other cost reduction actions described in more detail in Note 1 to our Condensed Consolidated Financial Statements contained in this Form 10-Q. During the nine months ended September 26, 2009, we incurred employee termination costs of $4.9 million, lease abandonment and related facility closure costs of $0.8 million and other restructuring costs of $3.1 million, including costs related to the divestiture and closure of discontinued businesses and contract termination charges.

The completion of our restructuring activities has required and will continue to require significant management time and focus and the incurrence of professional fees and other expenses. The accounting for certain of our restructuring activities is complex, and we identified a material weakness in our internal control over financial reporting as of December 27, 2008 due to our failure to properly account for such transactions and have implemented remediation of these control deficiencies in 2009.

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

Our internal controls over financial reporting were determined to have a material weakness as of December 27, 2008.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.

As more fully described in Item 9A of our Annual Report on Form 10-K for the year ended December 27, 2008, our management concluded that our disclosure controls and procedures were not effective as of the end of the period covered by our Annual Report, in particular due to a control deficiency that represents a material weakness in our internal control over financial reporting. A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness identified by management resulted from a lack of effective controls over the accounting for our global restructuring initiative, including the accounting and tax implications of asset sales, impairments and divestitures, and debt issuances and redemptions. Our failure to properly account for our global restructuring initiative resulted from a lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to these types of transactions. This material weakness is more fully explained in “Part II Item 9A” in our Annual Report on Form 10-K. We have implemented remediation actions required to successfully remediate the identified material weakness in our internal control over financial reporting, which included supplementing our existing accounting personnel with additional resources with expertise in technical accounting matters.

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

Revenues of our Multimedia segment business have been impacted by global economic conditions and a decline in handset sales. If the operating performance of our Multimedia segment were to continue to deteriorate, our ability to meet the targeted cash balance levels set forth in the Operating Budget, and required to be certified to the holders of our Second Lien Notes and Senior Notes, may be impacted. Given the divestiture and/or discontinuation of operations of our network infrastructure subsidiaries, all of our operating revenues are generated by our Multimedia segment. Current economic conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on the products and services offered by our Multimedia segment, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the wireless communications markets. If the economy or markets in which we operate continue to deteriorate, the business, financial condition and results of operations of our Multimedia segment will likely be materially and adversely affected. If our Multimedia segment experiences a significant decline in its revenues or operating margins, this will have a significant adverse effect on our business and our ability to comply with our debt covenants.

Our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share.

On October 7, 2008, we received a Staff Deficiency Letter from The NASDAQ Stock Market LLC, or NASDAQ, notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 4450(a)(5), (“the Rule”), because the closing bid price for our Common Stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with NASDAQ Marketplace Rule 4450(e)(2), we were provided a period of 180 calendar days to regain compliance. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of the Rule until January 19, 2009, and as a result, the period during which we had to regain compliance had been extended to July 10, 2009. On July 15, 2009, NASDAQ announced that they had determined to continue the temporary suspension of the Rule until July 31, 2009, and as a result, the period during which we have to regain compliance has been extended to January 21, 2010. If at any time before January 21, 2010, the bid price of our Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by January 21, 2010, our Common Stock will be subject to delisting from The NASDAQ Global Market.

In the event that we receive notice that our common stock is being delisted from The NASDAQ Global Market, NASDAQ rules permit us to appeal any delisting determination by the NASDAQ staff to a NASDAQ Listing Qualifications Panel. Alternatively, NASDAQ may permit us to transfer the listing of our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 4310(c), except for the bid price requirement. If our application for transfer is approved, we would have an additional 180 calendar days to comply with the Minimum Bid Price Rule in order to remain on The NASDAQ Capital Market. While we may consider measures such as a reverse stock split in order to maintain compliance with the Minimum Bid Price Rule, at this time, we cannot determine whether we can meet the other quantitative listing requirements of the NASDAQ Global Market or the NASDAQ Capital Market.

Delisting from The NASDAQ Global Market could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock from the NASDAQ Stock Market were to occur, our common stock would trade on the OTC Bulletin Board or on the pink sheets” maintained by the National Quotation Bureau, Inc. Our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

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

On September 16, 2008, a putative class action lawsuit, captioned Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc., Allen Salmasi, George C. Alex and Frank Cassou, Defendants”, was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, between November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. The Motion currently is pending with the Court. At this time, the case remains in the initial pleading stages and management is not able to offer any assessment as to the likelihood of prevailing on the merits.

We operate in an extremely competitive environment which could materially adversely affect our ability to win market acceptance of our products and achieve profitability.

We continue to experience intense competition for our products and services. Our competitors range in size from Fortune 500 companies to small, specialized single-product businesses. At present, the primary competitors for our multimedia software products are the internal multimedia design teams at large OEM handset manufacturers such as Nokia, Samsung, LG, Sony Ericsson, Motorola, Apple, RIM, HTC, Palm and others. Many of these companies now offer their own internally developed multimedia services (e.g., Nokia Ovi, SonyEricsson PlayNow) that come bundled with various handset products. While these groups compete against us in the overall market for wireless multimedia, these companies also represent the primary distribution channel for delivering PacketVideo products. This is because PacketVideo’s mobile operator customers ask these manufacturers to install or preload a version of PacketVideo’s software customized for such mobile operator in handsets that they purchase. In addition to the handset manufacturers, a number of companies compete with PacketVideo at various product levels, including Adobe, Microsoft, MobiTV, NXP Software, Real Networks, Sasken, Streamezzo, SurfKitchen, and UIEvolution, offering software products and services that directly or indirectly compete with PacketVideo.

For the connected home set of product solutions, our primary competitors again include internal software design teams at large consumer electronics companies like Sony, Microsoft, Cisco Linksys, Samsung and Panasonic. In addition, we face competition from a number of other companies such as Apple, Macrovision, Microsoft, Monsoon Networks, the Orb, and Real Networks. Our ability to generate adequate revenues to meet our Operating Budget will depend, in part, upon our ability to effectively compete with these competitors.

Our Multimedia business is dependent on a limited number of customers.

Our Multimedia segment generates all of our revenues from continuing operations and is dependent on a limited number of customers. For the nine months ended September 26, 2009, sales to three Multimedia customers, Verizon Wireless, NTT DOCOMO and Google accounted for 37%, 20% and 14%, respectively, of our consolidated revenues from continuing operations. If any of these customers terminate their relationships with us, our revenues and results of operations could be materially adversely affected.

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

We operate or hold spectrum licenses through various subsidiaries and joint ventures in Argentina, Austria, Canada, Chile, Croatia, Germany, Norway, Slovakia and Switzerland and have additional operations located in Finland, France, Germany, India, Japan, South Korea and Switzerland.

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

In addition, owning and operating wireless spectrum licenses in overseas jurisdictions may be subject to a changing regulatory environment. In particular, our ownership of wireless broadband spectrum in Argentina remains subject to obtaining governmental approval. Additionally, we have initiated insolvency proceedings for our WiMAX Telecom GmbH business in Austria and the retention by WiMAX Telecom GmbH of its wireless broadband spectrum licenses in Austria may be compromised due to such proceedings. We cannot assure you that changes in foreign regulatory guidelines for the issuance or use of wireless licenses, foreign ownership of spectrum licenses, the adoption of wireless standards or the enforcement and licensing of intellectual property rights will not adversely impact our operating results. Due to these competitive and regulatory challenges, our activities outside the United States may require a disproportionate amount of our management and financial resources, which could disrupt our operations and adversely affect our business.

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

Certain “build-out” or “substantial service” requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. In particular, the renewal deadline and the substantial service build-out deadline for our domestic WCS spectrum is July 21, 2010; for our domestic BRS and EBS spectrum, the substantial service build-out deadline is May 1, 2011; and for our domestic AWS spectrum, the substantial service build-out deadline is December 18, 2021. Failure to make the substantial service demonstration domestically, without seeking and obtaining an extension from the FCC, would result in license forfeiture. Extensions of time to meet substantial service demonstrations are not routinely granted by the FCC. We plan to seek and enter into third party arrangements pursuant to which in exchange for access to certain of our spectrum, such parties would commit the financial resources necessary to meet our build-out requirements. We have obtained third party arrangements, which we believe will allow us to satisfy our substantial service requirements with respect to our domestic WCS spectrum. Our reliance on a third party to meet our substantial service requirements may subject us to risks of non-renewal in the event that such party does not perform its obligations. There can be no assurance at this time that we will identify satisfactory third party arrangements with respect to our domestic BRS and EBS spectrum.

We also have certain build-out requirements internationally, and failure to make those service demonstrations could also result in license forfeiture. For example, in Canada, our 2.3 GHz licenses are subject to mid-term in-use demonstration requirements in November of 2012 and in April of 2013. In Germany, our 3.5 GHz licenses are subject to an obligation to achieve coverage of 15% of all municipalities by the end of 2009 and 25% of all municipalities by the end of 2011. Failure to meet these requirements on time may result in the German telecommunications regulatory authority, the Bundesnetzagentur (“BNetzA”), withdrawing the licenses. As a result, we are under extreme time pressure to address this requirement, particularly in light of our decision not to engage in any build outs in Europe.

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

With few exceptions, commercial enterprises are restricted from holding licenses for EBS spectrum. Eligibility for EBS spectrum is limited to accredited educational institutions, governmental organizations engaged in the formal education of enrolled students (e.g., school districts), and nonprofit organizations whose purposes are educational. Access to EBS spectrum can only be gained by commercial enterprises through privately-negotiated EBS lease agreements. FCC regulation of EBS leases, private interpretation of EBS lease terms, private contractual disputes, and failure of an EBS licensee to comply with FCC regulations all could impact our use of EBS spectrum and the value of our leased EBS spectrum. The FCC rules permit EBS licensees to enter into lease agreements with a maximum term of 30 years; lease agreements with terms longer than 15 years must contain a right of review” by the EBS licensee every five years beginning in year 15. The right of review must afford the EBS licensee with an opportunity to review its educational use requirements in light of changes in educational needs, technology, and other relevant factors and to obtain access to such additional services, capacity, support, and/or equipment as the parties shall agree upon in the spectrum leasing arrangement to advance the EBS licensee’s educational mission. A spectrum leasing arrangement may include any mutually agreeable terms designed to accommodate changes in the EBS licensee’s educational use requirements and the commercial lessee’s wireless broadband operations. In addition, the terms of EBS lease agreements are subject to contract interpretation and disputes could arise with EBS licensees. There can be no assurance that EBS leases will continue for the full lease term, or be extended beyond the current term, or be renewed or extended on terms that are satisfactory to us. Similarly, since we are not eligible to hold EBS licenses, we must rely on EBS licensees with whom we contract to comply with FCC rules. The failure of an EBS licensee from whom we lease spectrum to comply with the terms of their FCC authorization or FCC rules could result in termination, forfeiture or non-renewal of their authorization, which would negatively impact the amount of spectrum available for our use.

We have no guarantee that the licenses we hold or lease will be renewed.

The FCC generally grants wireless licenses for terms of ten or 15 years, which are subject to renewal and revocation. FCC rules require all wireless licensees to comply with applicable FCC rules and policies and the Communications Act in order to retain their licenses. For example, licensees must meet certain construction requirements, including making substantial service demonstrations, in order to retain and renew FCC licenses. Failure to comply with FCC requirements with respect to any license could result in revocation or non-renewal of a license. In general, most wireless licensees who meet their construction and/or substantial service requirements are afforded a renewal expectancy, however, all FCC license renewals can be challenged in various ways, regardless of whether such challenges have any legal merit. Under FCC rules, licenses continue in effect during the pendency of timely filed renewal applications. Challenges to license renewals, while uncommon, may impact the timing of renewal grants and may impose legal costs. Accordingly, there is no guarantee that licenses we hold or lease will remain in full force and effect or be renewed.

We hold 30 licenses issued by the FCC for WCS spectrum. Renewal applications for all 2.3 GHz WCS licenses, including those issued to us, were due to be filed with the FCC on July 21, 2007. We filed our WCS renewal applications on April 23, 2007. Under FCC rules, licenses continue in effect during the pendency of timely file renewal applications. At least three parties about which we are aware made filings purporting to be “competing applications” in response to the renewal applications we, AT&T, and perhaps others filed. The basis on which the third-party filings were made was the alleged failure of WCS licensees to deploy service on WCS spectrum and satisfy substantial service requirements by July 21, 2007. However, on December 1, 2006, the FCC issued a waiver order extending the substantial service deadline for WCS licensees to July 21, 2010. The FCC’s rules contain no procedures for processing “competing applications” filed for WCS spectrum and the FCC has not accepted them for filing. We have no knowledge of the status of these filings and cannot predict how the FCC may address them or how these filings may impact our renewal applications.

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

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

On October 30, 2009, the Board of Directors of WiMAX Telecom GmbH, the holding company for NextWave’s discontinued WiMAX Telecom business in Austria and Croatia, filed an insolvency proceeding in Austria in accordance with local law to permit the orderly wind-down of such entity. The court in Austria has entered an order appointing an administrator to manage the insolvency of WiMAX Telecom GmbH. As a result of the appointment of the administrator, NextWave no longer controls WiMAX Telecom GmbH and its subsidiaries and will not receive any proceeds from the assets of the WiMAX entities. NextWave has obtained a waiver of events of default resulting from the insolvency filing under its Senior Notes, Second Lien Notes and Third Lien Notes, including a rescission of the acceleration of maturity triggered as a result of such filing.

ITEM 6. Exhibits

Exhibit No.	Description

4.1

Second Lien Incremental Indebtedness Agreement, dated July 2, 2009, among NextWave Wireless Inc., as parent guarantor, NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc. and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, Avenue AIP US, L.P., as the note purchaser and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 (the “Second Quarter 10-Q”)).

4.2	Warrant Agreement, dated July 2, 2009, between NextWave Wireless Inc. and Avenue AIP US, L.P. (incorporated by reference to Exhibit 4.2 of the Second Quarter 10-Q)

4.3	Acknowledgment to Registration Rights Agreement, dated July 2, 2009, by NextWave Wireless Inc. (incorporated by reference to Exhibit 4.3 of the Second Quarter 10-Q).

10.1

Stock Purchase Agreement, dated July 2, 2009, by and among PacketVideo Corporation, NextWave Wireless Inc., NextWave Broadband Inc. and NTT DOCOMO, Inc. (incorporated by reference to Exhibit 10.1 of the Second Quarter 10-Q).

10.2

Stockholders’ Agreement, dated as of July 2, 2009 by and among PacketVideo Corporation, NextWave Wireless Inc., NextWave Broadband Inc. and NTT DOCOMO, Inc. (incorporated by reference to Exhibit 10.2 of the Second Quarter 10-Q).

10.3	Amended and Restated Certificate of Incorporation of PacketVideo Corporation (incorporated by reference to Exhibit 10.3 of the Second Quarter 10-Q). .

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for James Brailean.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James Brailean.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTWAVE WIRELESS INC. (Registrant)

November 5, 2009	By:	/s/ Francis J. Harding
(Date)	Francis J. Harding
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

4.1

Second Lien Incremental Indebtedness Agreement, dated July 2, 2009, among NextWave Wireless Inc., as parent guarantor, NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc. and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, Avenue AIP US, L.P., as the note purchaser and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 (the “Second Quarter 10-Q”)).

4.2	Warrant Agreement, dated July 2, 2009, between NextWave Wireless Inc. and Avenue AIP US, L.P. (incorporated by reference to Exhibit 4.2 of the Second Quarter 10-Q)

4.3	Acknowledgment to Registration Rights Agreement, dated July 2, 2009, by NextWave Wireless Inc. (incorporated by reference to Exhibit 4.3 of the Second Quarter 10-Q).

10.1

Stock Purchase Agreement, dated July 2, 2009, by and among PacketVideo Corporation, NextWave Wireless Inc., NextWave Broadband Inc. and NTT DOCOMO, Inc. (incorporated by reference to Exhibit 10.1 of the Second Quarter 10-Q).

10.2

Stockholders’ Agreement, dated as of July 2, 2009 by and among PacketVideo Corporation, NextWave Wireless Inc., NextWave Broadband Inc. and NTT DOCOMO, Inc. (incorporated by reference to Exhibit 10.2 of the Second Quarter 10-Q).

10.3	Amended and Restated Certificate of Incorporation of PacketVideo Corporation (incorporated by reference to Exhibit 10.3 of the Second Quarter 10-Q). .

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for James Brailean.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James Brailean.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.