Form 10-K
period 2010-01-02
NextWave Wireless Inc.
filed 2010-04-02
CIK 1374993

less

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to ___________________

Commission File Number 000-51958
NextWave Wireless Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5361630
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

10350 Science Center Drive, Suite 210 San Diego, California 92121
(Address of principal executive offices and ZIP code)
Registrant’s telephone number, including area code: (858) 480-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes      No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No 

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer 	Accelerated Filer 	Non-Accelerated Filer 	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes     No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $29,047,147.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court.   Yes ☑   No 

As of March 26, 2010, there were outstanding 157,142,624 shares of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

NEXTWAVE WIRELESS INC.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) and other reports, documents and materials we will file with the Securities and Exchange Commission (the “SEC”) contain, or will contain, disclosures that are forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words of similar meaning in connection with any discussion of the timing and value of future results or future performance. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks, uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from historical results or those anticipated. These risks include, but are not limited to:

•	we have substantial debt maturities in 2011 and our cash reserves and cash generated from operations will not be sufficient to meet these payment obligations;

•
the value of our equity securities is dependent on our ability to successfully retire our debt by consummating sales of a substantial portion of our wireless spectrum assets for net proceeds substantially in excess of our cost basis for such assets or, if the opportunity arises, refinancing a portion of our debt at or before maturity;

•	we are highly leveraged and our operating flexibility will be significantly reduced by our debt covenants;

•
the terms of our 7% Senior Secured Notes due 2011 (the “Senior Notes”) and Senior-Subordinated Secured Second Lien Notes due 2011 (the “Second Lien Notes”) require us to certify our compliance with a restrictive operating budget and any failure to comply with these terms will have adverse economic consequences;

•
we face significant build-out obligations in July 2010 relating to certain of our United States wireless spectrum, such build out obligations will require significant capital expenditures and any failure to meet these build out obligations could result in the forfeiture of a substantial portion of our wireless spectrum portfolio;

•	our restructuring and cost reduction activities have exposed and may continue to expose us to contingent liabilities, accounting charges, and other risks;

•
the failure of our Multimedia segment to sustain and grow its business in the current challenging economic climate may adversely impact our ability to comply with our operating budget and will have an adverse effect on our business;

•
our common stock will be delisted from the NASDAQ Global Market if we do not meet the exception granted by the NASDAQ Hearing Panel requiring us to file a proxy statement for our annual meeting of stockholders that includes a stockholder vote on a reverse stock split by May 1, 2010 and to regain compliance with the minimum $1.00 per share bid price rule by July 21, 2010;

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

PART I.

Item 1. Business.

    In this Annual Report on Form 10-K (“Annual Report”), the words “NextWave,” the “Company,” “we,” “our,” “ours,” and “us” refer to NextWave Wireless Inc. and, except as otherwise specified herein, to our subsidiaries. Our fiscal year ended on January 2, 2010.

NextWave Wireless Inc. is a holding company for mobile multimedia businesses and a significant wireless spectrum portfolio. As a result of our global restructuring initiative described below, our continued operations have been focused on two key segments: Multimedia, consisting of the operations of our subsidiary PacketVideo Corporation (“PacketVideo” or “PV”) and Strategic Initiatives, focused on the management of our wireless spectrum interests.

 PV develops, produces, and markets advanced mobile multimedia and consumer electronic connectivity product solutions including embedded software for mobile handsets, client-server platforms for mobile media applications such as music and video and software for sharing media in the connected home. At present, PV’s customers include many of the largest mobile handset and wireless service providers in the world including Cisco, Linksys, Motorola, Nokia, NTT DOCOMO, Inc. (“DOCOMO”), Rogers Wireless, Orange, Panasonic, Samsung, Sharp, Sony Ericsson, TeliaSonera, and Verizon Wireless. As wireless service providers continue to upgrade their data services and introduce new platforms such as Android ™  and iPhone™ , we believe that multimedia applications such as live TV, video-on-demand, and mobile music will remain key driving forces behind global adoption of next-generation wireless technologies and end-user devices. In addition, we believe that consumer electronics and wireless handsets are converging around the concept of a connected home in which media can be shared and enjoyed by consumers on multiple screens, including the television, the PC and the mobile handset. As a result, many telecommunications operators seek to develop common services across their wireline and wireless businesses. Our business is focused on developing the technologies and products that enable both operators and device manufacturers to deliver these types of advanced mobile multimedia services to customers. In July 2009, a subsidiary of DOCOMO purchased a 35% interest in our PacketVideo subsidiary. Pursuant to the definitive agreements, DOCOMO was granted certain rights in the event of future transfers of PacketVideo stock or assets, preemptive rights in the event of certain issuances of PacketVideo stock, and a call option exercisable under certain conditions to purchase the remaining shares of PacketVideo at an appraised value. In addition, DOCOMO will have certain governance and consent rights applicable to the operations of PacketVideo. DOCOMO has expressed its intent to exercise its call option and the parties are currently in discussions concerning the valuation for our remaining PacketVideo shares.  DOCOMO will have an opportunity to determine whether it wishes to proceed with its exercise of the call option following the determination of a valuation for our shares.  At this time, there can be no assurance as to the valuation that will be obtained or as to DOCOMO’s ultimate decision to exercise its call option.

 Our total spectrum holdings consist of approximately ten billion mega Hertz points-of-presence (“MHz POPs”), covering approximately 215.9 million POPs, of which 106.9 million POPs are covered by 20 MHz or more of spectrum, and an additional 90.6 million POPs are covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York City metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz WCS, 2.5 GHz BRS/ EBS, and 1.7/2.1 GHz AWS bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services. We have engaged Moelis & Company to market our United States wireless spectrum holdings, and Canaccord Adams to market our Canadian wireless spectrum holdings. We will seek to sell our wireless spectrum holdings over time to repay our significant secured indebtedness, the aggregate principal amount of which was $833.1 million as of January 2, 2010. As part of these efforts, during our fiscal years 2009 and 2008 we sold a portion of our AWS spectrum in the United States for net proceeds, after deducting direct and incremental selling costs, of $26.4 million and $145.5 million, and recognized gains on these sales totaling $2.7 million and $70.3 million, respectively. In 2010, we have capital expenditure needs associated with certain build-out or substantial service requirements. These requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. The renewal deadline and the substantial service build-out deadline for our domestic WCS spectrum is July 21, 2010. The substantial service deadline for EBS/BRS spectrum is May 1, 2011; however, most of our EBS leases require us to complete most build out activities in 2010, in advance of the Federal Communications Commission (“FCC”) substantial service deadline.  Our ability to implement our spectrum sale strategy and to satisfy build-out requirements relating to our domestic wireless spectrum is subject to significant risks, as described in this Annual Report under the heading “Risk Factors.”

 In 2008, we announced the commencement of our global restructuring initiative and initiated significant financing and restructuring activities, which are described below:

•	In total, we have terminated 620 employees worldwide and vacated seven leased facilities.

•
In October 2008, we issued Second Lien Notes in the aggregate principal amount of $105.3 million and Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”) in an aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Preferred Stock. We received net proceeds of $87.5 million from the issuance of the Second Lien Notes and did not receive any cash proceeds from the issuance of the Third Lien Notes.

•
In the fourth quarter of 2009, the Board of Directors of WiMAX Telecom GmbH, the holding company for NextWave’s discontinued WiMAX Telecom business in Austria and Croatia, filed an insolvency proceeding in Austria in accordance with local law to permit the orderly wind-down of such entity. The court in Austria has entered an order appointing an administrator to manage the insolvency of WiMAX Telecom GmbH. As a result of the appointment of the administrator, NextWave no longer controls WiMAX Telecom GmbH and its subsidiaries and will not receive any proceeds from the assets of the WiMAX entities.

•	We sold a controlling interest in our IPWireless subsidiary in December 2008 and sold the remaining noncontrolling interest in November 2009.

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

•
In the first quarter of 2009, we shut down our semiconductor business, terminated 230 employees and, subsequently, in the third quarter of 2009, we sold certain of our owned semiconductor business patents and patent applications to a third party.

•
In July 2009, we issued additional Second Lien Notes in the aggregate principal amount of $15 million, providing us with net proceeds of $13.5 million after original issue discount and payment of transaction related expenses.

•
We have downsized our corporate overhead functions to match the anticipated reduction in overall global support requirements, including our information technology, legal, finance, human resources and corporate branding and marketing functions.

•	We have integrated certain corporate administration functions into our PacketVideo operations in San Diego, California.

•	We have continued to pursue wireless spectrum license sales, the net proceeds of which will be used to reduce our outstanding indebtedness thereby reducing the interest costs payable in future years.

•	We are actively pursuing the sale or wind-down of various remaining portions of our WiMax Telecom business and spectrum operations in South America.

•
In the fourth quarter of 2009, we sold the majority of the assets and liabilities of our Inquam Broadband GmbH (“IHG”) subsidiary and entered into an earn out agreement with the buyer that provides for payment to us upon the occurrence of specified liquidity events, which include the sale, lease or contribution of assets to certain third parties, or distribution of profits or sale of equity in IHG.  We will continue to receive earn out payments until exhaustion of all specified liquidity events.

Several factors led to our decision to implement our global restructuring initiative in 2008, including adverse worldwide economic conditions, which we believe adversely affected manufacturers of telecommunications equipment and technology and caused our discontinued Networks segment to experience lower than projected contract bookings and revenues. We believe these conditions have also led to a delay in global WiMAX network deployments, which adversely impacted the timing and volume of projected commercial sales of WiMAX products of our discontinued semiconductor business.

Effective as of March 16, 2010, we entered into an Amendment and Limited Waiver (the “Amendment and Waiver”) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes.  Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes.  In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011.  As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  After giving effect to the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated.  In addition, under the Amendment and Waiver, we will be entitled to incur additional indebtedness under the Senior Notes up to an aggregate principal amount of $25.0 million (and any increases due to the payment in kind of interest thereon).  The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5 million to $1 million and, after payment in full of certain designated Senior Notes with an aggregate principal amount of $51.6 million at January 2, 2010, permits us to retain up to $37.5 million for general working capital purposes and permitted investments, subject to reduction in the amount of any net proceeds from the issuance of additional Senior Notes pursuant to the basket described above. As consideration for the Amendment and Waiver, we paid an amendment fee to each holder of our Senior Notes, Second Lien Notes, and Third Lien Notes  (each, a “Holder”) through the issuance of additional notes under the applicable note agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes.

 In connection with the Amendment and Waiver, we entered into a binding commitment letter (the “Commitment Letter”) with Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors, to provide up to $25 million in additional financing through the purchase of additional Senior Notes (the “Senior Incremental Notes”).   The terms of the Commitment Letter provide that we will be entitled to borrow up to $25 million in one or more borrowings after March 16, 2010 but prior to July 31, 2010, upon 10 business days notice and subject to the execution of definitive documentation substantially in the form of the definitive agreements governing our existing indebtedness.  Such agreements will require us to make customary representatives and warranties as a condition to each borrowing. As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes will bear interest at a rate of 15% per annum, payable in kind unless we elect to pay cash, and will be secured by a first lien on the same assets securing our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee is payable in connection with the Commitment Letter.

Our current cash reserves and cash generated from operations will not be sufficient to meet the payment obligations on our Senior Notes, Second Lien Notes and Third Lien Notes upon their respective maturity dates in 2011. We must consummate sales of our wireless spectrum assets yielding proceeds that are sufficient to retire this indebtedness.  If we are unable to pay or refinance our debt at maturity, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern and could require us to file for bankruptcy protection in the U.S.

We believe that the completion of our asset divestiture and cost reduction actions, our current cash and cash equivalents, projected revenues and cash flows from our Multimedia segment, our ability to pay payment-in-kind interest in lieu of cash interest to the holders of our secured notes, our third party arrangements with respect to our domestic WCS spectrum build-out requirements, and access to $25.0 million of additional incremental Senior Notes will allow us to meet our estimated operational cash requirements at least through March 2011. Should we be unable to achieve the revenues and/or cash flows through March 2011 as contemplated in our current operating plan, or if we were to incur significant unanticipated expenditures in excess of our available asset sale and incremental Senior Notes proceeds, including in respect of our performance of the WCS build-out, or we are unable to draw funds under the Commitment Letter, we will seek to identify additional capital resources including the use of our remaining $10.0 million of incremental Second Lien Notes debt basket and will implement certain additional actions to reduce our working capital requirements including staff reductions.

Multimedia Segment

 PacketVideo was founded in 1998 and supplies multimedia software and services to many of the world’s largest network operators and wireless handset manufacturers. These companies in turn use PacketVideo’s platform to offer music and video services on mobile handsets, generally under their own brands. To date, over 350 million PacketVideo-powered handsets have been shipped worldwide. PacketVideo has been contracted by some of the world’s largest carriers, such as Orange, DOCOMO, Rogers Wireless, TeliaSonera, TELUS Mobility, and Verizon Wireless to design and implement the embedded multimedia software capabilities contained in their handsets. PacketVideo’s software is compatible with virtually all network technologies including CDMA, GSM, WiMAX, LTE and WCDMA.

As mobile platforms evolve, PacketVideo continues to provide one of the leading multimedia solutions. PacketVideo is one of the original founding members of the Open Handset Alliance (“OHA”), led by Google. PacketVideo’s OpenCORE platform provides multimedia software capabilities for the OHA’s Android operating system. We believe that by supporting the efforts of the OHA, PacketVideo is well positioned to market its full suite of enhanced software applications to network operators who support Android handsets on their networks.

In addition, since 2006 PacketVideo has offered software products for use on PCs, consumer electronics and other devices in the home. We believe that media consumption in the home and media consumption on mobile handsets is converging. PacketVideo’s TwonkyMedia product line is designed to capitalize on this trend. PacketVideo has invested in the development and acquisition of a wide range of technologies and capabilities to provide its customers with software solutions to enable home/office digital media convergence using communication protocols standardized by the Digital Living Network Alliance. The TwonkyMedia suite of products provide for content search, discovery, organization and content delivery/sharing among consumer electronics products connected to an Internet Protocol-based network. This powerful platform is designed to provide an enhanced user experience by intelligently responding to user preferences based on content type and content storage location. In addition, PacketVideo’s patented Digital Rights Management (“DRM”) solutions, already in use by many wireless carriers globally, represent a key enabler of digital media convergence by preventing the unauthorized access or duplication of multimedia content used or shared by PacketVideo-enabled devices. Additionally, PacketVideo is one of the largest suppliers of Microsoft DRM technologies for the wireless market today.

Although we believe that PacketVideo’s products are advantageous and well positioned for success, PacketVideo’s business largely depends upon volume based sales of devices into the market. The economic downturn in the global markets has affected consumer spending habits. PacketVideo’s customers and distribution partners, telecommunications companies and consumer electronics device manufacturers, are not immune to such uncertain and adverse market conditions. PacketVideo relies on these partners as distribution avenues for its developed products. Additionally, competitive pressures may cause further price wars in an effort to win or sustain business which will have an effect on overall margins and projections. If economic conditions continue to deteriorate, this may result in lower than expected sales volumes, resulting in lower revenue, gross margins, and operating income. In July 2009, a subsidiary of DOCOMO purchased a 35% noncontrolling interest in our PacketVideo subsidiary. Pursuant to the definitive agreements, DOCOMO was granted certain rights in the event of future transfers of PacketVideo stock or assets, preemptive rights in the event of certain issuances of PacketVideo stock, and a call option exercisable under certain conditions to purchase the remaining shares of PacketVideo at an appraised value. In addition, DOCOMO will have certain governance and consent rights applicable to the operations of PacketVideo. DOCOMO has expressed its intent to exercise its call option and the parties are currently in discussions concerning the valuation for our remaining PacketVideo shares.  DOCOMO will have an opportunity to determine whether it wishes to proceed with its exercise of the call option following the determination of a valuation for our shares.  At this time, there can be no assurance as to the valuation that will be obtained or as to DOCOMO’s ultimate decision to exercise its call option.

Competitive Strengths

 Well established industry position. We believe that our PacketVideo subsidiary is a leading independent supplier of multimedia software in the mobile industry, with ten years of expertise. PacketVideo’s customers include many of the world’s largest handset manufacturers such as Fujitsu, HTC, Motorola, Nokia, Panasonic, Samsung, Sharp, and Sony Ericsson, as well as some of the world’s largest network operators including ATT, Orange, DOCOMO, Rogers Wireless, TeliaSonera, TELUS Mobility, and Verizon Wireless. PV has also become a leading provider of software for next generation connected home consumer electronics products to companies such as Buffalo, Cisco Linksys, Denon, Hewlett-Packard, Panasonic, Philips, Siemens, Yamaha and Western Digital. In 2008, PV became a founding member of the OHA led by Google, and supplies its OpenCORE multimedia software for the OHA’s mobile device platform known as Android.  As the shift to converged services occurs where multimedia services are accessible via the television, PC and mobile handset, we believe that PacketVideo is in a unique position to support this evolution.

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

 A highly accomplished team of wireless technology professionals. PacketVideo is led by a team of highly accomplished  wireless industry veterans with broad experience in the development of wireless communications technologies and solutions. Dr. James Brailean, Chief Executive Officer of PacketVideo, co-founded PacketVideo and has built it into an industry leader over the past ten years.

 Competition

 We continue to experience intense competition for our multimedia products and services. Our competitors range in size from Fortune 500 companies to small, specialized single-product businesses. At present, the primary competitors for our multimedia software products are the large OEM handset manufacturers such as Nokia, Samsung, LG, Sony Ericsson, Motorola, Apple, RIM, HTC, Palm and others. Many of these companies now offer their own internally developed multimedia services (e.g., Nokia Ovi, SonyEricsson PlayNow) that come bundled with various handset products. While these groups compete against us in the overall market for wireless multimedia, these companies also represent the primary distribution channel for delivering PacketVideo products. This is because PacketVideo’s network operator customers ask these manufacturers to install or preload a version of PacketVideo’s software customized for such mobile operator in handsets that they purchase. In addition to the handset manufacturers, a number of companies compete with PacketVideo at various product levels, including Adobe, Apple, Microsoft, MobiTV, QuickPlay, Real Networks and Rovi, offering software products and services that directly or indirectly compete with PacketVideo.

 For the connected home set of product solutions, our primary competitors again include internal software design teams at large electronics companies like Apple, Cisco, Huawei, LG, Microsoft, Panasonic, Samsung and Sony.

The PV Strategy

 The PV strategy is to deliver technologically advanced mobile multimedia and products and technologies to mobile subscriber terminal manufacturers, mobile network operators, and consumer electronics product companies, using a two-pronged approach:

•
Deliver rich-media services on PacketVideo’s CORE and OpenCORE technologies for next-generation platforms. Building on its success in developing solutions for Qualcomm BMP, Microsoft’s Windows Mobile platform and Symbian, PacketVideo will continue to deliver solutions for new platforms such as Android and iPhone, demonstrating its ability to rapidly develop and deliver the next-generation rich-media solutions required by the industry.

•
Deliver connected home solutions based on PacketVideo’s TwonkyMedia platform. PacketVideo will continue to partner with home routing systems, digital media renderers, network attached storage providers and other evolving and new connected consumer electronics devices to deliver digital home connectivity solutions using Digital Living Network Alliance (“DLNA”) certified devices, as well as proprietary connected devices, to allow seamless sharing of audio, video and photo content. As wireline and wireless premium services continue to converge, PacketVideo will continue to develop multi-screen services for service providers intent on capitalizing on rich media services.

•
Grow and extend the Multimedia business. We believe that the number of multimedia enabled smartphones as a percentage of global handsets shipped annually will rise significantly over the next several years. We will seek to maintain PacketVideo’s strong position in this growing market through the growth and extension of its existing multimedia software business and by leveraging its new multimedia convergence products and technologies. At present, the primary competitors for PacketVideo’s multimedia software products are the OEM handset manufacturers who increasingly seek to incorporate their own multimedia applications and services into the devices they sell to network operators. Furthermore, we believe that the deployment of mobile broadband networks will spawn the development of new categories of software applications that capitalize on the distinctive mobility features inherent in mobile broadband systems. While the competition from the OEM’s internal multimedia design teams and other independent multimedia software may increase in the next few years, we believe that PacketVideo will be able to leverage its MediaFusion platform and its family of TwonkyMedia products to fortify its position in the mobile multimedia and converged media software business.

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

For mobile device manufacturers, shorter product cycles and increasing demand for advanced technologies are driving collaboration with third party solution providers, such as PacketVideo, to aid their product development. We believe that PacketVideo’s technical capabilities and depth of knowledge are key reasons why PacketVideo has been chosen by the world’s largest device manufacturers and network operators to help them quickly develop and introduce new multimedia enabled handsets and multimedia services to the market. PacketVideo’s current suite of device-embedded software solutions is based on a modular architecture to enable rapid integration with the industry’s leading hardware platforms and operating systems.

 CORE Multimedia Framework. PacketVideo’s CORE software product powers the playback of video and music in millions of mobile phone handsets worldwide. The PacketVideo multimedia framework is an embedded client with modular options to enable the downloading, streaming, and playback of content files based on all major media formats. CORE codec modules include: WMA 9/10/Pro, WMV 9, AAC, HE-AAC, HE-AAC V2, AVC/H.264, MPEG-4, Real Audio, Real Video, MP3, MP3 PRO, AMR and WB-AMR.

 OpenCORE Open-sourced Multimedia Sub-system. PacketVideo is a founding member of the Open Handset Alliance™, an initiative led by Google to create a new mobile handset platform called Android. PacketVideo has open-sourced part of its code, allowing handset makers and Android developers to create basic audio and video applications. Should network operators, who adopt Android handsets wish to create more sophisticated multimedia services, PacketVideo is well positioned to provide these solutions.

 TwonkyMedia. TwonkyMedia is a family of customizable software products that auto-detect and link popular devices through the home, allowing end-users to share and enjoy various forms of mobile-multimedia content on the devices of their choice. The TwonkyMedia server is certified by the DLNA, a consortium of more than 300 consumer electronics and technology companies. The software is interoperable with hundreds of other DLNA-compatible home electronic and mobile devices as well as select non-compatible devices including Microsoft’s Xbox 360 and Sony’s PlayStation Portable.

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

 MediaFusion Server-Client Solution. MediaFusion is a platform that unites disparate media services on the back end and presents a unified user interface on the device, adding value to a mobile operator’s existing content delivery services by managing and serving data about media content, rather than the media payload, and enabling a personalized music entertainment experience for users based on their demonstrated preferences.

 PV Sales and Marketing

 PacketVideo has ongoing marketing efforts that focus on the wireless industry and partners specific to PacketVideo’s business success. Today, we continue to highlight rich media embedded software development for both handset manufacturers and network service providers. PV’s partnerships span throughout North America, Europe and parts of Asia. We focus on global partner tradeshow events, like the annual Mobile World Congress events and developer conferences, continually update our products and solutions collateral, identify and meet with key analysts and promote PV’s commercialized projects through appropriate press and news outlets.

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

Strategic Initiatives Segment

 Our strategic initiatives business segment is engaged in the management of our global wireless spectrum holdings. Our total domestic spectrum holdings consist of approximately ten billion MHz POPs covering approximately 215.9 million total POPs, with 106.9 million POPs covered by 20 MHz or more of spectrum, and an additional 90.6 million POPs covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York City metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Service (“AWS”) AWS bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

 Our international spectrum holdings include nationwide 3.5 GHz licenses in Slovakia and Switzerland; a nationwide 2.0 GHz license in Norway; 2.3 GHz licenses in Canada; and 2.5 GHz licenses in Argentina and Chile, covering 145 million POPs.

 We continue to pursue the sale of our wireless spectrum holdings and any sale or transfer of the ownership of our wireless spectrum holdings is subject to regulatory approval. We expect that we will be required to successfully monetize most of our wireless spectrum assets in order to retire our debt.

 During 2009, we completed the sale of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $26.4 million, and recognized net gains on the sales of $2.7 million. The net proceeds from the sales received after July 15, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 102% of the principal amount thereof, plus accrued interest and net proceeds received prior to July 16, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

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

•	the timing of closure of potential sales, particular if it is necessary to accelerate the planned sale of certain of our spectrum licenses in order to meet debt payment obligations;

•	worldwide economic conditions which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in global WiMAX network deployments; and

•	the availability of capital for prospective spectrum buyers which has been negatively impacted by the downturn in the credit and financial markets.

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

As of January 2, 2010, summary information about our current spectrum holdings in the United States is set forth below.

			Type of Spectrum(1)(4)
MEA(2)	MEA Name	POPs(3) (mm)	BRS EBS	WCS	AWS	Top Covered CMAs within MEA (POP Rank)
1	Boston	9.3		●		Boston (10), Providence (50)
2	New York City(5)	31.6	●	●		New York (2), Hartford (41)
3	Buffalo	1.7		●		Buffalo (45), New York 3 - Chautauqua (118)
4	Philadelphia(11)	8.6	●	●		Philadelphia (6), Wilmington (75)
7	Charlotte-Greensboro-Greenville-Raleigh	4.0			●	NC 15 - Cabarrus (93), NC 4 - Henderson (139)
8	Atlanta	1.2			●	Savannah (183), Georgia 12 - Liberty (270)
9	Jacksonville	2.7		●	●	Jacksonville (37), Tallahassee (177)
10	Tampa-St. Petersburg-Orlando	0.9			●	Florida 4 - Citrus (77), Florida 3 - Hardee (304)
15	Cleveland	4.7		●		Cleveland (26), Akron (74)
16	Detroit	10.8		●		Detroit (7), Grand Rapids (59)
17	Milwaukee	5.6		●		Milwaukee (33), Madison (115)
18	Chicago	14.1	●	●		Chicago (3), Gary (80)
20	Minneapolis-St. Paul	7.2		●		Minneapolis (14), Minnesota 6 - Hubbard (201)
21	Des Moines-Quad Cities	2.8		●		Des Moines (102), Davenport (160)
27	New Orleans-Baton Rouge(9)	0.6	●			Mobile (90)
29	Kansas City	3.5		●		Kansas City (27), Topeka (315)
30	St. Louis(8)	4.6		●		St. Louis (18),Springfield (178)
31	Houston	7.3		●		Houston(5), Louisiana 5 - Beauregard (130)
32	Dallas-Fort Worth(10)	13.2	●	●	●	Dallas (4), Austin (35)
33	Denver	5.8		●		Denver (16), Colorado Springs (87)
34	Omaha	1.7		●		Omaha (72), Lincoln (224)
35	Wichita	1.3		●		Wichita (96), Kansas 14 - Reno (394)
36	Tulsa	1.0		●		Tulsa (57), Oklahoma 4 - Norton(305)
37	Oklahoma City	2.3		●		Oklahoma City (44), Oklahoma 3 - Grant (287)
38	San Antonio	3.9		●		San Antonio (25), McAllen (73)
39	El Paso-Albuquerque	2.8	●	●	●	Albuquerque (70), El Paso (71)
40	Phoenix	6.0		●		Phoenix (13), Tucson (51)
41	Spokane-Billings	2.3		●		Spokane (119), Idaho 1 - Boundary (205)

42	Salt Lake City	3.5		●	Salt Lake City (32),Provo (112)
43	San Francisco-Oakland-San Jose (7)	14.7	●	●	San Francisco (11), Sacramento (23)
44	Los Angeles-San Diego (6)	24.9	●	●	Los Angeles (1), San Diego (18)
45	Portland	4.3		●	Portland (21), Salem (146)
46	Seattle	5.4		●	Seattle (20), Tacoma (69)
48	Hawaii	1.3		●	Honolulu (54), Hawaii 3 - Hawaii (385)

	Total (excluding overlaps)	215.9

(1)      WCS, AWS, BRS and EBS licenses are assigned by the FCC for geographic service areas of varying sizes and shapes. WCS licenses are assigned by the FCC according to Major Economic Areas (“MEA”) or Regional Economic Area Groupings (“REAG”) (see further explanation below in “Business-WCS Spectrum”). AWS licenses are assigned by the FCC according to REAGs, EAs, or CMAs (see further explanation below in “Business-AWS Spectrum”). BRS spectrum is licensed both according to Geographic Service Areas with a 35-mile radius, subject to overlapping Geographic Service Areas of co-channel stations, and according to BTAs of various sizes. Our BRS spectrum currently is composed of licenses with 35-mile radius Geographic Service Areas, subject to overlapping Geographic Service Areas of co-channel stations. EBS spectrum is only licensed according to Geographic Service Areas with a 35-mile radius, subject to overlapping Geographic Service Areas of co-channel stations (see further explanation below in “Business-BRS and EBS Spectrum”).

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

(5)    We lease EBS spectrum from multiple parties in the greater New York City, New York City metropolitan area, including geographic areas in New York, New Jersey and Connecticut. These leases give us access to different amounts of spectrum in specific parts of the market area. The terms of these leases range from 20 to up to 60 years when their renewal options are included.

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

(10)  We lease EBS spectrum from Tarrant County College District in the Dallas, TX area.  This lease has an initial 15 year term and contains a renewal option for 15 years to extend the term of the lease.

(11)  We lease EBS spectrum from Temple University in the Philadelphia, PA area.  This lease has an initial 10 year term and contains three renewal options for 10 years each to extend the term of the lease.

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

WCS licenses are allocated by the FCC for “flexible use.” This means that the spectrum can be used to provide any type of fixed, portable, mobile (except aeronautical mobile) or radiolocation services to individuals and businesses, including the wireless broadband services we intend to offer. Any such offerings are subject to compliance with technical rules in Part 27, Title 47 of the

Code of Federal Regulations (“CFR”), as well as any applicable border treaties or agreements governing operations near the Canadian and Mexican borders.

  In 2010, we have capital expenditure needs associated with certain build-out or substantial service requirements. These requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. The renewal deadline and the substantial service build-out deadline for our domestic WCS spectrum is July 21, 2010.  We have entered into a third party arrangement pursuant to which the third party has agreed to meet our build-out requirements. However, at this time there can be no assurance that such party will be able to pay for the build out or complete its contractual requirements on time. Accordingly, we will seek to identify additional capital resources and personnel to enable us to perform such build-out obligations in the event such party is not able to perform. Our reliance on a third party to meet our substantial service requirements may subject us to risks of non-renewal in the event that such party does not perform its obligations and if we are unable to fund such obligations.

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

Under current regulations, after giving effect to an FCC-mandated transition of the spectrum to a new band configuration, which must be complete by October 19, 2010 (barring disputes in the transition process), the total spectrum bandwidth licensed by the FCC for BRS and EBS spectrum is 194 MHz. Approximately 75% of this spectrum is licensed for the EBS and 25% is licensed for the BRS. Under FCC Rules, regulations and policies (“FCC Rules”), up to 95% of the spectrum dedicated to each EBS license can be leased for commercial purposes subject to compliance with FCC Rules. After transitioning the BRS and EBS spectrum to the new band plan, individual channels and channel groups of BRS and EBS spectrum will range from 5.5 MHz to 23.5 MHz of spectrum. Most, but not all, BRS and EBS “channel groups” contain four channels and 23.5 MHz of spectrum.

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

AWS Spectrum

 We acquired 154 AWS licenses in FCC Auction No. 66 and currently hold 14 AWS licenses. The FCC granted AWS spectrum pursuant to Economic Area (“EA”) licenses, REAG licenses and CMA licenses. The AWS auction involved a total of 1,122 licenses: 36 REAG licenses, 352 EA licenses, and 734 CMA licenses. EA, REAG and CMA licenses vary widely in terms of population and geographic coverage.

 In terms of spectral size, the AWS spectrum is divided into six spectrum blocks, A through F. There are three 10 MHz blocks, each consisting of paired 5 MHz channels, and three 20 MHz blocks, each consisting of paired 10 MHz channels. We have acquired both 20 MHz and 10 MHz licenses.

 AWS licenses are allocated by the FCC for flexible use. This means that the spectrum can be used to provide any type of fixed, portable or mobile services to individuals and businesses, including the wireless broadband services. Any such offerings are subject to compliance with technical rules in Part 27, Title 47 of the CFR as well as any applicable border treaties or agreement governing operations near the Canadian and Mexican borders.

International Spectrum

On March 2, 2007, we acquired WCS spectrum in Canada. Our Canadian licenses cover approximately 14.6 million POPs and include 30 MHz of spectrum in all service areas for which licenses were acquired for a total of 438 million MHz POPs. The licenses vary widely in terms of population and geographic coverage, but include major cities, such as Montreal, Ottawa, Edmonton, Quebec and Winnipeg. NextWave’s Canadian WCS licenses are held by our Canadian subsidiary, 4253311 Canada Inc. The licenses carry a 10-year license term with renewal expectancy of subsequent 10-year terms absent breach of license conditions. Because the licenses were issued by Industry Canada through two separate auctions, 63 licenses have an expiration date of November of 2014, while 25 licenses have an expiration date of April of 2015. The licenses are “radiocommunication user” licenses and cannot be used to provide service for compensation before the licenses are converted to either “radiocommunication service provider” licenses or “radiocommunication carrier” licenses. Conversion of the licenses will require compliance with Canadian ownership and control restrictions. In addition, each Canadian WCS license is subject to a 5 year usage implementation requirement, demonstrating that the spectrum is being used at a level that is acceptable to Industry Canada. Again, because the licenses were issued at two different times, there are two different implementation deadlines, November 2009 for 63 licenses, and April 2010 for the other 25 licenses. On July 2, 2009, we received a three year extension of the implementation requirement from the Canadian regulatory authority, making the new deadlines November of 2012 and April of 2013.

In Switzerland, Callix Consulting AG, as of May 20, 2008, holds 3.5 GHz spectrum, following a transfer from Inquam GmbH which originally owned such license awarded on May 2, 2007 by the Swiss Federal Communications Commission. This includes 42 MHz of spectrum covering the country’s entire population of 7.5 million people for a total of 315 million MHz POPs in Switzerland. The license term is 10 years and renewal is possible but terms and conditions of license renewal are not set. The license is technology/service neutral and use for mobile services is permitted. The license requires a build-out of 120 base stations transmitters by September 2010.

In Slovakia, WiMAX Telecom s.r.o. holds, following the acquisition of Amtel Networks in 2006 and the subsequent merger with WiMAX Telecom s.r.o., two licenses of 28 MHz each, covering Slovakia’s entire population of approximately 5.5 million people. The licenses term is until year-end 2016. Terms and conditions for the renewal are not yet set. The licenses are technology/service neutral. In line with EU regulation it is expected that the Slovakian regulator formally permits the use of the spectrum for mobile services. The licenses entail build-out obligations by mid 2006 and respectively by mid 2007, which fulfillment the regulator confirmed following inspections.

In Norway, Inquam Norway AS , as of June 26, 2008, holds a nationwide 2.0 GHz license, valid until December 31, 2022, following a transfer from Inquam GmbH which originally owned such license awarded by Norwegian Telecom Authority on December 21, 2007.

In October 2007, we acquired Websky Argentina SA, an Argentine corporation and its subsidiaries, which hold licensed frequencies in Argentina and has obtained spectrum licenses for an aggregate of 42 MHz spectrum in the 2.5 GHz band covering the Buenos Aires metro region and 180 kilometers surrounding the city and covers 15.5 million POPs for a total of 651 million MHz POPs. Transfer of control of the spectrum licenses held by Websky Argentina SA remains subject to regulatory approval. The licenses are also subject to regulatory requirements regarding the ongoing provision of commercial services with which we are currently in compliance.

In April 2008, we acquired all of the outstanding equity interests of Southam Chile SA, a Chilean corporation, and Sociedad Televisora CBC Limitada, a Chilean limited liability company (collectively, “Southam Chile”). The two companies hold spectrum licenses in the 2.5 GHz band in seven different regions across Chile, including Santiago. The spectrum licenses cover 8 million POPs and comprise 162 million MHz POPs. They each also hold digital television and intermediate services licenses for these same regions. The Southam Chile SA licenses are subject to a regulatory requirement to construct and operate network facilities by June of 2009, which has been extended by the Chilean regulator until May 2011. The Sociedad Televisora CBC Limitada licenses are subject to a similar regulatory requirement to construct and operate network facilities by December of 2009, which has been extended by the Chilean regulator until November 2011.

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

 The following summary of applicable regulations does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry in the United States or internationally. Some legislation and regulations are the subject of ongoing judicial proceedings, proposed legislation and administrative proceedings that could change the manner in which our industry is regulated and the manner in which we operate. We cannot predict the outcome of any of these matters or their potential impact on our business. See “Risk Factors - Risks Relating to Government Regulation.”

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

 Certain general regulatory requirements apply to all licensed wireless spectrum. For example, certain build-out or “substantial service” requirements apply to most of our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. In the United States, the Communications Act of 1934, as amended (the “Communications Act”) and FCC Rules also require FCC prior approval for the acquisition, assignment or transfer of control of FCC licenses. Similar regulatory requirements regarding regulatory approval of license transfers exist internationally. In addition, FCC Rules permit spectrum leasing arrangements for a range of wireless licenses after FCC notification or prior approval depending upon the type of spectrum lease. The FCC, and the equivalent national regulatory authority in other countries where we holds spectrum licenses, sets rules, regulations and policies to, among other things:

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

Additionally, more specific regulatory requirements that apply to WCS, AWS, BRS and EBS spectrum are described below. Compliance with all of the foregoing regulatory requirements, and those listed below, increases our cost of doing business. For a description of an interference issue which may impact use of WCS, BRS and EBS spectrum, see “Risk Factors - Risks Relating to Government Regulation-Wireless Devices” utilizing WCS, BRS and EBS spectrum may be susceptible to interference from Satellite Digital Audio Radio Services (“SDARS”).

 WCS License Conditions

 WCS licensees must comply with all applicable legal and technical rules imposed by the FCC, including those found in Part 27 of Title 47 of the CFR. WCS licenses are granted for ten-year license terms, and licensees are required under applicable Part 27 rules to demonstrate that they are providing “substantial service” in their license area within the initial license term. Substantial service is defined as service which is sound, favorable, and substantially above a level of mediocre service which just might minimally warrant “renewal.” For WCS licensees, the FCC extended the substantial service build-out deadline until July 21, 2010. Failure to make the substantial service demonstration by that date, without seeking and obtaining an extension from the FCC, would result in license forfeiture. In June of 2009, we filed for an additional extension of the WCS substantial service build-out deadline, but the FCC has not yet acted on that request.  Extensions of time to meet substantial service demonstrations are not routinely granted by the FCC.  See “Risk Factors - Risks Relating to Government Regulation.”

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

New Spectrum Opportunities and Spectrum Auctions

Ongoing FCC proceedings and initiatives may affect the availability of spectrum for commercial wireless services. These proceedings may make more wireless spectrum available to us and other new wireless competitors, and may affect the demand for our spectrum. At this time, we have no plans to obtain additional spectrum through secondary markets acquisitions, leases or whatever mechanisms the FCC may establish including participation in FCC auctions.

 Tower Siting

Wireless systems must comply with various federal, state and local regulations that govern the siting, marking, lighting and construction of transmitter towers and antennas, including regulations promulgated by the FCC and Federal Aviation Administration (the “FAA”). FCC Rules subject certain tower locations to environmental and historic preservation statutory requirements. To the extent governmental agencies impose additional requirements on the tower siting process, the time and cost to construct and deploy towers could be negatively impacted. The FAA has proposed modifications to its rules that would impose certain notification requirements upon entities seeking to (i) construct or modify any tower or transmitting structure located within certain proximity parameters of any airport or heliport, and/or (ii) construct or modify transmission facilities using the 2500-2700 MHz radiofrequency band, which encompasses virtually all of the BRS/EBS frequency band. If adopted, these requirements could impose new administrative burdens upon users of BRS/EBS spectrum.

Employees

As of January 2, 2010, we employed 333 full time employees, 9 part time and temporary employees and engaged 100 contractors.

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

 On March 1, 2005, the United States Bankruptcy Court (the “Bankruptcy Court”) confirmed the plan of reorganization of the NextWave Telecom group, including Old NextWave Wireless. In connection with the consummation of the plan of reorganization, NTI and its subsidiaries settled all outstanding claims of the FCC and obtained a release of claims pursuant to Section 1141 of the Bankruptcy Code. The plan of reorganization was funded with the proceeds from the sale of PCS spectrum licenses and provided for the payment in full of all the creditors of the NextWave Telecom group and the $550 million cash funding of Old NextWave Wireless as a new wireless broadband technology company. Membership units of Old NextWave Wireless, which had been converted into a limited liability company in late 2004, were distributed to the former stockholders of NTI, together with cash and note consideration issued pursuant to the plan. Upon this distribution, on April 13, 2005, our predecessor Old NextWave Wireless emerged as NextWave Wireless LLC.

Corporate Conversion Merger

To enable our listing on The NASDAQ Global Market in January 2007, we converted from a Delaware limited liability company to a Delaware corporation. The conversion was effectuated in November 2006 through the merger of a wholly owned subsidiary of ours with and into NextWave Wireless LLC. In the merger, NextWave Wireless LLC’s equity holders received one share of our common stock for every six membership interests that they held. No fractional shares of our common stock were issued in connection with the corporate conversion merger. Instead, holders of LLC interests who would otherwise have been entitled to a fraction of a share of common stock were paid cash equal to $1.00 per LLC interest not exchanged for a whole share of our common stock. Each holder of NextWave Wireless LLC’s limited liability interests owned the same percentage of the outstanding equity of ours before and immediately after the corporate conversion merger. In addition, we assumed NextWave Wireless LLC’s obligations under all our stock option plans and our subsidiaries.

Our Global Restructuring Initiative

In 2008, we announced the commencement of our global restructuring initiative and initiated significant financing and restructuring activities, which are described below:

•	In total, we have terminated 620 employees worldwide and vacated seven leased facilities.

•
In October 2008, we issued Second Lien Notes in the aggregate principal amount of $105.3million and Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”) in an aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Preferred Stock. We received net proceeds of $87.5 million from the issuance of the Second Lien Notes and did not receive any cash proceeds from the issuance of the Third Lien Notes.

•
In the fourth quarter of 2009, the Board of Directors of WiMAX Telecom GmbH, the holding company for NextWave’s discontinued WiMAX Telecom business in Austria and Croatia, filed an insolvency proceeding in Austria in accordance with local law to permit the orderly wind-down of such entity. The court in Austria has entered an order appointing an administrator to manage the insolvency of WiMAX Telecom GmbH. As a result of the appointment of the administrator, NextWave no longer controls WiMAX Telecom GmbH and its subsidiaries and will not receive any proceeds from the assets of the WiMAX entities.

•	We sold a controlling interest in our IPWireless subsidiary in December 2008 and sold the remaining noncontrolling interest in November 2009.

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

•
In the first quarter of 2009, we shut down our semiconductor business, terminated 230 employees and, subsequently, in the third quarter of 2009, we sold certain of our owned semiconductor business patents and patent applications to a third party.

•
In July 2009, we issued additional Second Lien Notes in the aggregate principal amount of $15 million, providing us with net proceeds of $13.5 million after original issue discount and payment of transaction related expenses.

•
We have downsized our corporate overhead functions to match the anticipated reduction in overall global support requirements, including our information technology, legal, finance, human resources and corporate branding and marketing functions.

•	We have integrated certain corporate administration functions into our PacketVideo operations in San Diego, California.

•	We have continued to pursue wireless spectrum license sales, the net proceeds of which will be used to reduce our outstanding indebtedness thereby reducing the interest costs payable in future years.

•	We are actively pursuing the sale or wind-down of various remaining portions of our WiMax Telecom business and spectrum operations in South America.

•
In the fourth quarter of 2009, we sold the majority of the assets and liabilities of our Inquam Broadband GmbH (“IHG”) subsidiary and entered into an earn out agreement with the buyer that provides for payment to us upon the occurrence of specified liquidity events, which include the sale, lease or contribution of assets to certain third parties, or distribution of profits or sale of equity in IHG.  We will continue to receive earn out payments until exhaustion of all specified liquidity events.

Several factors led to our decision to implement our global restructuring initiative in 2008, including adverse worldwide economic conditions, which we believe adversely affected manufacturers of telecommunications equipment and technology and caused our discontinued Networks segment to experience lower than projected contract bookings and revenues. We believe these conditions have also led to a delay in global WiMAX network deployments, which adversely impacted the timing and volume of projected commercial sales of WiMAX products of our discontinued semiconductor business.

Available Information

 We are a public company and are subject to the informational requirements of the Exchange Act. Accordingly, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Room 1580, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically.

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

The certifications of our Chief Executive Office and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, about the disclosure contained in this Annual Report are attached hereto.

Item 1A. Risk Factors.

Our business involves a high degree of risk. You should carefully consider the following risks together with all of the other information contained in this Annual Report before making a future investment decision with respect to our securities. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially adversely affected, and the value of our securities could decline.

 Risks Relating to Our Business

We have substantial debt maturities in 2011 and our cash reserves and cash generated from operations will not be sufficient to meet these payment obligations. There can be no assurance that asset sales or any additional financing will be achievable on acceptable terms and any failure to pay our debt at maturity will impair our ability to continue as a going concern.

Our Senior Notes, having an aggregate principal amount of $168.3 million at January 2, 2010, will mature in July 2011 and our Second Lien Notes, having an aggregate principal amount of approximately $140.8 million at January 2, 2010, will mature in November 2011. In addition, our Third Lien Notes, having an aggregate principal amount of $524.1 million at January 2, 2010, will mature in December 2011.  As of March 16, 2010, the aggregate remaining outstanding principal balances of our Senior, Second and Third Lien Notes bear payment-in-kind interest at rates of 15.0%, 15.0% and 12.0%, respectively, which will increase the principal amount of this debt upon retirement. Our current cash reserves and cash generated from operations will not be sufficient to meet these payment obligations at maturity. We must consummate sales of our wireless spectrum assets yielding proceeds that are sufficient to retire this indebtedness. If we are unable to pay our debt at maturity, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court.  Our financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our capital structure requires that we successfully monetize a substantial portion of our wireless spectrum assets for net proceeds substantially in excess of our cost basis in order to retire our debt. The value of our equity securities is dependent on our ability to successfully retire our debt.

We are required to use the net proceeds of asset sales to retire our debt and expect that we will be required to successfully monetize a substantial portion of our wireless spectrum assets for net proceeds substantially in excess of our cost basis in order to retire our debt. There is no guarantee that we will be able to find third parties interested in purchasing our wireless spectrum assets at prices sufficient to retire this debt prior to maturity. We may seek to refinance all or a portion of our debt prior to maturity but there can be no assurance that any such refinancing transaction will be available.  The sale price of our wireless spectrum assets will be impacted by, among other things:

•	the FCC’s final resolution of ongoing proceedings regarding interference from satellite digital audio radio services to our WCS spectrum licenses;

•
the timing and allocated costs of build-out or substantial service requirements attached to our domestic and international spectrum licenses, where a failure to comply with these requirements could result in license forfeiture;

•	timing of closure of potential sales, particularly if it is necessary to accelerate the planned sale of certain of our spectrum licenses in order to meet debt payment obligations;

•	worldwide economic conditions which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in WiMAX global network deployments; and

•	availability of capital for prospective spectrum bidders which has been negatively impacted by the downturn in the credit and financial markets.

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

 As of January 2, 2010, the aggregate principal amount of our secured indebtedness was $833.1 million. This amount includes our Senior Notes with an aggregate principal amount of $168.3 million, our Second Lien Notes with an aggregate principal amount of $140.8 million and our Third Lien Notes with an aggregate principal amount of $524.1 million. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

•	pay dividends to our stockholders;

•	incur, or cause to incur, additional indebtedness or incur liens;

•	sell assets for consideration other than cash;

•	consolidate or merge with or into other companies;

•	issue shares of our common stock or securities of our subsidiaries;

•	make capital expenditures or other strategic investments in our business not contemplated by our operating budget ; or

•	acquire assets or make investments.

 We anticipate that our overall level of indebtedness and covenant restrictions will:

•	limit our ability to pursue business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;

•	place us at a competitive disadvantage relative to our competitors with less indebtedness;

•	render us more vulnerable to general adverse economic, regulatory and industry conditions; and

•	require us to dedicate a substantial portion of our cash flow, as well as all proceeds from asset sales, to service our debt.

 A breach of any covenants contained in the note purchase agreements governing our secured notes could result in a default under our indebtedness. If we are unable to repay or refinance those amounts, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and substantially all of our other assets.

 The terms of our Senior Notes and Second Lien Notes require us to certify our compliance with a restrictive operating budget and to maintain a minimum cash balance. A failure to comply with these terms may result in an event of default which could result in the acceleration of maturity of our indebtedness and impair our ability to continue as a going concern.

 The terms of our Senior Notes and Second Lien Notes require us to deliver a six-month operating budget to the noteholders on a quarterly basis, which budget is reasonably acceptable to Avenue AIV US, L.P., an affiliate of Avenue Capital Management II, L.P. (“Avenue Capital”). Avenue Capital holds 78.1% of the aggregate principal amount of our Second Lien Notes and 51.1% of the aggregate principal amount of our Senior Notes. Our operating budget requires us to cut costs and limits the funding that we may provide to specified businesses (the “Named Businesses”), which have already been sold or discontinued as part of our global restructuring initiative.

 We must deliver monthly certifications relating to our cash balances to the holders of our Senior Notes and Second Lien Notes. If we are unable to certify that our cash balances have not deviated in a negative manner by more than 10% from budgeted balances, default interest will accrue and, if such condition persists, (i) for two monthly reporting periods, if we have not satisfied our obligations to cease funding to the Named Business within the required timeframes or (ii) three monthly reporting periods, if we have satisfied such obligations, an event of default would occur under our Senior Notes, Second Lien Notes, and, if the maturity of the foregoing indebtedness were to be accelerated, an event of default would occur under our Third Lien Notes. In addition, we must certify that we have maintained a minimum cash balance of $1 million, and any failure to maintain such minimum cash balance will result in an immediate event of default under our Senior Notes, Second lien Notes, and, if the maturity of the foregoing indebtedness were to be accelerated, our Third Lien Notes. Upon an acceleration of our debt following an event of default, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern.

 Our restructuring and cost reduction activities expose us to contingent liabilities, accounting charges, and other risks.

 We have realized significant operating losses during each reporting period since our inception in 2005 and expect to realize further operating losses in the future. In an effort to reduce our working capital requirements, in the third quarter of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses and our semiconductor business. We have also taken other cost reduction actions described in more detail in Note 1 to our Condensed Consolidated Financial Statements contained in this Annual Report. During 2009, we incurred employee termination costs of $4.9 million, lease abandonment and related facility closure costs of $0.8 million and other restructuring costs of $3.3 million, including costs related to the divestiture and closure of discontinued businesses and contract termination charges.

 Our restructuring activities and cost reduction efforts are subject to risks including the effect of accounting charges which may be incurred, expenses of employee severance or contract terminations or defaults, or legal claims by employees or creditors. In addition, we may face difficulty in retaining critical employees, customers or suppliers who may believe that a continued relationship with us is of greater risk due to our restructuring activities. If we cannot successfully complete our restructuring efforts, our expenses will continue to exceed our revenue and available funding resources and we will not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the United States Bankruptcy Code.

  The failure of our Multimedia segment to sustain and grow its business in the current challenging economic climate may adversely impact our ability to comply with our operating budget and will have an adverse effect on our business.

 Revenues of our Multimedia segment business have been impacted by global economic conditions and a decline in handset sales. If the operating performance of our Multimedia segment were to continue to deteriorate, our ability to meet the targeted cash balance levels set forth in our operating budget, and required to be certified to the holders of our Second Lien Notes and Senior Notes, may be impacted. Given the divestiture and/or discontinuation of operations of our network infrastructure subsidiaries, all of our operating revenues are generated by our Multimedia segment. Current economic conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on the products and services offered by our Multimedia segment, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the wireless communications markets. If the economy or markets in which we operate continue to deteriorate, the business, financial condition and results of operations of our Multimedia segment will likely be materially and adversely affected. If our Multimedia segment experiences a significant decline in its revenues or operating margins, this will have a significant adverse effect on our business and our ability to comply with our debt covenants.

 Our common stock will be delisted from the NASDAQ Global Market if we do not meet the exception granted by the NASDAQ Hearing Panel requiring us to file a proxy statement for our annual meeting of stockholders that includes a stockholder vote on a reverse stock split by May 1, 2010 and to regain compliance with the minimum $1.00 per share bid price rule by July 21, 2010.

 On October 7, 2008, we received a Staff Deficiency Letter from NASDAQ notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 5450(a)(1), or the Rule, because the closing bid price for our common stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided a period of 180 calendar days to regain compliance. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of the Rule until January 19, 2009, and as a result, the period during which we had to regain compliance was extended to July 10, 2009. On July 15, 2009, NASDAQ announced that they had determined to continue the temporary suspension of the Rule until July 31, 2009, and as a result, the period during which we had to regain compliance was extended to January 21, 2010. On January 22, 2010, we received a Staff Determination letter from the Listing Qualifications Department of NASDAQ indicating that our common stock would be subject to delisting from The NASDAQ Global Market because of non-compliance with the Rule, unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) by the close of business on January 29, 2010.  We requested a hearing on the matter and such hearing occurred on February 25, 2010. On March 26, 2010, the Panel granted our request for continued listing, subject to the conditions that on or before May 1, 2010, we must inform the Panel that we have filed a proxy statement for our annual meeting of stockholders including a vote on a reverse stock split in a ratio sufficient to meet the $1.00 per share requirement for continued listing and on or before July 21, 2010, we must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days.  If we are unable to meet these exception requirements, the Panel will issue a final determination to delist and suspend trading of our common stock.

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

 On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice and permitted the lead plaintiff 21 days from the date of the Order to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint. NextWave intends to file a Motion to Dismiss in response, but at this time there can be no assurance as to the ultimate outcome of this litigation.

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

 For the connected home set of product solutions, our primary competitors again include internal software design teams at large consumer electronics companies like Sony, Microsoft, Cisco, Linksys, Samsung and Panasonic. In addition, we face competition from a number of other companies such as Apple, Macrovision, Microsoft, Monsoon Networks, the Orb, and Real Networks. Our ability to generate adequate revenues to meet our operating budget will depend, in part, upon our ability to effectively compete with these competitors.

 Our Multimedia business is dependent on a limited number of customers.

 Our Multimedia segment generates all of our revenues from continuing operations and is dependent on a limited number of customers. For the year ended January 2, 2010, revenues from three customers in our Multimedia segment accounted for 37%, 23% and 10%, respectively, of our revenues from continuing operations. For the year ended December 27, 2008, revenues from three customers in our Multimedia segment accounted for 38%, 17% and 14%, respectively, of our revenues from continuing operations.

 Our customer agreements do not contain minimum purchase requirements and can be cancelled on terms that are not beneficial to us.

 Our customer agreements with wireless service providers and mobile phone and device manufacturers are not exclusive and many contain no minimum purchase requirements or flexible pricing terms. Accordingly, our customers may effectively terminate these agreements by no longer purchasing our products or reducing the economic benefits of those arrangements. In many circumstances, we have indemnified these customers from certain claims that our products and technologies infringe third-party intellectual property rights. Our customer agreements have a limited term of one to five years, in some cases with evergreen or automatic renewal, provisions upon expiration of the initial term. These agreements set out the terms of our distribution relationships with the customers but generally do not obligate the customers to market or distribute any of our products or applications. In addition, in some cases customers can terminate these agreements early or at any time, without cause.

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

PacketVideo believes it has quality embedded software and has spent a decade improving upon its processes and performance. While we are not immune to product issues, developing for existing platforms that are constantly being upgraded and new platforms that have not fully been tested in the commercial market require much experience. Some of our technology may launch with a platform that does not do well in the market and some of our technology may launch on popular platforms that may have been modified due to aggressive timelines upon which PacketVideo has very little influence over. It is the nature of our business to continuously try to improve upon our deliverables.

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

 We operate or hold spectrum licenses through various subsidiaries and joint ventures in Argentina, Canada, Chile, Norway, Slovakia and Switzerland and have additional operations located in Finland, France, India, Japan and Switzerland.

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

 In addition, owning and operating wireless spectrum licenses in overseas jurisdictions may be subject to a changing regulatory environment. In particular, our ownership of wireless broadband spectrum in Argentina remains subject to obtaining governmental approval. Additionally, we have initiated insolvency proceedings for our WiMAX Telecom GmbH business in

Austria and the retention by WiMAX Telecom GmbH of its wireless broadband spectrum licenses in Austria will be compromised due to such proceedings. We cannot assure you that changes in foreign regulatory guidelines for the issuance or use of wireless licenses, foreign ownership of spectrum licenses, the adoption of wireless standards or the enforcement and licensing of intellectual property rights will not adversely impact our operating results. Due to these competitive and regulatory challenges, our activities outside the United States may require a disproportionate amount of our management and financial resources, which could disrupt our operations and adversely affect our business.

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

With respect to the WCS substantial service build-out deadline, in June of 2009, we filed for an additional extension of the deadline, but the FCC has not yet acted on that request.  Extensions of time to meet substantial service demonstrations are not routinely granted by the FCC. We have entered into a third party arrangement pursuant to which in exchange for access to certain of our WCS spectrum, the third party has committed financial and other resources to meet our build-out requirements, but at this time the third party has failed to meet certain performance milestones and will be unable to provide all of the funding required to comply with its obligations to complete the build-out requirements.  Accordingly, we have obtained additional capital to enable us to supplement the third party’s funds and to add additional personnel to the project so that the third party can complete the performance of such build out obligations. Even with this additional funding and personnel, there can be no assurance that such party will be able to complete its contractual requirements to finish the build out. Our reliance on a third party to meet our substantial service requirements may subject us to risks of non-renewal in the event that such party does not perform its obligations and if we are unable to complete such obligations ourselves.

With respect to our domestic BRS spectrum, we plan to construct a commercial system using the spectrum to meet the FCC substantial service requirement.  If we are unable to complete the construction of the system so that we  can provide the service by the substantial service deadline, the affected license(s) would be subject to non-renewal for failure to make the substantial service showing to the FCC by the deadline.

With respect to our domestic EBS spectrum, at this time we do not plan to construct or to partner with a third party to construct a commercial system using the spectrum to meet the FCC substantial service requirement.  Instead, we have arranged with our EBS licensees to either (a) have the EBS licensee continue to use the spectrum to provide educational services in the cases where the EBS licensee is currently providing such service or (b) provide educational services on a network that will be installed by us, at our cost, either of which option is intended to deliver educational services over the spectrum in compliance with the FCC’s educational safe harbor to meet the substantial service showing by the deadline.  Our reliance on the EBS licensees to provide the educational service may subject us to risk of non-renewal in the event the EBS licensee fails to provide the service.  In addition, if we are unable to complete the construction of the system so that the EBS licensee can provide the service by the substantial service deadline, the affected license(s) would be subject to non-renewal for failure to make the substantial service showing to the FCC by the deadline.

The FCC’s rules for meeting the substantial service requirements are written generally so as to enable flexibility in providing service.   However, because the rules are subject to interpretation, the FCC has discretion in determining if the substantial service showing is adequate to meet the rules and there is a risk that the FCC may not approve the substantial service showing and any of our licenses that did not meet the substantial service requirement would then be subject to non-renewal.

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

 The FCC generally grants wireless licenses for terms of ten or 15 years, which are subject to renewal and revocation. FCC Rules require all wireless licensees to comply with applicable FCC Rules and policies and the Communications Act, in order to retain their licenses. For example, licensees must meet certain construction requirements, including making substantial service demonstrations, in order to retain and renew FCC licenses. Failure to comply with FCC requirements with respect to any license could result in revocation or non-renewal of a license. In general, most wireless licensees who meet their construction and/or substantial service requirements are afforded renewal expectancy; however, all FCC license renewals can be challenged in various ways, regardless of whether such challenges have any legal merit. Under FCC Rules, licenses continue in effect during the pendency of timely filed renewal applications. Challenges to license renewals, while uncommon, may impact the timing of renewal grants and may impose legal costs. Accordingly, there is no guarantee that licenses we hold or lease will remain in full force and effect or be renewed.

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

Item 1B. Unresolved Staff Comments.

    None.

Item 2. Properties.

We are headquartered in San Diego, California. We currently occupy the indicated square footage in the owned and leased facilities described below:

Number of Buildings	Location	Status	Total Square Footage	Primary Use

4	United States	Leased	44,265	Administrative, finance and legal offices, research and development, and sales and marketing.

4	Europe	Leased	19,043	Administrative offices, research and development and sales and marketing.

2	Asia	Leased	9,191	Administrative offices, research and development, sales and marketing, service functions and network operating centers.

2	Latin America	Leased	2,636	Administrative offices, sales and marketing, service functions, manufacturing and network operating centers.

1	United States	Owned	30,000	Warehouse (currently held for sale).

	Total square footage		105,135

We believe that our properties are adequate for our business as presently conducted.

Item 3.  Legal Proceedings.

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.,” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, between November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice and permitted the lead plaintiff 21 days from the date of the Order to file an Amended Complaint.  On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint. NextWave intends to file a Motion to Dismiss in response, but at this time there can be no assurance as to the ultimate outcome of this litigation.

We were notified on July 11, 2008 that the former stockholders of GO Networks filed a demand for arbitration in connection with the February 2008 milestone. In the demand, the stockholder representative claimed that we owed compensation to the former stockholders of GO Networks on the basis of GO Networks purportedly having partially achieved the February 2008 milestone under the acquisition agreement. The stockholder representative sought damages of $10.4 million. Further, on December 5, 2008, the stockholder representative amended his demand and added claims pertaining to the August 2008 milestone. In the claims, the stockholder representative asserted, among other claims, that we acted in bad faith in a manner that prevented the achievement of the milestone, and he sought damages of $12.8 million in connection with these additional claims. We disputed that the February 2008 milestone has been met and denied any wrongdoing with respect to the August 2008 milestone. In September 2009, the parties executed a settlement agreement and filed a notice dismissing the matter with prejudice.  On October 5, 2009, the American Arbitration Association closed its file on the matter.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of January 2, 2010, other than the matters described above, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

I tem 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for our common stock is the NASDAQ Global Market, on which it began trading in the first quarter of 2007.

Market Information

The following table reflects the high and low sales prices, or high and low bid prices, as applicable, rounded to the nearest penny, of our common stock as reported by The NASDAQ Global Market, as applicable, for each quarterly period in 2009 and 2008. Our common stock was listed on The NASDAQ Global Market, beginning on January 3, 2007 under the symbol “WAVE,” where it continues to trade.

	High	Low
2009:
Fourth Quarter	$1.09	$0.40
Third Quarter	1.45	0.30
Second Quarter	0.72	0.13
First Quarter	0.39	0.08

2008:
Fourth Quarter	$0.65	$0.08
Third Quarter	4.04	4.62
Second Quarter	7.15	4.15
First Quarter	5.91	4.48

On October 7, 2008, we received a Staff Deficiency Letter from NASDAQ notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 5450(a)(1), or the Rule, because the closing bid price for our Common Stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided a period of 180 calendar days to regain compliance. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of the Rule until January 19, 2009, and as a result, the period during which we had to regain compliance was extended to July 10, 2009. On July 15, 2009, NASDAQ announced that they had determined to continue the temporary suspension of the Rule until July 31, 2009, and as a result, the period during which we had to regain compliance was extended to January 21, 2010. On January 22, 2010, we received a Staff Determination letter from the Listing Qualifications Department of NASDAQ indicating that our common stock would be subject to delisting from The NASDAQ Global Market because of non-compliance with the Rule, unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) by the close of business on January 29, 2010.  We requested a hearing on the matter and such hearing occurred on February 25, 2010. On March 26, 2010, the Panel granted our request for continued listing, subject to the conditions that on or before May 1, 2010, we must inform the Panel that we have filed a proxy statement for our annual meeting of stockholders including a vote on a reverse stock split in a ratio sufficient to meet the $1.00 per share requirement for continued listing and on or before July 21, 2010, we must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days.  If we are unable to meet these exception requirements, the Panel will issue a final determination to delist and suspend trading of our common stock.

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

 Repurchases of Common Stock

We did not repurchase any of our common stock during the fiscal year ended January 2, 2010.

 Holders

 As of February 28, 2010, there were 1,032 holders of record of our common stock.

 Certain provisions in our Amended and Restated Certificate of Incorporation and Bylaws may have the effect of delaying, deferring or preventing a change of control of our Company. These provisions include that our directors serve staggered terms, and, pursuant to Delaware law, can only be removed for cause; stockholders cannot act by written consent and can only amend or repeal the bylaws by a supermajority vote of the issued and outstanding voting shares and our board of directors is authorized to issue preferred stock without stockholder approval. In addition, vacancies on our Board of Directors are filled only through a majority vote of the Board of Directors, and directors and officers are indemnified against losses that they may incur in investigations and legal proceedings resulting from their services to us, including in connection with takeover defense measures.

 Securities Authorized for Issuance Under Equity Compensation Plans

We granted options exercisable to purchase 15,419,632 shares of common stock through 400 stock option awards under all of our compensation plans during the fiscal year ended January 2, 2010.

Information about our equity compensation plans at January 2, 2010 is as follows:

 Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	17,844,966	$1.95	518,537
Equity compensation plans not approved by security holders (2)	3,397,256	$6.14	9,770,000
Total	21,242,222	$2.62	10,288,537

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

 In July 2005, NextWave acquired PacketVideo Corporation, which became our wholly-owned subsidiary following the closing of the acquisition.  In August 2005, the Board of Directors of PacketVideo Corporation adopted the PacketVideo Corporation 2005 Equity Incentive Plan (the “PacketVideo Plan”), pursuant to which employees of PacketVideo Corporation  were authorized to receive up to 1,375,000 shares of our common stock upon the exercise of stock options and similar rights (after giving effect to the conversion described below).  The PacketVideo Plan was subsequently amended on two occasions to increase the aggregate number of authorized shares to a total of 1,833,333 shares of our common stock. Pursuant to the terms of the PacketVideo Plan, on January 3, 2007, when we listed our common stock on the Nasdaq Global Market, each outstanding option, exercised or not, under the PacketVideo Plan was automatically converted from an option or other award to purchase PacketVideo common stock into an option or other award to purchase shares of NextWave common stock.  The PacketVideo Plan was not approved by our stockholders.

Under the NASDAQ Marketplace Rules, listed issuers are permitted to grant compensatory equity to new employees for the purpose of inducing such persons to enter into an employment relationship with the issuer without stockholder approval.  The 2007 New Employee Stock Incentive Plan described below was adopted by NextWave without stockholder approval pursuant to the inducement exemption.

In February 2007, NextWave adopted the 2007 New Employee Stock Incentive Plan to offer shares of NextWave common stock for equity awards to our new hires and the new hires of our subsidiaries, including new employees who have joined us in connection with acquisitions.  The 2007 New Employee Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors of NextWave, and provides for the grant of up to 2,500,000 shares of NextWave common stock to our new hires as compensatory equity aimed at inducing such persons to enter into an employment relationship with us.  This plan was then amended to provide up to 5,000,000 shares of NextWave common stock to our new hires.

As of January 2, 2010, options to acquire a total of 112,982 shares of common stock are issued and outstanding under the 2007 New Employee Stock Incentive Plan, leaving 4,887,018 options available for future grant under the plan.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year.  Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2009 is a 53-week year ending January 2, 2010 and fiscal year 2008 is a 52-week year ending on December 27, 2008.

OVERVIEW

2009 Highlights

•	Our revenues from continuing operations from our mobile multimedia segment for 2009 totaled $60.2 million compared to $63.0 million for 2008.

•
During 2009 and 2008, we completed sales of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $26.4 million and $145.5 million, and recognized net gains on the sales of $2.7 million and $70.3 million, respectively. The net proceeds from the sales received after July 15, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 102% of the principal amount thereof plus accrued interest and net proceeds received prior to July 16, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

•
During 2009 we issued additional Second Lien Notes due 2010 (the “Second Lien Incremental Notes”) in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Second Lien Incremental Notes were issued with an original issuance discount of 5% resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.5 million to be used solely in connection with the ordinary course operations of our business and not for any acquisition of assets or businesses or other uses.

•
During 2009 we sold a 35% noncontrolling interest in our PacketVideo subsidiary to NTT DOCOMO, Inc. ("DOCOMO"), a customer of PacketVideo, for $45.5 million. The net proceeds from this transaction were used in July 2009 to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

•
During 2009 we sold certain of our owned Semiconductor business patents and patent applications to Wi-Lan Inc, a Canadian intellectual property company, for a cash payment of $2.5 million and recognized $2.5 million as a gain from business divestitures during 2009.

•	During 2009 we sold the remaining noncontrolling interest in our IPWireless subsidiary and recognized a $1.0 million gain from business divestitures.

•
During the fourth quarter of 2009 we initiated bankruptcy liquidation proceedings for WiMAX Telecom GmbH, the holding company for our discontinued WiMAX Telecom business in Austria and Croatia, to provide an orderly process for the discontinuance of operations and to advance our divestiture and cost reduction strategy.

•
In November 2009, we sold the majority of the assets and liabilities of our Inquam Broadband GmbH subsidiary (“IBG”) to Inquam Holding GmbH (“IHG”), a new limited liability company formed by the former managing director of IBG, a related party, for a nominal amount and recognized a $21.4 million net loss from business divestitures.  In connection with the sale, we entered into an earn out agreement with IHG that provides for payment to us upon the occurrence of specified liquidity events, which include the sale, lease or contribution of assets to certain third parties, or distribution of profits or sale of equity in IHG.  We will continue to receive earn out payments until exhaustion of all specified liquidity events.

Our Business and Operating Segments

NextWave Wireless Inc. is a holding company for mobile multimedia businesses and a significant wireless spectrum portfolio. As a result of our global restructuring initiative, our continuing operations are focused on two key segments: Multimedia, consisting of the operations of our 65% owned subsidiary PacketVideo, and Strategic Initiatives, focused on the management of our wireless spectrum interests.

In the second half of 2008, we commenced the implementation of our global restructuring initiative in an effort to reduce our working capital requirements, narrow our business focus and reorganize our operating units. Key results of this initiative include an approximately 53% reduction in our global workforce, the divestiture of our IPWireless network infrastructure business, the discontinuation of operations at our GO Networks, Cygnus, Global Services and NextWave Networks Products Support infrastructure businesses and our Semiconductor business, and the closure of several facilities throughout the world. In July 2009, we sold our owned Semiconductor business patents and patent applications to Wi-Lan Inc., a Canadian intellectual property company for $2.5 million.

In November 2009, we sold the majority of the assets and liabilities of IBG to IHG, a new limited liability company formed by the former managing director of IBG, a related party, for a nominal amount and recognized a $21.4 million net loss from business divestitures.  In connection with the sale in November 2009, we entered into various ancillary transitional agreements with IHG, none of which are material to us.  Upon closing of the sale, we have no remaining obligations to provide financing to support the ongoing operations of IHG.  Also, in connection with the sale, we entered into an earn out agreement with IHG that provides for payments to us upon the occurrence of specified liquidity events, which include the sale, lease or contribution of assets to certain third parties, or distribution of profits or sale of equity in IHG.  We will continue to receive earn out payments until exhaustion of all specified liquidity events.

Multimedia Segment

PacketVideo was founded in 1998 and supplies multimedia software and services to many of the world’s largest network operators and wireless handset manufacturers. These companies in turn use PacketVideo’s platform to offer music and video services on mobile handsets, generally under their own brands. To date, over 350 million PacketVideo-powered handsets have been shipped worldwide. PacketVideo has been contracted by some of the world’s largest carriers, such as Orange, DOCOMO, Rogers Wireless, TeliaSonera, TELUS Mobility, and Verizon Wireless to design and implement the embedded multimedia software capabilities contained in their handsets. PacketVideo’s software is compatible with virtually all network technologies including CDMA, GSM, WiMAX, LTE and WCDMA.

As mobile platforms evolve, PacketVideo continues to provide one of the leading multimedia solutions. PacketVideo is one of the original founding members of the Open Handset Alliance (“OHA”), led by Google. PacketVideo’s OpenCORE platform serves as the multimedia software subsystem for the OHA’s mobile device Android TM platform. In a similar vein, PacketVideo has been recognized for its support of the LiMO Foundation™ and their platform initiatives. We believe that by supporting the efforts of the OHA and LiMO Foundation™, PacketVideo is well positioned to market its full suite of enhanced software applications to Android and LiMO application developers.

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

Although we believe that PacketVideo’s products are advantageous and well positioned for success, PacketVideo’s business largely depends upon volume based sales of devices into the market. The economic downturn in the global markets has affected consumer spending habits. PacketVideo’s customers and distribution partners, telecommunications companies and consumer electronics device manufacturers, are not immune to such uncertain and adverse market conditions. PacketVideo relies on these partners as distribution avenues for its developed products. Additionally, competitive pressures may cause further price wars in an effort to win or sustain business which will have an effect on overall margins and projections. If economic conditions continue to deteriorate, this may result in lower than expected sales volumes, resulting in lower revenue, gross margins, and operating income. In July 2009, a subsidiary of DOCOMO purchased a 35% noncontrolling interest in our PacketVideo subsidiary. Pursuant to the definitive agreements, DOCOMO was granted certain rights in the event of future transfers of PacketVideo stock or assets, preemptive rights in the event of certain issuances of PacketVideo stock, and a call option exercisable under certain conditions to purchase the remaining shares of PacketVideo at an appraised value. In addition, DOCOMO will have certain governance and consent rights applicable to the operations of PacketVideo. DOCOMO has expressed its intent to exercise its call option and the parties are currently in discussions concerning the valuation for our remaining PacketVideo shares.  DOCOMO will have an opportunity to determine whether it wishes to proceed with its exercise of the call option following the determination of a valuation for our shares.  At this time, there can be no assurance as to the valuation that will be obtained or as to DOCOMO’s ultimate decision to exercise its call option.

Strategic Initiatives Segment

Our strategic initiatives business segment is engaged in the management of our global wireless spectrum holdings. Our total domestic spectrum holdings consist of approximately ten billion MHz points-of-presence (“POPs”), covering approximately 215.9 million total POPs, with 106.9 million POPs covered by 20 MHz or more of spectrum, and an additional 90.6 million POPs covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York City metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Service (“AWS”) AWS bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

Our international spectrum held for continuing operations include 2.3 GHz licenses in Canada, covering 15 million POPs.

We continue to pursue the sale of our wireless spectrum holdings and any sale or transfer of the ownership of our wireless spectrum holdings is subject to regulatory approval. We expect that we will be required to successfully monetize most of our wireless spectrum assets in order to retire our debt.

During 2009, we completed the sale of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $26.4 million, and recognized net gains on the sales of $2.7 million. The net proceeds from the sales received after July 15, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 102% of the principal amount thereof plus accrued interest and net proceeds received prior to July 16, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

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

Discontinued Operations

The results of operations of our GO Networks, IPWireless and Cygnus subsidiaries, and our Global Services and NextWave Network Product Support strategic business units, our Semiconductor segment and our WiMAX Telecom, Inquam and South American businesses, have been reported as discontinued operations in the consolidated financial statements for all periods presented, prior to sale or dissolution of the respective business.

Our discontinued international spectrum holdings include nationwide 3.5 GHz licenses in Slovakia and Switzerland; a nationwide 2.0 GHz license in Norway; and 2.5 GHz licenses in Argentina and Chile, collectively covering 130 million POPs.

In November 2009, we sold certain of our assets, including nationwide 3.5 GHz licenses in Germany, held by our Inquam Broadband GmbH subsidiary.

In October 2009, the Board of Directors of WiMAX Telecom GmbH, the holding company for NextWave’s discontinued WiMAX Telecom business in Austria and Croatia, filed an insolvency proceeding in Austria in accordance with local law to permit the orderly wind-down of such entity. The court in Austria has entered an order appointing an administrator to manage the insolvency of WiMAX Telecom GmbH. As a result of the appointment of the administrator, NextWave no longer controls WiMAX Telecom GmbH and its subsidiaries and will not receive any proceeds from the assets of the WiMAX entities. NextWave has obtained a waiver of events of default resulting from the insolvency filing under its Senior 7% Senior Secured Notes due 2010 (the “Senior Notes”), Senior-Subordinated Secured Second Lien Notes due 2010 (the “Second Lien Notes”) and Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”), including a rescission of the acceleration of maturity triggered as a result of such filing. Upon acceptance by the courts of the bankruptcy petitions for our network infrastructure businesses in Israel, Canada and Denmark in the fourth quarter of 2008, a court-appointed trustee assumed control over the assets and liabilities with the intent of liquidating the assets for the benefit of the creditors. Accordingly, we deconsolidated these six subsidiaries and no longer include their results of operations or financial position in our consolidated financial statements on a prospective basis.

On December 24, 2008, we sold a controlling interest in our IPWireless subsidiary, deconsolidated IPWireless upon closing of the sale and no longer include the results of operations or financial position of IPWireless in our consolidated financial statement on a prospective basis.

During the second half of 2008 we shut down the operations of our GO Networks and Cygnus subsidiaries and our Global Services and NextWave Network Support strategic business units.

RESULTS OF OPERATIONS

The results of operations of our Networks segment, which includes our GO Networks, IPWireless and Cygnus subsidiaries, and our Global Services and NextWave Network Product Support strategic business units, our Semiconductor segment and our WiMAX Telecom, Inquam and South American businesses, have been reported as discontinued operations in the consolidated financial statements for all periods presented.

Comparison of Our Fiscal Year Ended January 2, 2010 (Fiscal Year “2009”) to Our Fiscal Year Ended December 27, 2008 - Continuing Operations

Revenues
	Years Ended
(in millions)	January 2, 2010	December 27, 2008	Increase (Decrease)
Revenues	$50.7	$63.0	$(12.3)
Revenues – related party	9.5	—	9.5
Total revenues	$60.2	$63.0	$(2.8)

Total revenues from continuing operations for 2009 were $60.2 million, as compared to $63.0 million for 2008, a decrease of $2.8 million. Total revenues for both periods primarily consist of revenues generated by our Multimedia segment. The decrease in revenues was attributable to an acceleration of $7.1 million in revenues during 2008 resulting from a change in contract terms and cancellation of a non-recurring development project, a decrease in revenues of $1.0 million attributable to other non-recurring business and a decrease in revenues of $4.8 million relating to other customer cancellations. The decrease in revenues from 2008 was partially offset by increased non-recurring technology development revenues of $5.8 million primarily resulting from the receipt of final acceptance from Google on technology development services performed in support of the OHA in 2009, an increase of $2.1 million in revenues associated with a technology collaboration agreement with DOCOMO, $2.0 million in revenues from the sale of perpetual licenses to original equipment manufacturers (“OEM”)s and an increase of $0.2 million in royalty revenues during 2009 resulting from an increase in unit sales of mobile subscribers, wireless operators and device manufacturers.

Related party revenues represent sales of a version of PacketVideo’s multimedia player to DOCOMO for installation into DOCOMO handset models. In July 2009, DOCOMO became a related party when its subsidiary purchased a 35% noncontrolling interest in our PacketVideo subsidiary.

Sales to three Multimedia customers, Verizon Wireless, DOCOMO and Google, accounted for 37%, 23%, and 10%, respectively, of our total revenues from continuing operations during 2009. Sales to Google primarily represent the completion of technology development deliverables in support of the OHA. We do not anticipate recognizing significant revenues associated with transactions with Google in future quarters. Sales to three Multimedia customers, Verizon Wireless, DOCOMO and Sony Ericsson, accounted for 38%, 17%, and 14%, respectively, of our total revenues from continuing operations during 2008.

In general, the financial consideration received from wireless carriers and mobile phone and wireless device manufacturers is primarily derived from a combination of technology development contracts, royalties, software support and maintenance and wireless broadband products.

Operating Expenses
	Years Ended
(in millions)	January 2, 2010	December 27, 2008	Increase (Decrease)
Cost of revenues	$21.7	$18.8	$2.9
Cost of revenues – related party	0.5	—	0.5
Engineering, research and development	21.9	27.8	(5.9)
Sales and marketing	8.8	12.6	(3.8)
General and administrative	44.5	62.2	(17.7)
Asset impairment charges	9.6	6.8	2.8
Restructuring charges	3.8	7.6	(3.8)
Total operating expenses	$110.8	$135.8	$(25.0)

Cost of Revenues

Total cost of revenues from continuing operations as a percentage of the associated revenues for 2009 was 37%, as compared to 30% for 2008. The decrease in gross margin during 2009 reflects the recognition of relatively high margin revenue for Sony Ericsson during 2008 which did not recur in 2009. Additionally, certain upfront and estimated future costs related to new products were recognized in 2009 which lowered overall gross margins, however we ultimately expect gross margins on these products to improve as they mature beyond their initial phases. This decrease in gross margin was partially offset by $0.5 million increase in royalty revenues, which have minimal associated cost of revenues.

Total cost of revenues from continuing operations, which consists entirely of cost of revenues generated by our Multimedia segment, primarily includes direct engineering labor expenses, allocated overhead costs, costs associated with offshore contract labor costs, other direct costs related to the execution of technology development contracts and amortization of purchased intangible assets.

Included in total cost of revenues during 2009 and 2008 is $2.9 million and $3.1 million of amortization of purchased intangible assets. Also included in total cost of revenues during 2009 and 2008 is $0.9 million and $0.4 million, respectively, of share-based compensation expense.

We believe that total cost of revenues as a percentage of revenue for future periods will be affected by, among other things, sales volumes, competitive conditions, product mix, changes in average selling prices, and our ability to make productivity improvements through continual cost reduction programs.

Engineering, Research and Development

The $5.9 million decrease in engineering, research and development expenses during 2009, as compared to 2008, is attributable primarily to a $2.8 million decrease in third party contract expenses and other operating expenses of our Multimedia segment resulting from cost reduction efforts during 2009, and reductions in our engineering, research and development expenses resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

Included in engineering, research and development expenses during each of 2009 and 2008 is $1.2 million of share-based compensation expense.

Sales and Marketing

The $3.8 million decrease in sales and marketing expenses from continuing operations during 2009, as compared to 2008, is primarily attributable to a $2.1 million decrease in the sales and marketing expenses of our Multimedia segment as a result of cost reduction actions implemented in the first quarter of 2009 and a $1.7 million decrease in our marketing expenses resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs. The compensation related costs incurred in relation to the employees terminated in connection with the restructuring are included in restructuring charges.

Included in sales and marketing expenses during each of 2009 and 2008 is $1.1 million of amortization of purchased intangible assets. Also included in sales and marketing expenses during each of 2009 and 2008 is $0.3 million of share-based compensation expense.

General and Administrative

Of the $17.7 million decrease in general and administrative expenses from continuing operations during 2009, as compared to 2008, $19.9 million is attributable primarily to the cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities.  The costs incurred in connection with our global restructuring initiative, including compensation related costs incurred related to terminated employees, costs incurred related to vacated leased facilities and other restructuring related costs, are included in restructuring charges. This decrease was partially offset by a $2.2 million arbitration settlement expensed during 2009 that was paid in October 2009 through the issuance of 2.5 million shares of our common stock to the former shareholders of GO Networks.

Included in general and administrative expenses during 2009 and 2008 is $7.7 million and $7.4 million, respectively, of amortization of finite-lived wireless spectrum licenses and $0.3 million and $0.5 million, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses during 2009 and 2008 is $3.0 million and $3.2 million, respectively, of share-based compensation expense.

Asset Impairment Charges

Through our continued efforts to sell our remaining AWS domestic wireless spectrum licenses during 2009, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses. Accordingly, during 2009, we wrote-down the carrying value of our domestic AWS spectrum licenses to their estimated fair value and recognized an asset impairment charge of $9.4 million.

Additionally, during 2009, we recognized an asset impairment charge of $0.2 million related to certain long-lived and prepaid assets utilized by our corporate administration functions.

During 2008, we recognized an asset impairment charge of $6.8 million primarily related to leasehold improvements at vacated leased facilities.

We may incur additional asset impairment charges in the future as we continue to implement asset divestiture actions.

Restructuring Charges

In connection with the implementation of our global restructuring initiative, during 2009, our corporate support function incurred $0.3 million in employee termination costs, $0.9 million in lease abandonment and related facility closure costs and $2.6 million of legal and administrative costs related to the divestiture and closure of discontinued businesses.

During 2008, our continuing operations terminated 55 employees worldwide and vacated four leased facilities.  As a result, our continuing operations incurred $1.8 million in employee termination costs, $1.6 million in lease liability and related facility closure costs and $4.2 million in other related costs, including contract termination costs, selling costs and legal fees.

Gain on Sale of Wireless Spectrum Licenses

During 2009 and 2008, we completed sales of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $26.4 million and $145.5 million, and recognized net gains on the sales of $2.7 million and $70.3 million, respectively.

Interest Income

Interest income from continuing operations during 2009 was $0.5 million, as compared to $3.0 million during 2008, a decrease of $2.5 million resulting from the decline in our unrestricted cash and cash equivalents balances held by continuing operations during 2009.

Interest income in the future will be affected by changes in short-term interest rates and changes in our cash and cash equivalents balances, which may be materially impacted by divestitures and other financial activities.

Interest Expense

Interest expense from continuing operations during 2009 was $164.2 million, as compared to $99.3 million during 2008, an increase of $64.9 million. The increase is primarily attributable to $26.9 million of interest expense and interest accretion of the debt discount and issuance costs related to our Second Lien Notes, which were issued in October 2008, and $71.7 million in interest expense and interest accretion of the debt discount related to our Third Lien Notes, which were issued in October 2008, partially offset by $22.9 million in lower interest expense related to our Senior Notes resulting from redemptions of the Senior Notes since the fourth quarter of 2008 using the proceeds from sales of wireless spectrum licenses and $10.5 million which is attributable to consent fees paid during 2008 to withdraw $75.0 million from the cash reserve account related to our Senior Notes.

Interest expense from continuing operations will be impacted over the next twelve months by increased interest rates on our Senior Notes, Second Lien Notes and Third Lien Notes as well as the timing and amount of redemptions of our Senior Notes using the proceeds from asset sales and other financial activities.

Other Income and Expense, Net

Other expense, net, from continuing operations during 2009 was $8.7 million, as compared to $2.3 million during 2008, an increase of $6.4 million. The increase in net expense reflects primarily changes in the estimated fair value of our embedded derivatives of $5.0 million and higher net foreign currency exchange losses of $1.3 million.

Income Tax Benefit

During 2009 and 2008 substantially all of our U.S. subsidiaries had net losses for tax purposes and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. Certain of our controlled foreign corporations had net income for tax purposes based on cost sharing and transfer pricing arrangements with our United States subsidiaries in relation to research and development expenses incurred.

Our effective income tax rate for continuing operations during 2009 was (0.1)% resulting in a $0.1 million income tax benefit, on our pre-tax loss of $220.3 million, The net income tax benefit consists of a $1.1 million benefit from the change in the effective income tax rate on the deferred tax liabilities associated with indefinite life intangible assets, partially offset by a provision of $0.7 million that was primarily related to income taxes of certain controlled foreign corporations and a provision of $0.3 million that was related to foreign withholding tax on royalty payments received from our PacketVideo customers.

Our effective income tax rate for continuing operations for 2008 was (1.8)% resulting in a $1.8 million income tax benefit on our pre-tax loss of $101.2 million. The income tax benefit consists of a $2.4 million benefit from the change in the effective income tax rate on the deferred tax liabilities associated with indefinite-lived intangible assets and a $0.1 million tax benefit related to foreign withholding tax on royalty payments received from our PacketVideo customers, partially offset by income taxes related to our controlled foreign corporations $0.7 million.

Noncontrolling Interest

On July 2, 2009, we sold a 35% noncontrolling interest in our PacketVideo subsidiary to DOCOMO, a customer of PacketVideo.  During 2009, the net loss from continuing operations attributed to the noncontrolling interest in our subsidiary totaled $0.1 million and represents DOCOMO’s share of PacketVideo’s net loss from July 2, 2009.

Segment Results

Our two continuing reportable segments are Multimedia and Strategic Initiatives. As described elsewhere, as a result of the implementation of our global restructuring initiative in 2008, we have divested our Networks and Semiconductor segments, and are continuing to divest our WiMAX Telecom and South American businesses, either through sale, dissolution or closure. Accordingly, we have reported the results of operations for our entire Networks and Semiconductor segments and our WiMAX Telecom, Inquam and South American businesses, which were included in our Strategic Initiatives segment, as discontinued operations for all periods presented.

Results for our continuing operating segments for 2009 and 2008 are as follows:

(in millions)	Multimedia	Strategic Initiatives	Other or Unallocated	Consolidated
For the Years Ended:
January 2, 2010
Revenues from external customers	$50.7	$—	$—	$50.7
Revenues – related party	9.5	—	—	9.5
Loss from operations	(3.8)	(10.4)	(33.7)	(47.9)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	5.7	7.7	0.5	13.9
Share-based compensation expense	3.6	—	1.8	5.4
Asset impairment charges	—	9.4	0.2	9.6
Restructuring charges	—	—	3.8	3.8
December 27, 2008
Revenues from external customers	$63.0	$—	$—	$63.0
Income (loss) from operations	(3.4)	61.5	(60.7)	(2.6)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	6.2	7.4	4.0	17.6
Share-based compensation expense	2.0	—	3.1	5.1
Asset impairment charges	—	—	6.8	6.8
Restructuring charges	0.2	—	7.4	7.6

Multimedia

Total revenues for the Multimedia segment decreased $2.8 million during 2009, respectively, when compared to the same period in 2008.

The decrease in revenues was attributable to an acceleration of $7.1 million in revenues during 2008 resulting from a change in contract terms and cancellation of a non-recurring development project, a decrease in revenues of $1.0 million attributable to other non-recurring business and a decrease in revenues of $4.8 million relating to other customer cancellations. The decrease in revenues from 2008 was partially offset by increased non-recurring technology development revenues of $5.8 million primarily resulting from the receipt of final acceptance from Google on technology development services performed in support of the OHA in 2009, an increase of $2.1 million in revenues associated with a technology collaboration agreement with DOCOMO, $2.0 million in revenues from the sale of perpetual licenses to OEMs and an increase of $0.2 million in royalty revenues during 2009 resulting from an increase in unit sales of mobile subscribers, wireless operators and device manufacturers.

Loss from operations for the Multimedia segment increased $0.4 million during 2009 and was attributable to the decrease in revenues of $2.8 million described above, partially offset by decreases in operating expenses as a result of cost reduction actions implemented during of 2009.

Strategic Initiatives

Loss from operations for the Strategic Initiatives segment increased $71.9 million during 2009 when compared to the same period in 2008. The increase during 2009 is primarily attributable to $9.4 million in asset impairment charges related to certain of our domestic AWS spectrum licenses and lower net gains on our sales of wireless spectrum licenses of $67.6 million, partially offset by lower operating expenses resulting from cost reduction actions implemented in the first six months of 2009.

Other or Unallocated

The loss from operations classified as Other or Unallocated decreased $27.0 million during 2009, and is primarily attributable to the corporate cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities. These decreases were partially offset by a $2.2 million arbitration settlement paid in October 2009 through the issuance of 2.5 million shares of our common stock to the former shareholders of GO Networks.

Comparison of Our Fiscal Year Ended January 2, 2010 (Fiscal “2009”) to Our Fiscal Year Ended December 27, 2008 - Discontinued Operations

The results of operations of our discontinued Networks and Semiconductor segments and WiMAX Telecom, Inquam and South American businesses, which were previously in our Strategic Initiatives segment, are as follows:
(in millions)	Year Ended January 2, 2010	Year Ended December 27, 2008	Increase (Decrease)
Revenues	$5.7	$62.2	$(56.5)
Operating expenses:
Cost of revenues	5.8	61.8	(56.0)
Engineering, research and development	2.1	116.5	(114.4)
Sales and marketing	1.2	22.7	(21.5)
General and administrative	7.3	28.3	(21.0)
Asset impairment charges	31.6	40.2	(8.6)
Restructuring charges	5.1	7.8	(2.7)
Total operating expenses	53.1	277.3	(224.2)
Loss on business divestitures	(22.6)	(118.4)	95.8
Loss from operations	(70.0)	(333.5)	263.5
Other income (expense), net	(0.3)	0.7	(1.0)
Loss before income taxes	(70.3)	(332.8)	262.5)
Income tax benefit	0.2	2.9	(2.7)
Net loss from discontinued operations	$(70.1)	$(329.9)	$259.8

Revenues

The $56.5 million decrease in revenues from discontinued operations during 2009 was primarily attributable to our divestiture of our IPWireless subsidiary in December 2008.

Cost of Revenues

The $56.0 million decrease in cost of revenues from discontinued operations during 2009 was primarily attributable to our divestiture of our IPWireless subsidiary and the discontinuation of operations at our GO Networks subsidiary in the fourth quarter of 2008.

We used third-party subcontractors to manufacture the products sold by our Networks segment and these costs made up the substantial majority of cost of revenues.

Included in cost of revenues from discontinued operations during 2009 and 2008 is $0 and $10.2 million, respectively, of amortization of purchased intangible assets.

Engineering, Research and Development

The $114.4 million decrease in engineering, research and development expenses from discontinued operations during 2009 is primarily attributable to our divestiture of our IPWireless subsidiary and the discontinuation of operations at our GO Networks subsidiary in the fourth quarter of 2008, and the shutdown of the operations of our semiconductor business in the first quarter of 2009. The compensation related costs incurred in relation to the employees terminated in connection with the shutdown of our semiconductor business are included in restructuring charges.

Included in engineering, research and development expenses in 2009 and 2008 is $0 and $0.4 million, respectively, of amortization of purchased intangible assets primarily resulting from our acquisitions of IPWireless and GO Networks in 2007. Also included in engineering, research and development expenses in 2009 and 2008 are $34,000 and $2.5 million, respectively, of share-based compensation expense.

Sales and Marketing

The $21.5 million decrease in sales and marketing expenses from discontinued operations during 2009 is primarily attributable our divestiture of our IPWireless subsidiary and the discontinuation of operations at our GO Networks subsidiary in the fourth quarter of 2008, and the shutdown of the operations of our semiconductor business in the first quarter of 2009. The compensation related costs incurred in relation to the employees terminated in connection with the shutdown of our semiconductor business are included in restructuring charges.

Included in sales and marketing expenses in 2009 and 2008 is $0 and $1.1 million, respectively, of amortization of purchased intangible assets primarily resulting from our acquisitions of IPWireless, GO Networks and WiMAX Telecom in 2007. Also included in sales and marketing expenses in 2009 and 2008 is $26,000 and $1.3 million, respectively, of share-based compensation expense.

General and Administrative

The $21.0 million decrease in general and administrative expenses from discontinued operations during 2009 is primarily attributable to our divestiture of our IPWireless subsidiary and the discontinuation of operations at our GO Networks subsidiary in the fourth quarter of 2008, lower operating expenses at our WiMAX Telecom subsidiary resulting from cost reduction actions implemented in the first quarter of 2009 and $4.3 million is attributable to lower amortization expense resulting primarily from our classification of our wireless spectrum licenses in Europe as assets held for sale, which, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing.

Included in general and administrative expenses in 2009 and 2008 are $1.6 million and $6.0 million, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses in 2009 and 2008 is $0.4 million and $(0.1) million, respectively, of share-based compensation expense.

Asset Impairment Charges

Through our continued efforts to sell our wireless spectrum licenses in Europe, and Chile, during 2009, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses. Accordingly, during 2009, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Chile to their estimated fair value and recognized asset impairment charges of $25.5 million.

In connection with the implementation of our global restructuring initiative, we continue to review our long-lived assets for impairment and, during 2009, determined that indicators of impairment were present for the long-lived assets in our discontinued WiMAX Telecom and semiconductor businesses. We performed an impairment assessment of these assets and concluded that their carrying value exceeded their fair value. Accordingly, during 2009, we recognized asset impairment charges of $4.5 million.

During 2009 we wrote-off the remaining net book value of the purchased customer base intangible asset of WiMAX Telecom as indicators of impairment existed, and, as a result of this write-off, we recognized a non-cash asset impairment charge of $1.6 million during 2009.

During 2008, in connection with the implementation of our global restructuring initiative, we reviewed the goodwill and long-lived assets of our Networks and Semiconductor segments and our WiMAX Telecom business for impairment and determined that indicators of impairment were present for the goodwill, intangible assets and certain other long-lived assets. We performed an impairment assessment of these assets and concluded that the carrying value of certain of the assets exceeded their fair value. Accordingly, during 2008, we recognized an asset impairment charge of $40.2 million related to our discontinued operations.

Restructuring Charges

During 2009, we incurred $4.6 million of employee termination costs, and $0.7 million in contract termination costs related to our discontinued operations, partially offset by $0.2 million in lease abandonment credits. The employee termination costs incurred in 2009 primarily resulted from the termination of 230 employees upon the shutdown of our semiconductor business.

In connection with the implementation of our global restructuring initiative, we terminated approximately 349 employees in our Networks segment and vacated two leased facilities. Accordingly, in 2008, we incurred employee termination costs of $6.2 million, lease abandonment charges of $0.9 million and $0.7 million in contract termination costs related to our discontinued operations.

Loss on Business Divestitures

The $22.6 million net loss on business divestitures recognized during 2009 primarily relates to our sale of the majority of the assets and liabilities of our Inquam Broadband GmbH subsidiary and the insolvency of our discontinued WiMAX Telecom business in Austria and Croatia.  The net losses from divestiture of these businesses include $26.1 million of asset impairment charges previously recognized during the first three quarter of 2009.  These losses were partially offset by a $2.5 million gain on our sale of certain of our owned Semiconductor business patents and patent applications to Wi-Lan Inc., a Canadian intellectual property company, for a cash payment of $2.5 million and $1.0 million in gains recognized related to our call option grant to IPW Holdings to purchase our remaining noncontrolling interest in IPWireless Inc. and IPW Holdings subsequent exercise of that option during 2009.

The $118.4 million loss on business divestitures recognized during 2008 relates to the losses realized upon our sale of IPWireless and the liquidation through bankruptcy of our network infrastructure businesses in Israel, Canada and Denmark in the fourth quarter of 2008. The loss from the divestiture of these businesses consists of $120.3 million of previously recognized asset impairment charges and $3.7 million of previously recognized inventory write-downs, offset by $5.6 million from the deconsolidation of the remaining net liabilities of the divested businesses.

Other Income (Expense), Net

Other expense, net, during 2009 increased from other income, net, of $0.7 million in 2008 to other expense, net, of $0.3 million, an increase in expense of $1.0 million and was primarily attributable to $1.3 million in lower net foreign currency exchange rate gains and $0.1 million in lower interest income recognized during 2009, partially offset by lower interest expense of $0.2 million.

Income Tax Benefit

The effective income tax rate for discontinued operations for 2009 was (0.2)%, resulting in a $0.2 million income tax benefit in 2009 on pre-tax loss from discontinued operations of $70.3 million, which primarily relates to the change in the effective income tax rate on the deferred tax liabilities associated with indefinite-lived intangible assets.

The effective income tax rate for discontinued operations for 2008 was (0.9)%, resulting in a $2.9 million income tax benefit in 2008 on pre-tax loss from discontinued operations of $332.8 million, which primarily relates to the change in the effective income tax rate on the deferred tax liabilities associated with indefinite-lived intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in July 2006, the net proceeds of $351.1 million from our issuance of Series A Preferred Stock in March 2007 and the net proceeds of $101.0 million from our issuance of the Second Lien Notes in October 2008 and July 2009. Our total unrestricted cash and cash equivalents held by continuing operations totaled $20.2 million at January 2, 2010. We had net working capital deficit of $8.0 million at January 2, 2010.

In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, in the second half of 2008, our Board of Directors approved the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses and our semiconductor business. We have also taken other cost reduction actions. The actions completed as a result of our global restructuring initiative are described in more detail in Note 1 to our Condensed Consolidated Financial Statements in this Annual Report under the heading “Restructuring Initiative and Discontinued Operations.”

Effective as of March 16, 2010, we entered into an Amendment and Limited Waiver (the “Amendment and Waiver”) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes.  Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes.  In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011.  As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  After giving effect to the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated.  In addition, under the Amendment and Waiver, we will be entitled to incur additional indebtedness under the Senior Notes up to an aggregate principal amount of $25.0 million (and any increases due to the payment in kind of interest thereon).  The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5 million to $1 million and, after payment in full of certain designated Senior Notes (the “Priority Notes”) with an aggregate principal amount of $51.6 million at January 2, 2010, permits us to retain up to $37.5 million for general working capital purposes and permitted investments, subject to reduction in the amount of any net proceeds from the issuance of additional Senior Notes pursuant to the $25.0 million in additional financing described below. As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes.

In connection with the Amendment and Waiver, we entered into a binding commitment letter (the “Commitment Letter”) with Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors, to provide up to $25 million in additional financing through the purchase of additional Senior Notes (the “Senior Incremental Notes”).   The terms of the Commitment Letter provide that we will be entitled to borrow up to $25 million in one or more borrowings after March 16, 2010 but prior to July 31, 2010, upon 10 business days notice and subject to the execution of definitive documentation substantially in the form of the definitive agreements governing our existing indebtedness.  Such agreements will require us to make customary representatives and warranties as a condition to each borrowing.  As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes will bear interest at a rate of 15% per annum, payable in kind unless we elects to pay cash, and will be secured by a first lien on the same assets securing our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee is payable in connection with the Commitment Letter.

At January 2, 2010, our Senior Notes, having an aggregate principal amount of $168.3 million will mature in July 2011, and our Second Lien Notes, having an aggregate principal amount of approximately $140.8 million will mature in November 2011. In addition, our Third Lien Notes, having an aggregate principal amount of $524.1 million at January 2, 2010, will mature in December 2011.  The increase in payment in-kind interest rates on the Notes effective March 16, 2010 will increase the principal amount of this debt upon retirement. Our current cash reserves and cash generated from operations will not be sufficient to meet these payment obligations. We must consummate sales of our wireless spectrum assets yielding proceeds that are sufficient to retire this indebtedness. If we are unable to pay our debt at maturity, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court.

In 2010, we have capital expenditure needs associated with certain build-out or substantial service requirements. These requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. The renewal deadline and the substantial service build-out deadline for our domestic WCS spectrum is July 21, 2010. The substantial service deadline for EBS/BRS spectrum is May 1, 2011, however, most of our EBS leases require us to complete most build out activities in 2010, in advance of the FCC’s substantial service deadline.  We also have certain build-out requirements internationally through 2013, and failure to make those service demonstrations could also result in license forfeiture.  With respect to our domestic WCS spectrum we have entered into a third party arrangement pursuant to which the third party has agreed to meet our build-out requirements. However, at this time there can be no assurance that such party will be able to pay for the build out or complete its contractual requirements on time. Accordingly, we will seek to identify additional capital resources and personnel to enable us to perform such build-out obligations in the event such party is not able to perform. Our reliance on a third party to meet our substantial service requirements may subject us to risks of non-renewal in the event that such party does not perform its obligations and if we are unable to fund such obligations.

We believe that the completion of our asset divestiture and cost reduction actions, our current cash and cash equivalents, projected revenues and cash flows from our Multimedia segment, our ability to pay payment-in-kind interest in lieu of cash interest to the holders of our secured notes, our third party arrangements with respect to our domestic WCS spectrum build-out requirements, and access to $25.0 million of additional incremental Senior Notes will allow us to meet our estimated operational cash requirements at least through March 2011. Should we be unable to achieve the revenues and/or cash flows through March 2011 as contemplated in our current operating plan, or if we were to incur significant unanticipated expenditures in excess of our available asset sale and incremental Senior Notes proceeds, including in respect of our performance of the WCS build-out, or we are unable to draw funds under the Commitment Letter, we will seek to identify additional capital resources including the use of our remaining $10.0 million of incremental Second Lien Notes debt basket and will implement certain additional actions to reduce our working capital requirements including staff reductions.

Our long term operating success will depend on our ability to execute our divestiture programs in a timely manner so as to meet our debt payment requirements, to successfully build-out and develop our wireless spectrum portfolio in a timely manner, and to obtain favorable cash flow from the growth and market penetration of our PacketVideo subsidiary, to the extent we retain our remaining interest in this subsidiary.

The following table presents working capital, cash and cash equivalents:
(in millions)	January 2, 2010	December 27, 2008	Increase (Decrease)
Working capital (deficit)	$(8.0)	$21.2	$(29.2)
Cash and cash equivalents – continuing operations	20.2	60.7	(40.5)
Cash and cash equivalents – discontinued operations	0.3	0.8	(0.5)
Total cash and cash equivalents	$20.5	$61.5	$(41.0)

Uses of Cash and Cash Equivalents

The following table presents our utilization of cash and cash equivalents for the two fiscal years ended January 2, 2010:
	Years Ended
(in millions)	January 2, 2010	December 27, 2008
Beginning cash and cash equivalents	$61.5	$166.7
Net operating cash used by continuing operations	(50.2)	(89.5)
Proceeds from the sale of noncontrolling interest in PacketVideo	45.5	—
Proceeds from the sale of wireless spectrum licenses	26.4	145.5
Proceeds from long-term obligations, net of issuance costs	13.5	109.0
Decrease in restricted cash	—	52.5
Payments on long-term obligations, excluding wireless spectrum lease obligations	(61.4)	(138.5)
Cash paid for acquisition of wireless spectrum licenses and subsequent lease obligations	(1.1)	(8.0)
Purchases of property and equipment	(1.9)	(2.8)
Cash paid for business combinations, net of cash acquired	—	(0.3)
Other, net	1.0	(3.3)
Net operating, investing and financing cash used by discontinued operations	(12.8)	(169.8)
Ending cash and cash equivalents	20.5	61.5
Less: ending cash and cash equivalents - discontinued operations	(0.3)	(0.8)
Ending cash and cash equivalents - continuing operations	$20.2	$60.7

Significant Investing and Financing Activities During 2009

During 2009, we completed sales of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $26.4 million, and recognized gains on the sales totaling $2.7 million. The net proceeds from the sales received after July 15, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 102% of the principal amount thereof plus accrued interest and net proceeds received prior to July 16, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

During 2009 we issued additional Second Lien Notes due 2010 in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Notes were issued with an original issuance discount of 5% resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.5 million to be used solely in connection with the ordinary course operations of our business and not for any acquisition of assets or businesses or other uses.

During 2009 we sold a 35% noncontrolling interest in our PacketVideo subsidiary to DOCOMO for $45.5 million. The net proceeds from this transaction were used in July 2009 to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

During 2009 we sold certain of our owned Semiconductor business patents and patent applications to Wi-Lan Inc, a Canadian intellectual property company, for a cash payment of $2.5 million and recognized $2.5 million as a gain from business divestitures during 2009.

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

For post launch hosting arrangements, revenue is recognized on a pro rata basis based on the term of the contract.

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

Wireless Spectrum Licenses

We capitalize as intangible assets wireless spectrum licenses that we acquire from third parties or through government auctions. For wireless spectrum licenses purchased directly from third parties or through spectrum auctions, the cost basis of the wireless spectrum asset includes the purchase price paid for the license at the time of acquisition plus legal costs incurred to acquire the license. For wireless spectrum licenses acquired through a business combination or through the acquisition of a business where the assets of the business are comprised almost entirely of wireless spectrum, the cost basis of the wireless spectrum asset is determined through an allocation of the total purchase price to the tangible and identifiable intangible assets and liabilities of the acquired business or asset(s) and includes any deferred tax liabilities determined in accordance with accounting provisions for acquired temporary differences in certain purchase transactions that are not accounted for as business combinations. For leased wireless spectrum rights, the asset and related liability are recorded at the net present value of future cash outflows using our incremental borrowing rate at the time of acquisition.

We have determined that certain of our wireless spectrum licenses meet the definition of indefinite-lived intangible assets because the licenses are either perpetual or may be renewed periodically for a nominal fee, provided that we continue to meet the service and geographic coverage provisions. We have also determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these wireless spectrum licenses. As of January 2, 2010, indefinite-lived wireless spectrum licenses that are not held for sale and that are not subject to amortization totaled $340.2 million.

Wireless spectrum licenses for which we have acquired lease rights from third parties are considered to have finite lives. The wireless license asset is then amortized over the contractual life of the lease. We have also acquired the rights to wireless spectrum licenses in Europe where the renewal terms are not yet well established. We amortize these assets on a straight-line basis over the initial license period. Amortization expense on wireless spectrum licenses is charged to general and administrative expense. As of January 2, 2010, amortized wireless spectrum licenses, net of accumulated amortization, that are not held for sale totaled $69.0 million.

During the year ended January 2, 2010, our wireless spectrum licenses, net, decreased by $83.1 million, which was primarily due to the sale of AWS and German spectrum licenses with a cost basis of $24.8 million, impairments of our domestic, European and Chilean wireless spectrum licenses totaling $55.7 million and amortization expense of $8.6 million, offset by the effect of fluctuations in exchange rates of $6.0 million.

Valuation of Goodwill

We perform an annual review for impairment, or more frequently if impairment indicators arise. Goodwill is considered to be impaired if we determine that the carrying value of the goodwill exceeds its fair value.

We test goodwill for impairment annually on the first day of our fiscal fourth quarter at a reporting unit level using a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we then perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We determined that our reporting units are one level below our identified operating segments because discrete financial information is available.

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

At October 2009, the substantial majority of our goodwill of continuing operations primarily resided in our PacketVideo reporting unit. For our 2009 annual impairment assessment, the discounted cash flows used to estimate fair value of the PacketVideo reporting unit were based on discrete financial forecasts of future operating results over the upcoming five years that were developed by management for planning purposes. Cash flows beyond these periods were estimated using a terminal growth rate of 5%. The future cash flows were discounted to present value using a discount rate of 16.8%. Based on the analysis, we concluded that our goodwill was not impaired. We cannot assure you that the underlying assumptions used to forecast the cash flows will materialize as estimated. For example, if our projections of unit sales growth and increased market penetration of mobile subscriber services by PacketVideo’s customer base do not materialize, the fair value of our PacketVideo reporting unit may fall below its carrying value. Therefore, we cannot assure you that when we complete future reviews of our goodwill for impairment that a material impairment charge will not be recorded.

Valuation of Indefinite-Lived Intangible Assets

We perform an annual review for impairment of amortization of our indefinite-lived intangible assets, or more frequently if impairment indicators arise. Indefinite-lived intangible assets are considered to be impaired if we determine that the carrying value of the asset exceeds its fair value.

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

We determined the fair value of our wireless spectrum licenses utilizing both a market approach and an income approach. Under the market approach, we determined fair value through an analysis of sales and offerings of comparable assets, including the sales of our AWS licenses during 2009 and FCC auctions of similar wireless spectrum. Sales and offering prices for the comparable assets are adjusted to reflect differences between our wireless spectrum licenses and the comparable assets, such as location, time and terms of sale, use and utility, trends in technology and consumer demand, and regulatory issues, that may potentially affect the value of our wireless spectrum.

Under the income approach, we determined fair value utilizing a discounted cash flow model which measures fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted to reflect the degree of risk inherent in an investment in the asset and achieving the projected cash flows. A weighted average cost of capital of a market participant is used as the discount rate. The residual value is generally determined by applying a constant terminal growth rate to the estimated net cash flows at the end of the projection period. The projected cash flows, market penetration rate, terminal growth rate and weighted average cost of capital used in the model assume a new entrant in the market and the associated network build-out requirements. The discounted cash flow model assumed a discount rate of 19%, which represents the weighted-average cost of capital of a market participant plus an additional discount for risks specific to our domestic wireless spectrum, and a terminal growth rate of 3%. A hypothetical 100 basis point increase in the discount rate and 300 basis point decrease in the terminal growth rate would not have caused the fair value of our indefinite-lived wireless spectrum licenses to fall below their carrying value.

Of our indefinite-lived wireless spectrum licenses at January 2, 2010, $334.0 million represents the carrying value of domestic WCS spectrum licenses. Wireless devices utilizing WCS spectrum are currently susceptible to interference from SDARS. The FCC is considering a proposal to permanently authorize terrestrial repeaters for SDARS operations adjacent to the C and D blocks of the WCS band. Permanently authorizing SDARS repeaters adjacent to the WCS band could cause interference to WCS, BRS and EBS receivers although the extent of the interference from SDARS repeaters is unclear. In our determination of the fair value of our WCS spectrum licenses, we assumed a favorable outcome to this matter as we believe it is the most reasonably likely result of the FCC proceedings. Were we to receive an unfavorable ruling from the FCC, the fair value of our WCS spectrum licenses would be negatively impacted and there can be no assurance that we would be able to recover their carrying value.

Through our continued efforts to sell our remaining domestic spectrum licenses and our wireless spectrum licenses in Europe and Chile during 2009, we determined that the carrying value of certain of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses. Accordingly, during 2009, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Chile to their estimated fair value and recognized asset impairment charges of $55.7 million.  During the year ended January 2, 2010, $20.9 million was reclassified to the loss on business divestitures reported in discontinued operations, $9.3 million is reported in continuing operations and $25.5 million is reported in discontinued operations.

At January 2, 2010, the aggregate carrying value of our other indefinite-lived intangible assets held by continuing operations, which consist of purchased tradenames and trademarks, was $2.4 million. For our 2009 annual impairment assessment of other indefinite-lived intangible assets, we primarily determined fair value under an income approach that utilizes a discounted cash flow model. The discounted cash flows used to estimate fair value were based on discrete financial forecasts of five years future operating results over the upcoming five years that were developed by management for planning purposes. Cash flows beyond these periods were estimated using a terminal growth rate of 5%. The future cash flows were discounted to present value using a discount rate of 16.8%. Based on this analysis, we concluded that our other indefinite-lived intangible assets were not impaired.

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

In connection with the implementation of our global restructuring initiative, we reviewed our long-lived assets for impairment and determined that indicators of impairment were present for the long-lived assets in our Networks and Semiconductor segments as well as certain other long-lived assets. Accordingly, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.

Included in the long-lived assets of our Networks segment, which is included in discontinued operations, is an office building we own in Nevada that we are actively marketing for sale through a national brokerage firm. In June 2008, we classified the building as an asset held for sale and ceased depreciating this asset.

For the long-lived asset recoverability assessment performed during 2009, the undiscounted cash flows used to estimate the recoverability of the asset carrying values were based on the estimated future net cash flows to be generated from the sale of the assets, less estimated costs to sell. Based on this analysis, we concluded that our long-lived assets were not impaired.

Valuation of Share-Based Awards

We account for the grant of employee share-based awards under share-based payments accounting provisions, whereby we estimate the fair value of our share-based stock awards on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of certain input variables, as follows:

Expected Volatility. Volatility is a measure of the amount the stock price will fluctuate during the expected life of an award. For share-based awards issued to acquire shares of NextWave common stock we determine expected volatility based primarily on our historical stock price volatility.  For share-based awards issued to acquire shares of PacketVideo common stock we determine expected volatility based primarily on an average of PacketVideo’s peer companies’ expected stock price volatilities due to lack of trading history of PacketVideo common stock.

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

Expected Award Life. For share-based awards issued to acquire shares of NextWave common stock, we determine the expected award life based on our historical experience and the expected award lives applied by certain of our peer companies to determine the expected life of each grant.  Because PacketVideo has a limited history of stock option exercises, we determine the expected award life of each grant for PacketVideo common share-based awards based primarily on the “simplified method” described in accounting guidance for share-based payments, and the expected award lives applied by certain of PacketVideo’s peer companies.

At the date of grant, we also estimate the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”), and revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on industry and employee turnover data as well as an historical pre-vesting forfeitures occurring over the previous year. Under the true-up accounting provisions for share-based payments, we recognize share-based compensation expense if the actual forfeiture rate is lower than estimated and a recovery of previously recognized share-based compensation expense if the actual forfeiture rate is higher than estimated.

We believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes option-pricing model, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with share-based payment accounting provisions, using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer and willing seller market transaction. If factors change and we employ different assumptions in future periods than those currently applied, the share-based compensation expense that we recognize in the future may differ significantly from what we have reported historically.

Wireless Spectrum Held for Sale

We anticipate that certain of our remaining wireless spectrum licenses will be sold within the next twelve months. Accordingly, at January 2, 2010, we classified these wireless spectrum holdings with a carrying value of $62.9 million as assets held for sale, and, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing these assets. Any net proceeds from these sales will be used to redeem a portion of the Senior Notes. Additionally, at January 2, 2010, we classified $62.9 million of the long term obligations as current obligations based on our estimated repayment obligation upon the sale of our Held for Sale assets as required by the Senior Notes, Second Lien Notes, and Third Lien Notes.

Fair Value Measurements

We determine the fair value measurements of the applicable assets and liabilities based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following summarizes the assets and liabilities that we measure at fair value on a recurring basis and the assets and liabilities that we measured at fair value on a nonrecurring basis during the period and their respective input levels based on the fair value hierarchy.

Auction Rate Securities. With the liquidity issues experienced in the global credit and capital markets, auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, our auction rate securities are currently not liquid. Accordingly, at January 2, 2010, we estimated the fair value of our auction rate securities, which we have classified as trading securities under debt and equity securities accounting guidance, using a discounted cash flow model (Level 3 inputs), which measures fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities utilized a discount rate of 2.5%, which represents an estimated market rate of return and an estimated period until sale and/or successful auction of the security of one year. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty.  The discounted cash flow model used to measure the fair value of our auction rate securities is sensitive to fluctuations in the discount rate and estimated recover period assumptions. For instance, a 100 basis point fluctuation in the discount rate would result in an approximately $0.8 million change in fair value, and a 2-year fluctuation in the recovery period would result in an approximately $1.1 million change in fair value.

Auction Rate Securities Rights. Our auction rate securities rights allow us to sell our auction rate securities at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. We have elected to measure the fair value of the auction rate securities rights under financial instruments accounting guidance, which we believe will mitigate volatility in our reported earnings due to the inverse relationship between the fair value of the auction rate securities rights and the underlying auction rate securities. At January 2, 2010, we estimated the fair value of our auction rate securities rights using a discounted cash flow model, similar to the auction rate securities (Level 3 inputs). The discounted cash flow model utilized a discount rate of 1.0% and an estimated period until recovery of less than one year, which represents the period until the earliest date that we can exercise our auction rate securities rights.

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

Wireless Spectrum Licenses. Through our continued efforts to sell our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Europe and Latin America, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses. We estimated the fair value of these wireless spectrum licenses based on advanced negotiations and submitted bids from third parties for the purchase of the licenses (Level 2 Inputs). Accordingly, during the year ended January 2, 2010, we wrote-down the carrying value of our domestic AWS spectrum licenses and our wireless spectrum licenses in Europe and Latin America to their estimated fair value and recognized asset impairment charges of asset impairment charges of $55.7 million, of which $20.9 million was reclassified to the loss on business divestitures reported in discontinued operations, $9.3 million is reported in continuing operations and $25.5 million is reported in discontinued operations.

Property and Equipment, Net. In connection with the implementation of our global restructuring initiative, we continue to review our long-lived assets for impairment and, during the year ended January 2, 2010, determined that indicators of impairment were present for the long-lived assets in our Semiconductor segment as well as certain other long-lived assets. Accordingly, based on the accounting guidance for impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition (Level 3 inputs). Based on the impairment assessment performed, we determined that the carrying value of our property and equipment exceeded its estimated fair value and accordingly we recognized asset impairment charges of $9.5 million, of which $5.2 million was reclassified to the loss on business divestitures reported in discontinued operations, $4.1 million is reported as asset impairment charges in discontinued operations and $0.2 million is reported as asset impairment charges in continuing operations.

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

Litigation
On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.,” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, between November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice and permitted the lead plaintiff 21 days from the date of the Order to file an Amended Complaint.  On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint. NextWave intends to file a Motion to Dismiss in response, but at this time there can be no assurance as to the ultimate outcome of this litigation.

We were notified on July 11, 2008 that the former stockholders of GO Networks filed a demand for arbitration in connection with the February 2008 milestone. In the demand, the stockholder representative claimed that we owed compensation to the former stockholders of GO Networks on the basis of GO Networks purportedly having partially achieved the February 2008 milestone under the acquisition agreement. The stockholder representative sought damages of $10.4 million. Further, on December 5, 2008, the stockholder representative amended his demand and added claims pertaining to the August 2008 milestone. In the claims, the stockholder representative asserted, among other claims, that we acted in bad faith in a manner that prevented the achievement of the milestone, and he sought damages of $12.8 million in connection with these additional claims. We disputed that the February 2008 milestone has been met and denied any wrongdoing with respect to the August 2008 milestone. In September 2009, the parties executed a settlement agreement and filed a notice dismissing the matter with prejudice.  On October 5, 2009, the American Arbitration Association closed its file on the matter.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of January 2, 2010, other than the matters described above, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

Income Taxes

In accordance with accounting provision for uncertainty in income taxes, we apply a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We also determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. We did not have any unrecognized tax benefits or related accrued interest or penalties as of January 2, 2010.

Contractual Obligations

The following table summarizes our cash contractual obligations for continuing and discontinued operations at January 2, 2010 as well as significant changes to cash contractual obligations entered into subsequent to that date, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Fiscal Year Period
(in thousands)	Total	2010	Years 2011-2012	Years 2013-2014	Years 2015 and Thereafter
Continuing Operations:
Long-term obligations(1)(2)	$898,249	$77,199	$791,125	$8,420	$21,505
Services and other purchase agreements	14,342	3,746	2,316	—	8,280
Operating leases	5,400	1,490	2,259	1,187	464
Other(3)	250	250	—	—	—
	918,241	82,685	795,700	9,607	30,249
Discontinued Operations:
Long-term obligations	4,205	—	—	2,733	1,472
Operating leases	391	84	152	136	19
	4,596	84	152	2,869	1,491
Total	$922,837	$82,769	$795,852	$12,476	$31,740

(1)
Amounts presented do not include cash interest payments on the Senior Notes or the future issuance of additional Senior Notes, Second Lien Notes and Third Lien Notes in payment of interest. Except for the Priority Notes, we have assumed that the remaining principal balance of the Senior Notes as well as the Second Lien Notes and Third Lien Notes will not be repaid until their respective maturity dates.

(2)
 On March 16, 2010 we entered into the Amendment and Waiver of our Senior Note, Second Lien Note and Third Lien Note agreements. The Amendment and Waiver: extends the maturity of the Senior Notes to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met; extends the maturity of the Second Lien Notes to November 30, 2011; increases the interest payable on the Senior Notes and Second Lien Notes to a rate of 15% per annum beginning March 16, 2010; increases the interest payable on the Third Lien Notes to a rate of 12% per annum beginning March 16, 2010, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%; provides that all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest; permits the incurrence of the Senior Incremental Notes of up to $25.0 million; reduces the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million; provides for the payment of the Priority Notes; upon repayment in full of the Priority Notes, permits us to retain up to $37.5 million for general working capital purposes and permitted investments, subject to reduction in the amount of any net proceeds from the issuance of Senior Incremental Notes; and, eliminates the redemption premium on all Notes.

As an inducement to the Holders to enter into the Amendment and Waiver, we agreed to pay an amendment fee to each Holder through the issuance of the Fee Notes under the respective Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes as of March 16, 2010. The Fee Notes will be payable by the issuance of approximately $4.3 million in Senior Notes, $3.6 million in Second Lien Notes and $13.3 million in Third Lien Notes and will accrue interest and become payable in accordance with the terms of the Note Agreements and are otherwise Notes for all purposes and subject to all terms, conditions and obligations of the Note Agreements.

(3)	As of January 2, 2010 we have accrued for $0.3 million in cash expected to be paid in March 2010 to the selling shareholders of GO Networks, as a result of an arbitration settlement.

Off-Balance Sheet Arrangements and Related Party Transactions

In connection with the March 16, 2010 Amendment and Waiver, we entered into the Commitment Letter with Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors (“Solus”), to provide up to $25.0 million in additional financing through the purchase of the Senior Incremental Notes.  Avenue Capital Management II, L.P., is an affiliate of Avenue Capital. Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. As of January 2, 2010, Avenue Capital and its affiliates beneficially owned shares representing approximately 36.1% of our issued and outstanding common stock, approximately $82.3 million, or 51.1% of the aggregate principal amount of our Senior Notes, approximately $93.9 million, or 78.1% of the aggregate principal amount of our Second Lien Notes and approximately $134.7 million, or 28.2% of the aggregate principal amount of our Third Lien Notes.  As of January 2, 2010, Solus beneficially owned shares representing approximately 9.9% of our issued and outstanding common stock, approximately $27.3 million, or 16.9% of the aggregate principal amount of our Senior Lien Notes, approximately $27.3 million, or 21.9% of the aggregate principal amount of our Second Lien Notes and approximately $55.2 million, or 11.5% of the aggregate principal amount of our Third Lien Notes.  The terms of the Commitment Letter provide that we will be entitled to borrow up to $25.0 million in one or more borrowings after March 16, 2010 but prior to July 31, 2010, upon 10 business days notice.  As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes will bear interest at a rate of 15% per annum, payable in kind unless we elect to pay cash, and will be secured by a first lien on the same assets securing the our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee is payable in connection with the Commitment Letter.

As consideration for the Amendment and Waiver, we paid an amendment fee to each of Avenue Capital, Solus, Douglas F. Manchester, a member of our Board of Directors and Navation, Inc. (“Navation”), an entity owned by Allen Salmasi, our Chairman, through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such holder’s existing Notes as of March 16, 2010.  The Fee Notes were paid on March 16, 2010 by the issuance of Senior Notes, Second Lien Notes and Third Lien Notes to Avenue Capital, Solus, Mr. Manchester and Navation, and will accrue interest and become payable in accordance with the terms of the respective Note Agreements.  Avenue Capital received $2.3 million in Senior Notes, $2.8 million in Second Lien Notes and $3.8 million in Third Lien Notes.  Solus received $0.7 million in Senior Notes, $0.8 million in Second Lien Notes and $1.5 million in Third Lien Notes.  Mr. Manchester and Navation each received $1.9 million in Third Lien Notes.  The transactions contemplated by the Amendment and Waiver and the Commitment Letter were approved and recommended to our Board of Directors by an independent committee consisting of members of the Board of Directors who do not have any direct or indirect economic interest in the Notes.

In July 2009, we issued additional Second Lien Notes due 2010 in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Purchaser was Avenue AIV US, L.P., an affiliate of Avenue Capital. In connection with the issuance of the Incremental Notes in July 2009, we issued warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share to the purchaser of the Incremental Notes. The grant-date fair value of the warrants, which totaled $3.5 million, was recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes, and is recognized as additional interest expense over the remaining term of the Second Lien Notes. During the year ended January 2, 2010 Avenue AIV US, L.P. exercised all of these warrants to purchase 7.4 million shares of common stock for 0.1 million net common shares withheld.

Under the terms of the purchase agreements for our Senior Notes and Second Lien Notes, we were required to enter into binding agreements to effect asset sales generating net proceeds of at least $350 million no later than March 31, 2009 and consummate such sales no later than six months following execution of such agreements, unless closing is delayed solely due to receipt of pending regulatory approvals (the “Asset Sale Condition”). We did not meet the Asset Sale Condition. As a result, pursuant to the terms of the note purchase agreements, the interest rate on the Senior Notes increased by 200 basis points effective March 31, 2009 and, on April 8, 2009, we issued additional warrants to purchase an aggregate of 10.0 million shares of our common stock at an exercise price of $0.01 per share to the purchasers of the Second Lien Notes. Of the warrants issued, 7.5 million were issued to Avenue AIV US, L.P. The grant-date fair value of the warrants, which totaled $1.7 million, was recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes, and is recognized as additional interest expense over the remaining term of the Second Lien Notes. During the year ended January 2, 2010 Avenue AIV US, L.P. exercised all of these warrants to purchase 7.4 million shares of common stock for 0.1 million net common shares withheld.

Of the Second Lien Notes issued in October 2008, Second Lien Notes in the aggregate principal amount of $78.9 million were purchased by Avenue AIV US, L.P. The issuance of the Second Lien Notes and related transactions were approved by an independent committee of our Board of Directors. Additionally, in connection with the Second Lien Notes issuance, we issued warrants to purchase of 30.0 million shares of our common stock and paid $5.6 million in fees to Avenue AIV US, L.P. During the year ended January 2, 2010 Avenue AIV US, L.P. exercised all of these warrants to purchase 29.4 million shares of common stock for 0.6 million net common shares withheld.

Of our Series A Preferred Stock issued and sold in March 2007, 14%, 14% and 28% of the shares were sold respectively, to Navation, Manchester Financial Group and affiliates of Avenue Capital. These parties also participated on a pro rata basis in the exchange of our Series A Preferred Stock for the Third Lien Notes in November 2008, which was approved by an independent committee of our Board of Directors.

In November 2009, we sold the majority of the assets and liabilities of our Inquam Broadband GmbH subsidiary (“IBG”) to Inquam Holding GmbH (“IHG”), a new limited liability company formed by the former managing director of IBG, for a nominal amount and recognized a $21.4 million net loss from business divestitures.  In connection with the sale in November 2009, we entered into various ancillary transitional agreements with IHG, none of which are material to us.  Upon closing of the sale, we have no remaining obligations to provide financing to support the ongoing operations of IHG.  Also, in connection with the sale, we entered into an earn out agreement with IHG that provides for payment to us upon the occurrence of specified liquidity event, which includes the sale, lease or contribution of assets to certain third parties, distribution of profits or sale of equity in IHG.  We will continue to receive earn out payments until exhaustion of all specified liquidity events.

On July 2, 2009, we sold a 35% noncontrolling interest in our PacketVideo subsidiary to NTT DOCOMO, Inc. (“DOCOMO”), a customer of PacketVideo, for $45.5 million. PacketVideo sells a version of its multimedia player to DOCOMO for installation into DOCOMO handset models.Under the terms of the Stock Purchase Agreement, DOCOMO was granted certain rights in the event of future transfers of PacketVideo stock or assets, preemptive rights in the event of certain issuances of PacketVideo stock, and a call option exercisable under certain conditions to purchase the remaining shares of PacketVideo at the then current fair value. In addition, DOCOMO will have certain governance and consent rights applicable to the operations of PacketVideo. In order to facilitate the DOCOMO investment, NextWave’s noteholders provided certain waivers, including a release of PacketVideo’s guaranty of NextWave indebtedness. From the date of sale of the noncontrolling interest in July 2009 through January 2, 2010, PacketVideo recognized $9.5 million and $0.5 million in related party revenues and cost of revenues, respectively, from DOCOMO in the consolidated statements of operations.

We sold a controlling interest in our IPWireless subsidiary in December 2008 and sold the remaining noncontrolling interest in November 2009 to IPW Holdings and an affiliate of IPW Holdings. IPW Holdings was formed by the senior management team of IPWireless, including Dr. William Jones, PhD. Dr. Jones resigned from his positions as a member of our board of directors and the chief executive officer of our NextWave Networks Products division concurrent with the closing of the sale. The terms of the sale were approved by an independent committee of our board of directors, which was advised by financial advisors in connection with the structure of the transaction and the fairness of the consideration. We received cash payments totaling $1.0 million and $1.1 million during the years ended January 2, 2010 and December 27, 2008, respectively, in connection with these transactions.

As of January 2, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In August 2009, the FASB issued an ASU that provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques that use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or other valuation techniques that are consistent with the accounting principles, including an income approach or a market approach. Adoption of this updated accounting guidance during our fourth quarter of 2009 did not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued amended accounting guidance for noncontrolling interests in consolidated financial statements. The amended accounting guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The amended accounting guidance also establishes presentation and disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Our adoption of the amended accounting guidance in 2009 did not have a material impact on our consolidated financial statements.  Our adoption of the presentation and disclosure requirements has been applied on a retrospective basis for all periods presented in the consolidated financial statements and notes thereto.

Item 8. Financial Statements and Exhibits

Index to Consolidated Financial Statements
Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets as of January 2, 2010 and December 27, 2008	57
Consolidated Statements of Operations for the Two Fiscal Years Ended January 2, 2010	58
Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Two Fiscal Years Ended January 2, 2010	59
Consolidated Statements of Cash Flows for the Two Fiscal Years Ended January 2, 2010	60
Notes to Consolidated Financial Statements	61

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
NextWave Wireless Inc.

We have audited the accompanying consolidated balance sheets of NextWave Wireless Inc. as of January 2, 2010 and December 27, 2008, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two fiscal years in the period ended January 2, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NextWave Wireless Inc. at January 2, 2010 and December 27, 2008, and the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

San Diego, California
April 1, 2010

NEXTWAVE WIRELESS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
	January 2, 2010	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$20,157	$60,720
Restricted cash and marketable securities	24,477	24,870
Accounts receivable, net of allowance for doubtful accounts of $23 and $95 at January 2, 2010 and December 27, 2008, respectively	5,115	4,530
Wireless spectrum licenses held for sale	62,868	112,741
Deferred contract costs	1,632	2,785
Prepaid expenses and other current assets	4,467	2,847
Current assets of discontinued operations	9,520	24,956
Total current assets	128,236	233,449
Wireless spectrum licenses, net – continuing operations	409,156	415,707
Wireless spectrum licenses, net – discontinued operations	—	26,708
Goodwill	38,899	38,653
Other intangible assets, net	14,674	18,933
Property and equipment, net	3,729	4,091
Other assets, including assets measured at fair value of $1,227 and $4,210 at January 2, 2010 and December 27, 2008, respectively	8,096	19,845
Noncurrent assets of discontinued operations	—	124
Total assets	$602,790	$757,510
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,952	$7,343
Accrued expenses	13,358	24,668
Current portion of long-term obligations	86,154	136,567
Deferred revenue	4,786	17,378
Deferred revenue – related party	6,797	—
Other current liabilities	10,803	1,890
Current liabilities of discontinued operations	12,383	24,387
Total current liabilities	136,233	212,233
Deferred income tax liabilities	89,701	89,062
Long-term obligations, net of current portion	641,950	496,297
Other liabilities	10,563	16,034
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 157,037 and 103,092 shares issued and outstanding at January 2, 2010 and December 27, 2008, respectively	157	103
Additional paid-in-capital	884,321	838,865
Accumulated other comprehensive income	14,437	5,255
Accumulated deficit	(1,190,520)	(900,339)
Stockholders’ deficit attributed to NextWave	(291,605)	(56,116)
Noncontrolling interest in subsidiary	15,948	—
Total stockholders’ deficit	(275,657)	(56,116)
Total liabilities and stockholders’ deficit	$602,790	$757,510

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Years Ended
	January 2, 2010	December 27, 2008
Revenues	$50,693	$63,009
Revenues – related party	9,537	—
Total revenues	60,230	63,009
Operating expenses:
Cost of revenues	21,735	18,819
Cost of revenues – related party	468	—
Engineering, research and development	21,923	27,762
Sales and marketing	8,832	12,597
General and administrative	44,426	62,249
Asset impairment charges	9,550	6,837
Restructuring charges	3,841	7,582
Total operating expenses	110,775	135,846
Gain on sale of wireless spectrum licenses	2,664	70,283
Loss from operations	(47,881)	(2,554)
Other income (expense):
Interest income	473	3,048
Interest expense	(164,151)	(99,338)
Other income (expense), net	(8,715)	(2,314)
Total other income (expense), net	(172,393)	(98,604)
Loss from continuing operations before income taxes	(220,274)	(101,158)
Income tax benefit	100	1,777
Net loss from continuing operations	(220,174)	(99,381)
Loss from discontinued operations, net of losses on divestiture of discontinued operations of $22,643 and $118,360 and income tax benefits of $171 and $2,883, respectively	(70,111)	(329,876)
Net loss	(290,285)	(429,257)
Add net loss attributed to noncontrolling interest in subsidiaries – continuing operations	104	—
Net loss attributed to NextWave	$(290,181)	$(429,257)
Amounts attributed to NextWave common shares:
Loss from continuing operations, net of tax	$(220,070)	$(99,381)
Less: Preferred stock imputed dividends	—	(22,769)
Accretion of issuance costs on preferred stock	—	(230)
Exchange of Series A Preferred Stock for Third Lien Notes	—	104,349
Loss from continuing operations, including preferred stock dividends, costs and exchange	(220,070)	(18,031)
Loss from discontinued operations, net of tax	(70,111)	(329,876)
Net loss attributed to NextWave common shares	$(290,181)	$(347,907)
Net loss per share attributed to NextWave common shares – basic and diluted:
Continuing operations, including preferred stock dividends, costs and exchange	$(1.40)	$(0.17)
Discontinued operations	(0.44)	(2.99)
Net loss	$(1.84)	$(3.16)
Weighted average shares used in per share calculation	157,742	110,224

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
	NextWave Shareholders
	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Compre- hensive	Accumulated	Stockholders’ Equity	Noncontrolling Interest in	Stockholders’ Equity	Compre- hensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)	Subsidiary	(Deficit)	Loss
Balance at December 29, 2007	355	$371,986	92,667	$93	$686,918	$12,836	$(471,082)	$228,765	$—	$228,765
Net shares issued as additional purchase consideration in acquisition of IPWireless	—	—	8,968	9	36,490	—	—	36,499	—	36,499
Shares issued under stock incentive plans	—	—	1,457	1	8,788	—	—	8,789	—	8,789
Share-based compensation expense	—	—	—	—	12,896	—	—	12,896	—	12,896
Imputed dividends on Series A Preferred Stock	—	22,769	—	—	(22,769)	—	—	(22,769)	—	(22,769)
Accretion of issuance costs on Series A Preferred Stock	—	230	—	—	(230)	—	—	(230)	—	(230)
Exchange of Series A Preferred Stock for Third Lien Notes	(355)	(394,985)	—	—	104,349	—	—	104,349	—	104,349
Fair value of warrants issued in connection with the issuance of Second Lien Notes	—	—	—	—	12,423	—	—	12,423	—	12,423
Unrealized net gains on marketable securities	—	—	—	—	—	9	—	9	—	9	$9
Foreign currency translation adjustment	—	—	—	—	—	(7,590)	—	(7,590)	—	(7,590)	(7,590)
Net loss	—	—	—	—	—	—	(429,257)	(429,257)	—	(429,257)	(429,257)
Balance at December 27, 2008	—	—	103,092	103	838,865	5,255	(900,339)	(56,116)	—	(56,116)	$(436,838)
Sale of noncontrolling interest in our PacketVideo subsidiary	—	—	—	—	30,954	—	—	30,954	15,072	46,026
Shares issued under stock incentive plans	—	—	1,238	1	425	—	—	426	—	426
Shares issued for warrants exercised	—	—	46,538	47	(47)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	5,136	—	—	5,136	778	5,914
Shares issued for achievement of IPWireless revenue milestones in 2007	—	—	3,669	4	1,611	—	—	1,615	—	1,615
Shares issued for arbitration settlement	—	—	2,500	2	2,198	—	—	2,200	—	2,200
Fair value of warrants issued in connection with the issuance of Second Lien Notes	—	—	—	—	5,179	—	—	5,179	—	5,179
Foreign currency translation adjustment	—	—	—	—	—	9,182	—	9,182	202	9,384	9,384
Net loss	—	—	—	—	—	—	(290,181)	(290,181)	(104)	(290,285)	(290,285)
Balance at January 2, 2010	—	$—	157,037	$157	$884,321	$14,437	$(1.190,520)	$(291,605)	$15,948	$(275,657)	$(280,901)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended
	January 2, 2010	December 27, 2008
OPERATING ACTIVITIES
Net loss	$(290,285)	$(429,257)
Loss from discontinued operations, net of tax	(70,111)	(329,876)
Loss from continuing operations	(220,174)	(99,381)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Amortization of intangible assets	12,053	12,327
Depreciation	1,823	5,286
Non-cash share-based compensation	5,409	5,069
Non-cash interest expense	153,762	46,934
Gain on sale of spectrum licenses	(2,664)	(70,283)
Asset impairment charges	9,550	6,837
Net (gains) losses incurred on strategic investment	(138)	1,392
Other non-cash adjustments	(311)	2,407
Changes in operating assets and liabilities:
Accounts receivable	(516)	1,915
Deferred contract costs	1,263	722
Prepaid expenses and other current assets	(1,618)	610
Other assets	2,373	76
Accounts payable and accrued liabilities	1,571	3,793
Deferred revenue	(6,412)	(7,512)
Other current liabilities	(6,141)	293
Net cash used in operating activities of continuing operations	(50,170)	(89,515)
INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	—	106,385
Proceeds from sales of marketable securities	—	115,672
Purchases of marketable securities	—	(112,167)
Proceeds from the sale of noncontrolling interest in PacketVideo to a related party	45,500	—
Proceeds from the sale of wireless spectrum licenses	26,423	145,522
Cash paid for business combinations, net of cash acquired	—	(268)
Payments for wireless spectrum licenses	—	(43)
Purchase of property and equipment	(1,925)	(2,826)
Other, net	(42)	(1,206)
Net cash provided by investing activities of continuing operations	69,956	251,069
FINANCING ACTIVITIES
Proceeds from long-term obligations, net of costs to issue	13,496	109,009
Net cash released from restricted cash account securing long-term obligations	—	52,487
Payments on long-term obligations	(62,456)	(146,434)
Proceeds from the sale of common shares	426	1,737
Net cash provided by (used in) financing activities of continuing operations	(48,534)	16,799
Cash used by discontinued operations:
Net cash used in operating activities of discontinued operations	(16,223)	(154,140)
Net cash provided by (used in) investing activities of discontinued operations	3,466	(14,933)
Net cash used in financing activities of discontinued operations	(88)	(752)
Net cash used by discontinued operations	(12,845)	(169,825)
Effect of foreign currency exchange rate changes on cash	588	(61)
Net increase (decrease) in cash and cash equivalents	(41,005)	8,467
Cash and cash equivalents, beginning of period	61,517	53,050
Cash and cash equivalents, end of period	20,512	61,517
Less cash and cash equivalents of discontinued operations, end of period	(355)	(797)
Cash and cash equivalents of continuing operations, end of period	$20,157	$60,720

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies and Significant Accounts

Description of Business

NextWave Wireless Inc. (together with its subsidiaries, “NextWave”, “we”, “our” or “us”) is a wireless technology company that develops, produces and markets mobile multimedia and consumer electronic connectivity products including device-embedded software for mobile handsets, client-server media platforms, media sharing software for consumer electronics and pocket-sized mobile broadcast receivers, and manages and maintains worldwide wireless spectrum licenses. Our customers include many of the world’s largest mobile handset manufacturers and wireless service providers.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We generated net losses attributable to NextWave of $290.2 million and $429.3 million for the years ended January 2, 2010 and December 27, 2008, respectively, and have an accumulated deficit of $1.2 billion at January 2, 2010. We used cash from operating activities of our continuing operations of $50.2 million and $89.5 million during the years ended January 2, 2010 and December 27, 2008, respectively. Our total unrestricted cash and cash equivalents held by continuing operations at January 2, 2010 totaled $20.2 million. We had net working capital deficit of $8.0 million at January 2, 2010.

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from our issuance of our 7% Senior Secured Notes (the “Senior Notes”) in July 2006, the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) in March 2007, which, in October 2008, we exchanged for Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”) in the aggregate principal amount of $478.3 million, and the net proceeds of $101.0 million from our issuance of Senior Subordinated Secured Second Lien Notes (the “Second Lien Notes”) in October 2008 and July 2009. We did not receive any proceeds from the issuance of the Third Lien Notes.

Effective as of March 16, 2010, we entered into an Amendment and Limited Waiver (the “Amendment and Waiver”) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes.  Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes.  In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011.  As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  After giving effect to the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated.  In addition, under the Amendment and Waiver, we will be entitled to incur additional indebtedness under the Senior Notes up to an aggregate principal amount of $25.0 million (and any increases due to the payment in kind of interest thereon).  The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5 million to $1 million and, after payment in full of certain designated Senior Notes with an aggregate principal amount of $51.6 million at January 2, 2010, permits us to retain up to $37.5 million for general working capital purposes and permitted investments, subject to reduction in the amount of any net proceeds from the issuance of additional Senior Notes pursuant to the $25.0 million in additional financing described below. As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes.

In connection with the Amendment and Waiver, we entered into a binding commitment letter (the “Commitment Letter”) with Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors, to provide up to $25 million in additional financing through the purchase of additional Senior Notes (the “Senior Incremental Notes”).   The terms of the Commitment Letter provide that we will be entitled to borrow up to $25 million in one or more borrowings after March 16, 2010 but prior to July 31, 2010, upon 10 business days notice and subject to the execution of definitive documentation substantially in the form of the definitive agreements governing our existing indebtedness.  Such agreements will require us to make customary representatives and warranties as a condition to each borrowing.  As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes will bear interest at a rate of 15% per annum, payable in kind unless we elects to pay cash, and will be secured by a first lien on the same assets securing our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee is payable in connection with the Commitment Letter.

On April 1, 2009, we obtained an amendment and waiver from the holders of our Senior Notes, Second Lien Notes, and Third Lien Notes that waived certain events of default relating to timely delivery of a new operating budget, permits us to issue up to

$25 million of indebtedness on a pari passu basis with our Second Lien Notes, and allows us to pay certain holders of our Senior Notes payment-in-kind interest at a rate of 14% through March 16, 2010. As of January 2, 2010, we have accrued for $14.1 million in payment-in-kind interest which has been added to the outstanding principal balance of our Senior Notes in the consolidated balance sheet.

On July 2, 2009, we issued additional Second Lien Notes due 2010 (the “Second Lien Incremental Notes”) in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Second Lien Incremental Notes were issued with an original issuance discount of 5% resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.5 million to be used solely in connection with the ordinary course of operations of our business and not for any acquisition of assets or businesses or other uses. The purchaser of the Second Lien Incremental Notes was Avenue AIV US, L.P., an affiliate of Avenue Capital Management II, L.P. (“Avenue Capital”). Robert Symington, a Senior Portfolio Manager with Avenue Capital, is a member of our Board of Directors. In July 2009, we issued warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share to the purchaser of the Second Lien Incremental Notes. The warrants are exercisable at any time from the date of issuance until June 2012.

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

In 2010, we have capital expenditure needs associated with certain build-out or substantial service requirements. These requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. The renewal deadline and the substantial service build-out deadline for our domestic WCS spectrum is July 21, 2010. The substantial service deadline for EBS/BRS spectrum is May 1, 2011; however, most of our EBS leases require us to complete most build out activities in 2010, in advance of the FCC’s substantial service deadline.  We also have certain build-out requirements internationally through 2013, and failure to make those service demonstrations could also result in license forfeiture.  With respect to our domestic WCS spectrum we have entered into a third party arrangement pursuant to which the third party has agreed to meet our build-out requirements. However, at this time there can be no assurance that such party will be able to pay for the build out or complete its contractual requirements on time. Accordingly, we will seek to identify additional capital resources and personnel to enable us to perform such build-out obligations in the event such party is not able to perform. Our reliance on a third party to meet our substantial service requirements may subject us to risks of non-renewal in the event that such party does not perform its obligations and if we are unable to fund such obligations.

We believe that the completion of our asset divestiture and cost reduction actions, our current cash and cash equivalents, projected revenues and cash flows from our Multimedia segment, our ability to pay payment-in-kind interest in lieu of cash interest to the holders of our secured notes, our third party arrangements with respect to our domestic WCS spectrum build-out requirements, and access to $25.0 million of additional incremental Senior Notes will allow us to meet our estimated operational cash requirements at least through March 2011.  Should we be unable to achieve the revenues and/or cash flows through March 2011 as contemplated in our current operating plan, or if we were to incur significant unanticipated expenditures in excess of our available asset sale and incremental Senior Notes proceeds, including in respect of our performance of the WCS build-out, or we are unable to draw funds under the Commitment Letter, or we are unable to draw funds under the Commitment Letter, we will seek to identify additional capital resources including the use of our remaining $10.0 million of incremental Second Lien Notes debt basket and will implement certain additional actions to reduce our working capital requirements including staff reductions.

Restructuring Initiative and Discontinued Operations

In 2008, we announced the commencement of our global restructuring initiative and initiated significant financing and restructuring activities, which are described below:

•	In total, we have terminated 620 employees worldwide and vacated seven leased facilities.

•
In October 2008, we issued Second Lien Notes in the aggregate principal amount of $105 million and Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”) in an aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Preferred Stock. We received net proceeds of $87.5 million from the issuance of the Second Lien Notes and did not receive any cash proceeds from the issuance of the Third Lien Notes.

•
In the fourth quarter of 2009, the Board of Directors of WiMAX Telecom GmbH, the holding company for NextWave’s discontinued WiMAX Telecom business in Austria and Croatia, filed an insolvency proceeding in Austria in accordance with local law to permit the orderly wind-down of such entity. The court in Austria has entered an order appointing an administrator to manage the insolvency of WiMAX Telecom GmbH. As a result of the appointment of the administrator, NextWave no longer controls WiMAX Telecom GmbH and its subsidiaries and will not receive any proceeds from the assets of the WiMAX entities.

•	We sold a controlling interest in our IPWireless subsidiary in December 2008 and sold the remaining noncontrolling interest in November 2009.

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

•
In the first quarter of 2009, we shut down our semiconductor business, terminated 230 employees and, subsequently, in the third quarter of 2009, we sold certain of our owned semiconductor business patents and patent applications to a third party.

•
In July 2009, we issued additional Second Lien Notes in the aggregate principal amount of $15 million, providing us with net proceeds of $13.5 million after original issue discount and payment of transaction related expenses.

•
We have downsized our corporate overhead functions to match the anticipated reduction in overall global support requirements, including our information technology, legal, finance, human resources and corporate branding and marketing functions.

•	We have integrated certain corporate administration functions into our PacketVideo operations in San Diego, California.

•	We have continued to pursue wireless spectrum license sales, the net proceeds of which will be used to reduce our outstanding indebtedness thereby reducing the interest costs payable in future years.

•	We are actively pursuing the sale or wind-down of various remaining portions of our WiMax Telecom business and spectrum operations in South America.

•
In the fourth quarter of 2009, we sold the majority of the assets and liabilities of our Inquam Broadband GmbH (“IHG”) subsidiary and entered into an earn out agreement with the buyer that provides for payment to us upon the occurrence of specified liquidity events, which include the sale, lease or contribution of assets to certain third parties, or distribution of profits or sale of equity in IHG.  We will continue to receive earn out payments until exhaustion of all specified liquidity events.

Several factors led to our decision to implement our global restructuring initiative in 2008, including adverse worldwide economic conditions, which we believe adversely affected manufacturers of telecommunications equipment and technology and caused our discontinued Networks segment to experience lower than projected contract bookings and revenues. We believe these conditions have also led to a delay in global WiMAX network deployments, which adversely impacted the timing and volume of projected commercial sales of WiMAX products of our discontinued semiconductor business.

Considering the actions described above, we have classified the businesses comprising our Networks and Semiconductors segments as well as our WiMAX Telecom, Inquam and South American businesses, which are included in our Strategic Initiatives segment, as discontinued operations for all periods presented.

The carrying amounts of the assets and liabilities of our discontinued operations are as follows:
(in thousands)	January 2, 2010	December 27, 2008
Cash and cash equivalents	$355	$797
Restricted cash	415	642
Accounts receivable, net of allowance for doubtful accounts of $182 and $1,389	448	365
Inventory, prepaid expenses and other assets	5,303	7,544
Wireless spectrum licenses, net	—	26,708
Goodwill	—	9
Intangible assets, net	—	2,181
Property and equipment, net	2,999	13,541
Asset of discontinued operations	9,520	51,787
Wireless spectrum licenses included in wireless spectrum licenses held for sale	14,934	36,094
Total assets of discontinued operations	$24,454	$87,881
Accounts payable	$1,907	$2,757
Accrued expenses	837	4,251
Deferred revenue, current portion of long-term obligations and other current liabilities	781	7,431
Deferred income tax liabilities	4,529	4,711
Long-term obligations, net of current portion	4,205	3,933
Other liabilities	124	1,304
Total liabilities of discontinued operations	$12,383	$24,387

The results of operations of our discontinued operations are as follows:
	Years Ended
(in thousands)	January 2, 2010	December 27, 2008
Revenues	$5,687	$62,213
Operating expenses:
Cost of revenues	5,811	61,796
Engineering, research and development	2,098	116,529
Sales and marketing	1,159	22,710
General and administrative	7,202	28,318
Asset impairment charges	31,595	40,219
Restructuring charges	5,157	7,773
Total operating expenses	53,022	277,345
Net losses on business divestitures	(22,643)	(118,360)
Loss from operations	(69,978)	(333,492)
Other income (expense), net	(304)	733
Loss before income taxes	(70,282)	(332,759)
Income tax benefit	171	2,883
Net loss from discontinued operations attributed to NextWave	$(70,111)	$(329,876)

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned and majority-owned subsidiaries as of January 2, 2010 and December 27, 2008 and for each of the three fiscal years in the period ended January 2, 2010. Noncontrolling interest during 2009 represents the noncontrolling shareholder’s proportionate share of the net equity in our consolidated subsidiary, PacketVideo Corporation (“PacketVideo”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year.  Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2009 is a 53-week year ending January 2, 2010.  Fiscal year 2008 is a 52-week year ending on December 27, 2008.  The next 53-week year will occur in 2015.

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

For arrangements that do not contain software or embedded software that is incidental to the arrangement, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

For software arrangements, or in cases where the software is considered more than incidental and is essential to the functionality of the hardware or the infrastructure products, revenue is recognized pursuant to software revenue recognition and construction-type and production-type contracts accounting guidance.

For post launch hosting arrangements, revenue is recognized on a pro rata basis based on the term of the contract.

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

Costs incurred internally in researching and developing a software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. As a result of the manner in which we develop software, technological feasibility is often reached only when a working model of the software is completed and has been confirmed by testing, which is generally shortly before the products are available for general release to customers. Through January 2, 2010, costs incurred after technological feasibility is established have been insignificant, and accordingly, we have expensed all research and development costs when incurred.

Income Taxes

We recognize income tax expense based on estimates of our consolidated taxable income (loss) taking into account the various legal entities through which, and jurisdictions in which, we operate. As such, income tax expense may vary from the customary relationship between income tax expense and income (loss) before taxes.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized foreign currency translation adjustments that are excluded from the consolidated statements of operations and are reported as a separate component in stockholders’ deficit.

Accumulated other comprehensive income consists of the following:
(in thousands)	January 2, 2010	December 27, 2008
Cumulative foreign currency translation adjustments:
Attributed to NextWave	$14,437	$5,255
Attributed to Noncontrolling interest	202	—
Total accumulated other comprehensive income	$14,639	$5,255

Net Loss Per Common Share Information

Basic and diluted net loss per common share for the two fiscal years ended January 2, 2010 is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the year, without consideration of common stock equivalents.  Our weighted average number of common shares outstanding includes the weighted average number of 49.9 million and 9.6 million for warrants exercisable for shares of our common stock that were outstanding during the years ended January 2, 2010 and December 27, 2008, respectively, as they are issuable for an exercise price of $0.01 each. At January 2, 2010, 12.5 million of these warrants remained outstanding.

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted loss per share as they are antidilutive. The share amounts are determined using a weighted average of the common stock equivalents outstanding during the respective periods.
	Years Ended
(in thousands)	January 2, 2010	December 27, 2008
Third Lien Notes / Series A Preferred Stock	45,250	36,582
Outstanding stock options	17,572	21,376

Cash and Cash Equivalents and Restricted Cash and Marketable Securities

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at January 2, 2010 and December 27, 2008 consisted primarily of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

At January 2, 2010, our restricted marketable securities have been categorized as trading securities and are reported at fair value. We estimated the fair value of our auction rate securities, which we have classified as trading securities under debt and equity securities accounting guidance, using a discounted cash flow model (Level 3 inputs), which measures fair value based on the present value of projected cash flows over a specific period. Trading securities are reported at fair value, with gains and losses resulting from changes in fair value recognized in other income (expense), net, in the consolidated statement of operations. Unrealized gains and losses on available-for-sale marketable securities are reported in other comprehensive income in stockholders’ equity (deficit), unless the decline in value is deemed to be other-than-temporary, in which case the loss is charged to expense.

Realized gains and losses are included in interest income in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. There were no significant gross realized gains or losses related to sales of marketable securities for any of the periods presented.

Our restricted marketable securities at January 2, 2010 and December 27, 2008 consist of $24.0 million and $20.8 million, respectively, of auction rate securities.  The fair value of the auction rate securities equaled their respective amortized costs at January 2, 2010 and December 27, 2008.

The auction rate securities that we held at January 2, 2010 and December 27, 2008 are Education Loan Trust (insured by FFELP), Utah State Board of Regents (insured by FFELP), Indiana Secondary Market Education Loans (insured by FFELP), Illinois Student Assistance Commission, and Kentucky Higher Education Student Loan Corporation (insured by FFELP). All of our auction rate securities have contractual maturities exceeding 10 years.

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

In August 2008, we entered into a non-recourse loan with UBS under which we were advanced $21.5 million. The loan is collateralized by 85% of the aggregate principal amount of our auction rate securities portfolio managed by UBS. Under the terms of the loan agreement, as our auction rate securities are sold, the line of credit will be immediately and automatically repaid using the proceeds from the sale. The line of credit bears interest at the prevailing 30-day LIBOR rate plus 25 basis points, which approximates the interest rate payable to us on our auction rate securities. The collateralized loan of $21.4 million and $21.5 million is included in current portion of long-term obligations in the accompanying consolidated balance sheets at January 2, 2010 and December 27, 2008, respectively. As 85% of the aggregate principal amount of our auction rate securities portfolio managed by UBS is pledged as collateral against the loan and the proceeds from the sale of the auction rate securities will be used to repay the loan, we have classified our auction rate securities balance as restricted marketable securities in the accompanying January 2, 2010 consolidated balance sheet. Although the loan is payable upon demand by UBS, repayment can only occur through a liquidation of the underlying collateralized auction rate securities.

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

We have elected to measure the fair value of the auction rate securities rights according to the required disclosures about the fair value of financial instruments, which we believe will mitigate volatility in our reported earnings due to the inverse relationship between the fair value of the auction rate securities rights and the underlying auction rate securities. Accordingly, at January 2, 2010 and December 27, 2008, we measured the fair value of the auction rate securities rights and recognized the difference between the fair value of the auction rate securities rights and the underlying auction rate securities of $1.2 million and $4.2 million, respectively, to other income (expense), net, as an offset to the impairment loss recognized on the auction rate securities. The excess fair value of the auction rate securities rights over the auction rate securities is reported in other current assets in the accompanying consolidated balance sheets. With our recognition of the fair value of the auction rate securities rights and the reclassification of our auction rate securities from available-for-sale to trading, we reported a net $0.2 million impairment loss on the auction rate securities in the accompanying consolidated statement of operations for the year ended December 27, 2008. The transfer from available-for-sale to trading securities was a one-time election permitted by accounting standards for certain investments in debt and equity securities.

In March 2008, we amended the original purchase agreement for our Senior Notes, whereby we were permitted to withdraw up to the full amount of the $75.0 million cash reserve account established in 2007 as collateral for our Senior Notes for use in funding our business plan, subject to the payment of a consent fee of $3.5 million per $25.0 million withdrawn. During 2008, we withdrew the full $75.0 million from the cash reserve account. Accordingly, during 2008, we paid consent fees totaling $10.5 million, which are included in interest expense in the accompanying consolidated statement of operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded according to contractual agreements. Credit terms for payment of products and services are extended to customers in the normal course of business and no collateral is required. The allowance for doubtful accounts is estimated based on our historical losses, the existing economic conditions, and the financial stability of our customers. Receivables are written-off in the period that they are deemed uncollectible. At January 2, 2010, gross accounts receivable held by continuing operations consisted of $5.2 million and $0.3 million in billed and unbilled receivable, respectively.  At December 27, 2008, gross accounts receivable held by continuing operations consisted of $3.6 million and $1.0 million in billed and unbilled receivables, respectively.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. We establish allowances for estimated obsolete and unmarketable inventory based upon assumptions about future market demand. Lower of cost or market adjustments reduce the carrying value of the related inventory and take into considerations reduction in sales prices, excess inventory levels and obsolete inventory. These adjustments are done on a part-by-part basis. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed of. At January 2, 2010 and December 27, 2008, our continuing operations held no inventory.

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

Wireless Spectrum Licenses

We capitalize as intangible assets wireless spectrum licenses that we acquire from third parties or through government auctions. For wireless spectrum licenses purchased directly from third parties or through spectrum auctions, the cost basis of the wireless spectrum asset includes the purchase price paid for the license at the time of acquisition plus legal costs incurred to acquire the license. For wireless spectrum licenses acquired through a business combination or through an asset acquisition, the cost basis of the wireless spectrum asset is determined through an allocation of the total purchase price to the tangible and identifiable intangible assets and liabilities of the acquired business or asset(s) and includes any deferred tax liabilities determined in accordance with accounting standards for acquired temporary differences in certain purchase transactions that are not accounted for as business combinations. For leased wireless spectrum rights, the asset and related liability are recorded at the net present value of future cash outflows using our incremental borrowing rate at the time of acquisition.

We have determined that certain of our wireless spectrum licenses meet the definition of indefinite-lived intangible assets because the licenses are either perpetual or may be renewed periodically for a nominal fee, provided that we continue to meet the service and geographic coverage provisions. We have also determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these wireless spectrum licenses.

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

Valuation of Goodwill and Indefinite-Lived Intangibles

We perform an annual review for impairment, or more frequently if impairment indicators arise. Goodwill and indefinite-lived intangible assets are considered to be impaired if we determine that their carrying values exceed their fair values. We test goodwill for impairment annually at a reporting unit level using a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we then perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Share-Based Compensation

We recognize the fair value of share-based compensation awards in results of operations over the requisite service period of the individual grants, which generally equals the vesting period. Compensation expense for awards with graded vesting is recognized on a straight-line basis with adjustments to at least equal the measured cost of the vested tranches.

We estimate the fair value of stock options awards on the grant date using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating our volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

Share-based compensation expense related to non-employee options, warrants and restricted shares is measured using the fair value method as prescribed by accounting standards for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services.

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

Net foreign currency exchange gains (losses) included in our loss from continuing operations in our consolidated statements of operations totaled $(0.6) million and $0.4 million for the years ended January 2, 2010 and December 27, 2008, respectively.

Guarantees

As guarantor, we recognize a liability for the fair value of certain guarantees at the inception of a guarantee and provide disclosures about our obligations under certain guarantees that we have issued.

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

In August 2009, the FASB issued an ASU that provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques that use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or other valuation techniques that are consistent with the accounting principles, including an income approach or a market approach. Adoption of this updated accounting guidance during our fourth quarter of 2009 did not have a material impact on our consolidated financial statements.

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

In April 2009, the FASB amended disclosure requirement about the fair value of financial instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. As permitted by the standard, we elected to early adopt the new disclosure requirement in the first quarter of 2009. The new disclosures are included in Note 11.

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

In December 2007, the FASB issued amended accounting guidance for noncontrolling interests in consolidated financial statements. The amended accounting guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The amended accounting guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Our adoption of the amended accounting guidance in 2009 did not have a material impact on our consolidated financial statements.  Our adoption of the presentation and disclosure requirements has been applied on a retrospective basis for all periods presented in the consolidated financial statements and notes thereto.

2.	Wireless Spectrum Licenses

Wireless spectrum licenses consist of the following:
	January 2, 2010			December 27, 2008
(dollars in thousands)	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization
Amortized and leased wireless spectrum licenses held by:
Continuing operations	15.1	$93,042	$(24,055)	15.1	$93,043	$(16,392)
Discontinued operations	—	—	—	13.4	30,881	(4,173)
Total	15.1	93,042	(24,055)	14.7	123,924	(20,565)
Wireless spectrum licenses not subject to amortization held by continuing operations		340,169			339,056
Total wireless spectrum licenses, net, held by:
Continuing operations		409,156			415,707
Discontinued operations		—			26,708
Total		409,156			442,415
Wireless spectrum licenses held for sale		62,868			112,741
Total wireless spectrum licenses		$472,024			$555,156

Of the wireless spectrum licenses not subject to amortization and wireless spectrum licenses held for sale at January 2, 2010, $95.1 million represents deferred tax liabilities determined in accordance with accounting standards for acquired temporary differences in certain purchase transactions that are not accounted for as business combinations. The estimated aggregate amortization expense for amortized and leased wireless spectrum licenses as of January 2, 2010 is expected to be $7.7 million, $7.6 million, $7.4 million, $7.4 million, $7.4 million and $31.5 million during fiscal years 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

Dispositions

We continue to market for sale our wireless spectrum holdings. Any sale or transfer of the ownership of our wireless spectrum holdings is generally subject to regulatory approval. We are required to use the net proceeds from the sale of our wireless spectrum licenses to redeem our Senior Notes, Second Lien Notes and Third Lien Notes.

During 2009, we completed sales of certain of our owned Advanced Wireless Services (“AWS”) spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $26.4 million and recognized net gains on the sales of $2.7 million. The net proceeds from the sales received after July 15, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 102% of the principal amount thereof plus accrued interest and net proceeds received prior to July 16, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest. The premiums paid upon redemption are charged to interest expense in the accompanying consolidated statements of operations.

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

We anticipate that certain of our remaining wireless spectrum licenses will be sold within the next twelve months. Accordingly, at January 2, 2010, we classified wireless spectrum holdings with a carrying value of $62.9 million as assets held for sale, and, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing these assets. Any net proceeds from these sales will be used to redeem a portion of the Senior Notes at a redemption price of 102% of the principal amount thereof plus accrued interest. As of January 2, 2010, the aggregate net carrying value of our remaining wireless spectrum license assets that are not considered held for sale was $409.2 million, which includes $79.1 million of asset value allocated as a result of related deferred tax liabilities determined in accordance with accounting guidance for acquired temporary differences in certain purchase transactions that are not accounted for as business combinations. Unpaid spectrum lease obligations related to our wireless spectrum holdings aggregated $42.3 million at January 2, 2010, of which $4.2 million, $4.1 million, $4.1 million, $4.3 million, $4.1 million and $21.5 million is payable during fiscal years 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

Impairment Charges

We determine fair value of our wireless spectrum licenses utilizing both a market approach and an income approach. Under the market approach, we determine fair value through an analysis of sales and offerings of comparable assets, including the recent sales of our AWS licenses and recent FCC auctions of similar wireless spectrum. Sales and offering prices for the comparable assets are adjusted to reflect differences between our wireless spectrum licenses and the comparable assets, such as location, time and terms of sale, use and utility, trends in technology and consumer demand, and regulatory issues, that may potentially affect the value of our wireless spectrum.

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

Through our continued efforts to sell our remaining domestic spectrum licenses and our wireless spectrum licenses in Europe and Chile during 2009, we determined that the carrying value of certain of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build out obligations in Europe during this time period. Accordingly, during 2009, we wrote-down the carrying value of our domestic spectrum licenses and our wireless spectrum licenses in Europe and Chile to their estimated fair value and recognized asset impairment charges of $55.7 million, of which $20.9 million was reclassified to the loss on business divestitures reported in discontinued operations, $9.3 million is reported in continuing operations and $25.5 million is reported in discontinued operations.  Upon the sale of our German spectrum and the insolvency of our discontinued WiMAX Telecom business in Austria and Croatia (Note 1) in the fourth quarter of 2009, we reclassified $20.9 million of spectrum impairment charges recognized through the third quarter of 2009 to the loss from business divestitures reported in discontinued operations.

Based on the 2008 annual impairment assessment performed in October 2008, we determined that the carrying value of our wireless spectrum licenses in Argentina and Chile exceeded their fair value, based primarily on advanced negotiations with third parties regarding the sale of these assets. Accordingly, we wrote-down the carrying value of our Argentina and Chile wireless spectrum licenses to their estimated fair value and recognized an asset impairment charge of $13.6 million which is reported in discontinued operations. Other than the wireless spectrum licenses in Argentina and Chile, we concluded that our remaining wireless spectrum licenses were not impaired. As a result of the impairment of our wireless spectrum licenses in Argentina and Chile, we reduced the associated deferred tax liabilities, determined in accordance with accounting standards for acquired temporary differences in certain purchase transactions that are not accounted for as business combinations, on a pro rata basis resulting in the recognition of a deferred income tax benefit of $4.3 million, which is reported in discontinued operations. Accordingly, the net impact to loss from discontinued operations of the impairment of our wireless spectrum licenses in Argentina and Chile during 2008 was $9.3 million.

Acquisitions

In April 2008, we acquired all of the outstanding equity interests of Southam Chile SA, a Chilean corporation, and Sociedad Televisora CBC Limitada, a Chilean limited liability company (collectively, “Southam Chile”), for cash, including closing costs, totaling $4.8 million, assumed liabilities of $3.8 million and additional cash payments of up to $1.7 million upon the occurrence of certain specified events prior to the third anniversary of the acquisition date. The assets of Southam Chile were comprised almost entirely of wireless spectrum licenses and, therefore, the acquisition was accounted for as an asset purchase rather than as the purchase of a business based on accounting guidance on determining whether a nonmonetary transaction involves receipt of productive assets or of a business. The value assigned to the acquired wireless spectrum license asset includes the cash purchase price of $4.6 million, closing costs of $0.2 million and $3.8 million in assumed liabilities.

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

3.	Asset Impairment Charges

Goodwill and Indefinite-Lived Intangible Assets

We perform our annual impairment assessment of goodwill and indefinite-lived intangible assets as of October of each fiscal year at the reporting unit level using a two-step process. We determined that our reporting units are one level below our identified operating segments because discrete financial information is available. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we then perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

At October 2009, the substantial majority of our goodwill and indefinite-lived intangible assets of continuing operations, excluding indefinite-lived wireless spectrum licenses, primarily resided in our PacketVideo reporting unit. For our 2009 annual impairment assessment, we primarily determined fair value under an income approach that utilizes a discounted cash flow model. The discounted cash flow model measures fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted to reflect the degree of risk inherent in an investment in the reporting unit and achieving the projected cash flows. A weighted average cost of capital of a market participant is used as the discount rate. The residual value is generally determined by applying a constant terminal growth rate of a market participant to the estimated net cash flows at the end of the projection period. Based on the valuation performed, we concluded that the fair value of the PacketVideo reporting unit exceeded its carrying value and, accordingly, goodwill and indefinite-lived intangible assets of continuing operations were not impaired.

The projected cash flows utilized in the discounted cash flow model are derived from our internal forecast of the future operating results and cash flows of our PacketVideo reporting unit, our strategic business plans and anticipated future economic and market conditions. There are inherent estimates and assumptions underlying this information and management’s judgment are required in the application of this information to the determination of the fair value of the PacketVideo reporting unit. No assurance can be given that the underlying estimates and assumptions will materialize as anticipated.

In 2008, we sold a controlling interest in our IPWireless subsidiary for an upfront cash payment of $1.1 million. We determined the fair value of our IPWireless reporting unit based on the cash proceeds received and liabilities assumed in the sale and concluded that the carrying value of the IPWireless reporting unit exceeded its fair value. As a result, we compared the implied fair value of the IPWireless reporting unit’s goodwill with the carrying value of that goodwill and concluded that the carrying amount of goodwill exceeded the implied fair value of that goodwill, resulting in an asset impairment charge of $113.0 million.

In 2008 we shutdown our Cygnus reporting unit and determined that the fair value of the Cygnus reporting unit was nominal. As a result, we compared the implied fair value of the Cygnus reporting unit’s goodwill with the carrying value of that goodwill and concluded that the carrying amount of goodwill exceeded the implied fair value of that goodwill, resulting in an asset impairment charge of $4.7 million.

Upon the deconsolidation of our Cygnus Canada subsidiary as a result of the acceptance of the bankruptcy petition during 2008, the goodwill asset impairment charge totaling $2.3 million was recorded in the loss from business divestitures reported in discontinued operations.

Other Long-Lived Assets

In connection with our global restructuring initiative, we continue to review our long-lived assets for impairment and, in 2009, determined that indicators of impairment were present for certain long-lived assets. Accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.

The impaired assets primarily consist of fixed assets utilized in our discontinued WiMAX Telecom and Global Services businesses and research and development equipment utilized in our discontinued semiconductor business. Accordingly, the year ended January 2, 2010, we recognized additional asset impairment charges of $9.5 million, of which $5.2 million was reclassified to the loss on business divestitures reported in discontinued operations, $4.1 million is reported as asset impairment charges in discontinued operations and $0.2 million is reported as asset impairment charges in continuing operations.

Upon the insolvency of our discontinued WiMAX Telecom business in Austria (Note 1) in the fourth quarter of 2009, we reclassified $5.2 million of impairment charges related to fixed assets that were recognized through the third quarter of 2009 against the loss from business divestitures reported in discontinued operations.

During the year ended January 2, 2010 we wrote-off the remaining net book value of the purchased customer base intangible asset of WiMAX Telecom since we determined that indicators of impairment existed, and, as a result of this write-off, we recognized a non-cash charge of $1.6 million, which is reported as an asset impairment charge in discontinued operations.

In connection with the implementation of our global restructuring initiative in 2008, we reviewed our long-lived assets for impairment and determined that indicators of impairment were present for the long-lived assets in our Networks and Semiconductor segments as well as certain other long-lived assets. Accordingly, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.

For the long-lived asset recoverability assessment performed during 2008, the undiscounted cash flows used to estimate the recoverability of the asset carrying values were based on the estimated future net cash flows to be generated from the sale or licensing of the assets, less estimated costs to sell. Based on the analysis, we concluded that the carrying value of certain of our long-lived assets was not recoverable. The impaired assets primarily consist of the amortizable purchased intangible assets of our IPWireless, GO Networks and Cygnus businesses, our Nevada office building and the equipment contained therein, which is currently held for sale, and leasehold improvements and fixed assets at vacated facilities. Accordingly, during 2008, we recognized asset impairment charges of $36.0 million, of which $5.0 million was reclassified to the loss on business divestitures reported in discontinued operations, $24.2 million is reported as asset impairment charges in discontinued operations and $6.8 million is reported as asset impairment charges in continuing operations.

There are inherent estimates and assumptions underlying the projected cash flows utilized in the recoverability assessment and management’s judgment are required in the application of this information to the determination of the recovery value of the assets. No assurance can be given that the underlying estimates and assumptions will materialize as anticipated.

4.	Restructuring Charges

As previously described, in the second half of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses and our semiconductor business. In connection with our global restructuring initiative, we have terminated 620 employees worldwide and vacated seven leased facilities, of which 230 employees were terminated and two leased facilities were vacated during 2009.

The following summarizes the restructuring activity for the two years ended January 2, 2010 and the related restructuring liabilities:
(in thousands)	Balance at Beginning of Year	Charges to Expense	Cash Payments	Other(1)	Balance at End of Year
For the Year Ended January 2, 2010
Employee termination costs	$237	$4,934	$(5,171)	$—	$—
Lease abandonment and facility closure costs	1,616	984	(1,611)	761	1,750
Other related costs, including contract termination costs, selling costs and legal fees	2,668	3,265	(5,584)	—	349
Total	$4,521	$9,183	$(12,366)	$761	$2,099
Continuing operations(2)	$3,492	$4,026			$1,833
Discontinued operations	1,029	5,157			266
Total	$4,521	$9,183			$2,099
For the Year Ended December 27, 2008
Employee termination costs		$8,021	$(7,105)	$(679)	$237
Lease abandonment and facility closure costs		2,613	(1,149	152	1,616
Other related costs, including contract termination costs, selling costs and legal fees		4,812	(3,644)	1,500	2,668
Total		$15,446	$(11,898)	$973	$4,521
Continuing operations(3)		$7,673			$3,492
Discontinued operations		7,773			1,029
Total		$15,446			$4,521

(1)
Other adjustments during the year ended January 2, 2010 represent the reclassification of $1.2 million in deferred charges to long-term obligations resulting from the renegotiation of one of our abandoned lease liabilities, partially offset by $0.4 million in the reversal of prepaid rent and deferred charges.  Other adjustments during the year ended December 27, 2008 represent $0.7 million in employee termination costs that were assumed by the acquirer upon sale of our subsidiary, $0.2 million in the reversal of deferred charges and $1.5 million in liabilities of our divested subsidiary that were retained by us.

(2)
Included in the restructuring charges of continuing operations for the year ended January 2, 2010 are $0.3 million for employee termination costs, net charges of $0.9 million for lease abandonment and facility closure costs related to certain facilities, $2.6 million for costs related to the divestiture and closure of discontinued businesses and $0.2 million for interest accretion on our long-term obligation of one of our abandoned lease liabilities.

(3)
Included in the restructuring charges of continuing operations for the year ended December 27, 2008 is $1.8 million for employee termination costs, $1.6 million of lease abandonment and facility closure costs related to certain shared facilities and costs related to the divestiture and closure of discontinued businesses totaling $4.2 million. Restructuring charges of continuing operations also includes $0.1 million of interest expense accretion on our liability for lease abandonment and facility closure costs.

5.	Business Divestitures

In November 2009, we sold the majority of the assets and liabilities of our Inquam Broadband GmbH subsidiary (“IBG”) to Inquam Holding GmbH (“IHG”), a new limited liability company formed by the former managing director of IBG, a related party (see Note 16), for a nominal amount and recognized a $21.4 million net loss from business divestitures.  In connection with the sale in November 2009, we entered into various transitional agreements with IHG aggregating $0.5 million.  Upon closing of the sale, we have no remaining obligations to provide financing to support the ongoing operations of IHG.  Also, in connection with the sale, we entered into an earn out agreement with IHG that provides for payment to us upon the occurrence of specified liquidity event, which includes the sale, lease or contribution of assets to certain third parties, distribution of profits or sale of equity in IHG.

On October 30, 2009, the Board of Directors of WiMAX Telecom GmbH, the holding company for NextWave’s discontinued WiMAX Telecom business in Austria and Croatia, filed an insolvency proceeding in Austria in accordance with local law to permit the orderly wind-down of such entity. The court in Austria has entered an order appointing an administrator to manage the insolvency of WiMAX Telecom GmbH. As a result of the appointment of the administrator, NextWave no longer controls WiMAX Telecom GmbH and its subsidiaries and will not receive any proceeds from the assets of the WiMAX entities. NextWave has obtained a waiver of events of default resulting from the insolvency filing under its Senior Notes, Second Lien Notes and Third Lien Notes, including a rescission of the acceleration of maturity triggered as a result of such filing. Accordingly, we deconsolidated these three subsidiaries and will no longer include their results of operations or financial position in our consolidated financial statements on a prospective basis.

In July 2009, we sold our owned Semiconductor business patents and patent applications to Wi-Lan Inc, a Canadian intellectual property company, for a cash payment of $2.5 million and recognized $2.5 million as a gain from business divestitures during the year ended January 2, 2010.

We sold a controlling interest in our IPWireless subsidiary in December 2008 for $1.1 million and sold the remaining noncontrolling interest in November 2009 for $0.4 million to IPW Holdings, Inc. (“IPW Holdings”), a related party (see Note 16) and an affiliate of IPW Holdings. In June 2009, we granted to IPW Holdings and an affiliate of IPW Holdings a call option to purchase our remaining noncontrolling interest in IPWireless Inc. for $0.4 million. As consideration for granting the call option, we received a cash payment of $0.1 million. In connection with the execution of the call option agreement we also received a cash payment of $0.5 million during 2009 for reimbursement of transaction-related expenses associated with our sale the controlling interest in IPWireless in December 2008. We recognized $1.0 million as a gain from business divestitures during the year ended January 2, 2010.

In connection with the sale in December 2008, we entered into various ancillary transitional and intellectual property licensing agreements with IPWireless, none of which are material to us. Additionally, the employees of IPWireless waived any continuing rights under the IPWireless Employee Stock Bonus Plan established by NextWave. Upon closing of the sale, we have no remaining obligations to provide financing to support the ongoing operations of IPWireless.

Although we believe the re-constituted IPWireless after the initial sale in December 2008 represented a variable interest entity, we concluded that were not the primary beneficiary as we did not maintain a majority ownership interest, we did not have the ability to exert significant influence over the decision-making process at IPWireless, our share of the future losses or residual returns was limited to our ownership interest which was not the majority and we had no further obligations to provide financial support. Accordingly, we deconsolidated IPWireless upon closing of the sale in December 2008 and no longer included the results of operations or financial position of IPWireless in our consolidated financial statements subsequent to that date. The carrying value of our investment in IPWireless at December 27, 2008 of $0.4 million is included in other noncurrent assets in the accompanying consolidated balance sheet. We accounted for our residual ownership during 2009 through the date that we sold the remaining noncontrolling interest using the equity method of accounting and recognized $0.4 million as a loss in other income (expense), net, in the consolidated statement of operations representing our share of the net losses of IPWireless which reduced our residual investment.

Upon acceptance by the courts of the bankruptcy petitions for our network infrastructure businesses in Israel, Canada and Denmark in the fourth quarter of 2008, a court-appointed trustee assumed control over the assets and liabilities with the intent of liquidating the assets for the benefit of the creditors. Accordingly, we deconsolidated these three subsidiaries and will no longer include their results of operations or financial position in our consolidated financial statements on a prospective basis.

During the year ended January 2, 2010, we recognized a net loss from business divestitures totaling $22.6 million, which consists of $26.1 million of asset impairment charges and $0.9 million of losses from the sales of our businesses, partially offset by $3.6 million in gains from business divestitures and $0.8 million from the deconsolidation of the remaining net liabilities and favorable net foreign currency translation adjustments of the remaining divested businesses.

During the year ended December 27, 2008, we recognized a loss from business divestitures of $118.4 million, which consists of $120.3 million of asset impairment charges and $3.7 million of inventory write-downs, offset by $5.6 million from the deconsolidation of the remaining net liabilities of the divested businesses.

6.	Goodwill and Intangible Assets

Goodwill and intangible assets of continuing operations, excluding wireless spectrum licenses, consist of the following:
	January 2, 2010			December 27, 2008
(dollars in thousands)	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Purchased technology	6.5	$17,587	$9,939	6.6	$17,440	$7,044
Purchased customer base	7.5	7,875	4,115	7.5	7,840	3,055
Non-compete agreements	3.8	3,101	3,101	3.8	3,095	2,734
Purchased tradenames and trademarks	9.1	1,076	359	9.1	1,052	230
Other	5.7	276	127	6.0	238	69
	6.6	$29,915	$17,641	6.6	$29,665	$13,132
Intangible assets not subject to amortization:
Goodwill		$38,899			$38,653
Purchased tradenames and trademarks		2,400			2,400
		$41,299			$41,053

Changes in our goodwill are as follows:

(in thousands)	Balance at Beginning of Year	Adjustments(1)	Foreign Currency Translation Effect	Balance at End of Year
Year Ended January 2, 2010:
Continuing Operations
Multimedia segment	$38,653	$—	$246	$38,899
Discontinued Operations
Strategic Initiatives segment	9	(10)	1	—
Consolidated total	$38,662	$(10)	$247	$38,899
Year Ended December 27, 2008:
Continuing Operations
Multimedia segment	$39,456	$(244)	$(559)	$38,653
Discontinued Operations
Networks segment	130,974	(130,974)	—	—
Strategic Initiatives segment	626	(617)	—	9
Total discontinued operations	131,600	(131,591)	—	9
Consolidated total	$171,056	$(131,835)	$(559)	$38,662

(1)
The adjustment during the year ended January 2, 2010 reflects our goodwill write-off in conjunction with classifying our Inquam businesses, which is included in our Strategic Initiatives segment, as discontinued operations and held for sale during 2009.  The adjustments during the year ended December 27, 2008 in the Multimedia and Strategic Initiatives segments primarily reflect the completion of the purchase price allocation and asset valuations for acquisitions in prior periods. The adjustment during the year ended December 27, 2008 in the Networks segment reflects the goodwill write-off in conjunction with the disposal of our Networks business.

The estimated aggregate amortization expense for amortized intangible assets, excluding wireless spectrum licenses, as of January 2, 2010 is expected to be $3.9 million, $3.5 million, $2.9 million, $1.6 million, $0.2 million and $0.2 million during fiscal years 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

7.	Other Financial Statement Captions

Property and Equipment

Property and equipment, net, of continuing operations consists of the following:

(dollars in thousands)	Estimated Useful Life (in years)	January 2, 2010	December 27, 2008
Furniture and equipment	3-7	$8,998	$7,958
Purchased software	3	6,823	8,195
Leasehold improvements	5	632	1,878
Construction in progress		25	108
		16,478	18,139
Less: Accumulated depreciation		(12,749)	(14,048)
Total property and equipment, net		$3,729	$4,091

Property and equipment that has been impaired but not yet disposed as of December 27, 2008 is reflected gross in the table above.

Accrued Expenses

Accrued expenses of continuing operations consist of the following:

(in thousands)	January 2, 2010	December 27, 2008
Accrued compensation and related expenses	$4,347	$6,685
Accrued consulting and purchase commitments	3,691	2,509
Accrued professional fees	2,804	4,365
Accrued interest	2,167	6,747
Accrued restructuring	349	2,332
Accrued acquisition consideration and related costs	—	2,015
Other	—	15
Total accrued expenses	$13,358	$24,668

8.	Long-Term Obligations

Long-term obligations held by continuing operations consist of the following:

(dollars in thousands)	January 2, 2010	December 27, 2008
7% Senior Secured Notes due July 2011, net of unamortized discount of $6,177 and $20,713 at January 2, 2010 and December 27, 2008, respectively	$162,076	$193,474
14% Senior-Subordinated Secured Second Lien Notes due November 2011, net of unamortized discount of $13,182 and $16,951 at January 2, 2010 and December 27, 2008, respectively	127,573	91,505
7.5% Third Lien Subordinated Secured Convertible Notes due December 2011, net of unamortized discount of $134,230 and $185,382 at January 2, 2010 and December 27, 2008, respectively	389,869	300,685
Wireless spectrum leases, net of unamortized discounts of $16,556 and $18,973 at January 2, 2010 and December 27, 2008, respectively; weighted average imputed interest rates of 10.87% and 10.32% at January 2, 2010 and December 27, 2008, respectively; expiring from 2011 through 2036 with one to five renewal options ranging from 10 to 15 years each	25,768	24,419
Collateralized non-recourse bank loan with interest at 30-day LIBOR plus 0.25%; principal and interest due upon sale of auction rate securities; secured by auction rate securities	21,406	21,459
Other	1,412	1,322
Long-term obligations	728,104	632,864
Less current portion	(86,154)	(136,567)
Long-term portion	$641,950	$496,297

Payments due on these obligations and those held by discontinued operations during each of the five years subsequent to January 2, 2010 are as follows:

(in thousands)	Continuing Operations	Discontinued Operations	Total
Fiscal Years:
2010	$88,462	$—	$88,462
2011	251,687	—	251,687
2012	528,175	—	528,175
2013	4,299	1,261	5,560
2014	4,121	1,472	5,593
Thereafter	21,505	1,472	22,977
Total payments	898,249	4,205	902,454
Less unamortized discount	(170,145)	—	(170,145)
Less current portion	(86,154)	—	(86,154)
Total long-term obligations	$641,950	$4,205	$646,155

Effective as of March 16, 2010, we entered into the Amendment and Limited Waiver (Note 1) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes.  Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes.  In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011.  As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum beginning March 16, 2010 and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum beginning March 16, 2010, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  After giving effect to the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated. As a result of the Amendment and Waiver, we classified $62.9 million of the long term obligations as current obligations based on our estimated repayment obligation upon the sale of our Held For Sale assets as required by the Senior Notes, Second Lien Notes, and Third Lien Notes. In addition, under the Amendment and Waiver, we will be entitled to incur additional indebtedness under the Senior Notes up to an aggregate principal amount of $25.0 million (and any increases due to the payment in kind of interest thereon).  The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5 million to $1 million and, after payment in full of certain designated Senior Notes (the “Priority Notes”) with an aggregate principal amount of $51.6 million at January 2, 2010, permits us to retain up to $37.5 million for general working capital purposes and permitted investments, subject to reduction in the amount of any net proceeds from the issuance of additional Senior Notes pursuant to the $25.0 million additional financing described below. As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes as of March 16, 2010. The Fee Notes were paid on March 16, 2010 by the issuance of $4.3 million in Senior Notes, $3.6 million in Second Lien Notes and $13.3 million in Third Lien Notes and will accrue interest and become payable in accordance with the terms of the respective Note Agreements.

In connection with the Amendment and Waiver, we entered into a binding commitment letter (the “Commitment Letter”) with Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors, to provide up to $25.0 million in additional financing through the purchase of additional Senior Notes (the “Senior Incremental Notes”).  The terms of the Commitment Letter provide that we will be entitled to borrow up to $25.0 million in one or more borrowings after March 16, 2010 but prior to July 31, 2010, upon 10 business days notice and subject to the execution of definitive documentation substantially in the form of the definitive agreements governing our existing indebtedness.  Such agreements will require us to make customary representatives and warranties as a condition to each borrowing. As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes will bear interest at a rate of 15% per annum, payable in kind unless we elects to pay cash, and will be secured by a first lien on the same assets securing our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee is payable in connection with the Commitment Letter.

7% Senior Secured Notes due July 2011

In July 2006, we issued our Senior Notes due July 17, 2011 in the aggregate principal amount of $350.0 million at a 15% original issue discount. Interest is payable semiannually in cash. The Senior Notes are secured by a first priority lien on North American wireless spectrum licenses with a book value of $368.1 million as well as pledges of shares in our material subsidiaries and the proceeds from any disposal of foreign spectrum holdings.

We may redeem the Senior Notes at any time at our option and we are required to redeem the Senior Notes using the net proceeds from any asset sales, including sales of our wireless spectrum licenses. We are also required to offer to redeem the Senior Notes upon the occurrence of a change in control. Accordingly, during the years ended January 2, 2010 and December 27, 2008, we used the proceeds from the sale of our noncontrolling interest in our PacketVideo subsidiary in 2009 (Note 16) and the sales of our AWS spectrum licenses (Note 2) to redeem $60.0 million and $135.8 million, respectively, of the principal balance of the Senior Notes plus accrued interest thereon. In accordance with the terms of the Senior Notes, we paid redemption premiums totaling $2.9 million and $6.8 million during the years ended January 2, 2010 and December 27, 2008, respectively, representing 5% of the principal amount redeemed prior to July 16, 2009 and 2% of the principal amount redeemed subsequent to July 15, 2009, which was charged to interest expense in the consolidated statements of operations.

The costs incurred to issue the Senior Notes were deferred and are included in prepaid expenses and other current assets and other noncurrent assets in the consolidated balance sheet. We are amortizing the deferred financing costs over the expected term of the Senior Notes using the effective interest method.  We recognized charges to interest expense of $15.0 million and $11.9 million during the years ended January 2, 2010 and December 27, 2008, respectively, for the debt discount and debt issuance costs associated with the redeemed principal.

In connection with the issuance of the Senior Notes, we issued detachable warrants to purchase an aggregate of 4.1 million shares of our common stock at an exercise price of $0.01 per share to the purchasers of the Senior Notes. During the year ended January 2, 2010 warrants to purchase 1.9 million shares of common stock were exercised for 46,000 net common shares withheld. No warrants remain outstanding at January 2, 2010 under this issuance.

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

Under the terms of the purchase agreements for our Senior Notes and Second Lien Notes, we were required to enter into binding agreements to effect asset sales generating net proceeds of at least $350 million no later than March 31, 2009 and consummate such sales no later than six months following execution of such agreements, unless closing is delayed solely due to receipt of pending regulatory approvals (the “Asset Sale Condition”). We did not meet the Asset Sale Condition. As a result, pursuant to the terms of the note purchase agreements, the interest rate on the Senior Notes increased by 200 basis points effective March 31, 2009 and, on April 8, 2009, we issued additional warrants to purchase an aggregate of 10.0 million shares of our common stock at an exercise price of $0.01 per share to the purchasers of the Second Lien Notes. Of the warrants issued, 7.5 million were issued to Avenue AIV US, L.P., a related party (Note 16). During the year ended January 2, 2010 Avenue AIV US, L.P exercised all of these warrants to purchase 7.4 million shares of common stock for 0.1 million net common shares withheld.  The remaining 2.5 million warrants are exercisable at any time through April 6, 2012. The grant-date fair value of the warrants, which totaled $1.7 million, was recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes, and is recognized as additional interest expense over the remaining term of the Second Lien Notes. We determined the grant-date fair value of these warrants using the Black-Scholes option pricing model with the following assumptions: a stock price volatility of 110%, an expected life equal to the contractual term of the warrants and a risk-free interest rate of 1.3%.

On April 1, 2009, we obtained an amendment and waiver from the holders of our Senior Notes, Second Lien Notes, and Third Lien Notes that waived certain events of default relating to timely delivery of a new operating budget, permits us to issue up to $25 million of indebtedness on a pari passu basis with our Second Lien Notes, and allows us to pay certain holders of our Senior Notes payment-in-kind interest at a rate of 14% through March 16, 2010. As of January 2, 2010, we have accrued for $14.1 million in payment-in-kind interest which has been added to the outstanding principal balance of our Senior Notes in the consolidated balance sheet.

Additionally, under the terms of the purchase agreements, our monthly cash balance may not deviate negatively by more than 10% from the forecasted cash balance previously reported to the noteholders (the “Budget Condition”). Failure to satisfy the Minimum Balance Condition is an event of default. Failure to satisfy the Budget Condition (on a aggregate basis) for two consecutive month-ends is an event of default provided, however, if the Named Business Condition is satisfied as of such month-end, it will not be an event of default until the Budget Condition (on an aggregate basis) continues not to be satisfied for three consecutive month-ends. “Named Business Condition” means we shall cease to provide cash or any other type of support for or to be liable with respect to, any of certain specified businesses for which our Operating Budget had indicated that such businesses would no longer require any such resources. Failure to satisfy any part of the Named Business Condition for two consecutive months is an event of default. An event of default results in an immediate 200 basis point increase in the interest rate on the Senior Notes.

The March 2010 Amendment and Waiver provides that the net proceeds from specified asset sales be used first for redemption of the Priority Notes. At January 2, 2010, the outstanding principal balance, net of unamortized discounts, of the Priority Notes was $49.7 million, and accordingly, based on anticipated asset sales during 2010, we reclassified $49.7 million as current portion of long-term obligations in the accompanying consolidated balance sheet.

At December 27, 2008 we were required to redeem the Senior Notes using the proceeds from any assets sales, and, accordingly, we classified $112.7 million of the remaining unpaid principal balance of the Senior Notes at December 27, 2008 as current portion of long-term obligations in the accompanying consolidated balance sheet, which represents the carrying value of our wireless spectrum assets that are classified as held for sale at December 27, 2008.

14% Senior-Subordinated Secured Second Lien Notes due November 2011

On October 9, 2008, we issued the Second Lien Notes in the aggregate principal amount of $105.3 million. The Second Lien Notes were issued at a 5% original issue discount, resulting in gross proceeds of $100.0 million. After payment of transaction-related fees and expenses and commitment fees paid to the purchasers at closing of $12.5 million, we received net proceeds of $87.5 million to be used solely in connection with the ordinary course business operations and not for any acquisition of assets or businesses or other uses. The costs incurred to issue the Second Lien Notes were deferred and are included in other noncurrent assets in the consolidated balance sheet. We are amortizing the deferred financing costs, the original issue discount and the debt discount associated with the detachable stock warrants described below over the expected term of the Second Lien Notes using the effective interest method. Interest is payable quarterly through the issuance of additional Second Lien Notes until repayment of the Senior Notes and, thereafter, in cash. During the years ended January 2, 2010 and December 27, 2008, we issued additional Second Lien Notes with a principal amount of $17.3 million and $3.2 million, respectively, in payment of interest accrued on the Second Lien Notes during the respective periods. The Second Lien Notes are secured by a second priority lien on wireless spectrum licenses with a book value of $368.1 million at January 2, 2010 and pledges of shares in our material subsidiaries, subordinated to the holders of the Senior Notes.

On July 2, 2009, we issued additional Second Lien Notes due 2010 in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Second Lien Incremental Notes were issued with an original issuance discount of 5% resulting in gross proceeds of $14.3 million. After payment of transaction related expenses, we received net proceeds of $13.5 million to be used solely in connection with the ordinary course operations of our business and not for any acquisition of assets or businesses or other uses. The incremental purchaser was Avenue AIV US, L.P. We issued the Second Lien

Incremental Notes as an alternative to the working capital financing contemplated by the commitment letter we previously entered into with Navation, Inc., an entity controlled by Allen Salmasi, our Chairman.

The Second Lien Notes are due on the maturity date of November 30, 2011, and are subordinated in right of payment to the Senior Notes. We may redeem the Second Lien Notes at any time at our option and we are required to redeem the Second Lien Notes using the proceeds from any asset sales, including sales of our wireless spectrum licenses. We are also required to offer to redeem the Second Lien Notes upon the occurrence of a change in control. Upon redemption, in addition to the principal and accrued unpaid interest thereon, we must pay additional interest based on the present value of the interest payable on the Second Lien Notes through maturity discounted to the redemption date at the then applicable U.S. Treasury rate plus 0.5%.

The purchase agreement for the Second Lien Notes also contains the Minimum Balance Condition and the Budget Condition. The implications of a failure to satisfy the Minimum Balance Condition and the Budget Condition under the Second Lien Notes purchase agreement results in similar consequences as the Senior Notes.

In connection with the issuance of the Second Lien Notes, we issued detachable warrants to purchase an aggregate of 40.0 million shares of our common stock at an exercise price of $0.01 per share to the purchasers of the Second Lien Notes, of which warrants to purchase 30.0 million shares were issued to Avenue AIV US, L.P. During the year ended January 2, 2010 Avenue AIV US, L.P exercised all of these warrants to purchase 29.4 million shares of common stock for 0.6 million net common shares withheld.  The remaining 10.0 million warrants are exercisable at any time through October 9, 2011. The grant-date fair value of the warrants of $12.4 million was recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes. We determined the grant-date fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: a stock price volatility of 50%, an expected life equal to the contractual term of the warrants and a risk-free interest rate of 1.9%.  In connection with the issuance of the Second Lien Incremental Notes in July 2009 to Avenue AIV US, L.P. we issued warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share. During the year ended January 2, 2010 Avenue AIV US, L.P exercised all of these warrants to purchase 7.4 million shares of common stock for 0.1 million net common shares withheld.  The grant-date fair value of the warrants, which totaled $3.5 million, was recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes, and is recognized as additional interest expense over the remaining term of the Second Lien Notes.  We determined the grant-date fair value of these warrants using the Black-Scholes option pricing model with the following assumptions: a stock price volatility of 114%, an expected life equal to the contractual term of the warrants and a risk-free interest rate of 1.5%.

The requirements to redeem the Second Lien Notes upon an asset sale and a change in control constitute embedded derivatives. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the fair value of the Second Lien Notes upon issuance, and recognized subsequent changes in the fair value of the embedded derivatives against income. We measured the estimated fair value of the Second Lien Notes embedded derivatives using a probability-weighted discounted cash flow model, which includes management assumptions of the probability of occurrence of a redemption of the Second Lien Notes upon an asset sale and a change in control. The initial estimated fair value of the Second Lien Notes embedded derivatives of $0.8 million was recorded as a reduction in the carrying value of the Second Lien Notes and the estimated fair values of the embedded derivatives of $9.9 million and $1.0 million at January 2, 2010 and December 27, 2008 are reported in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets, respectively. Changes in the estimated fair value of the embedded derivatives of $8.8 million and $0.2 million during the years ended January 2, 2010 and December 27, 2008, respectively, were recognized as charges to other income (expense) in the accompanying consolidated statements of operations.

7.5% Third Lien Subordinated Secured Convertible Notes due December 2011

On October 9, 2008, we also issued the Third Lien Notes in the aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Preferred Stock. We did not receive any proceeds from the issuance of the Third Lien Notes. At issuance, the Third Lien Notes were recorded at their estimated fair value of $283.0 million, resulting in a $195.3 million discount, which we are amortizing over the expected term of the Third Lien Notes using the effective interest method. Interest is payable quarterly through the issuance of additional Third Lien Notes until repayment of the Senior Notes and Second Lien Notes and, thereafter, in cash. During the years ended January 2, 2010 and December 27, 2008, we issued additional Third Lien Notes with a principal amount of $38.0 million and $7.8 million, respectively, in payment of interest accrued on the Third Lien Notes during the respective periods. The Third Lien Notes are convertible at any time at the option of the holders into shares of our common stock at a conversion rate of $11.05 per share. The Third Lien Notes are secured by a third priority lien on wireless spectrum licenses with a book value of $368.1 million at January 2, 2010 and pledges of shares in our material subsidiaries, subordinated to the holders of the Senior Notes and Second Lien Notes.

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

The purchase agreement for the Third Lien Notes does not contain the Asset Sales Condition, the Minimum Balance Condition or the Budget Condition.

The requirements to redeem the Third Lien Notes upon an asset sale and a change in control constitute embedded derivatives. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the fair value of the Third Lien Notes upon issuance, and recognized subsequent changes in the fair value of the embedded derivatives against income. We measured the estimated fair value of the Third Lien Notes embedded derivatives using a probability-weighted discounted cash flow model, which includes management assumptions of the probability of occurrence of a redemption of the Third Lien Notes upon an asset sale and a change in control. The initial estimated fair value of the Third Lien Notes embedded derivatives of $9.4 million was recorded as a reduction in the carrying value of the Third Lien Notes and the estimated fair values of the embedded derivatives of $9.6 million and $10.8 million at January 2, 2010 and December 27, 2008, respectively, are reported in other long-term liabilities in the accompanying consolidated balance sheets. Changes in the estimated fair value of the embedded derivatives of $1.4 million and $(1.4) million during the years ended January 2, 2010 and December 27, 2008, respectively, were recognized as credits (charges) to other income (expense) in the accompanying consolidated statements of operations.

At January 2, 2010, we were in compliance with all of our debt covenants.

On April 1, 2009, we obtained a waiver from the holders of our Senior Notes, Second Lien Notes, and Third Lien Notes that adjusts the Minimum Balance Condition from $15 million to $5 million, waives certain events of default relating to timely delivery of a new operating budget, permits us to issue up to $25 million of indebtedness on a pari passu basis with our Second Lien Notes, and allows us to pay certain holders of our Senior Notes payment-in-kind interest at a rate of 14% through March 16, 2010.

Wireless Spectrum Lease Obligations

Certain of our wireless spectrum lease arrangements provide for the payment of royalties based on 0.25% of gross revenues, realized on the use of the spectrum subject to a cap ranging from 100% to 150% of the annual spectrum lease payments. Additionally, our domestic wireless EBS spectrum lease agreements require us to construct, operate and maintain wireless services so as to satisfy the FCC’s substantial service deadline by May 1, 2011. Certain agreements require us to make network connections available for the lessor’s use that are equivalent to a specified percentage of the transmission capacity created.

9.	Fair Value Measurements

We adopted a new fair value measurement accounting standard in the first quarter of 2008, which establishes a three-tier fair value hierarchy and prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:
		Fair Value Measurements Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At January 2, 2010
Cash and cash equivalents	$20,512	$20,512	$—	$—
Auction rate securities(1)	24,023	—	—	24,023
Auction rate securities rights(2)	1,227	—	—	1,227
Embedded derivatives (3)	19,504	—	—	19,504
At December 27, 2008
Cash and cash equivalents	$60,848	$60,848	$—	$—
Auction rate securities(1)	24,870	4,072	—	20,798
Auction rate securities rights(2)	4,210	—	—	4,210
Embedded derivatives (3)	11,760	—	—	11,760

(1)	Included in restricted cash and marketable securities in the accompanying consolidated balance sheet.
(2)	Included in other noncurrent assets in the accompanying consolidated balance sheet.
(3)	Included in other current and long-term liabilities in the accompanying consolidated balance sheet.

Auction Rate Securities. At January 2, 2010 and December 27, 2008, we estimated the fair value of our auction rate securities, which we have classified as trading securities under debt and equity securities accounting guidance, using a discounted cash flow model (Level 3 inputs), which measures fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities during 2009 and 2008 utilized discount rates of 2.5% and 7.0%, which represent estimated market rates of return, and estimated periods until sale and/or successful auction of the security of one year and five years, respectively. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty.

Auction Rate Securities Rights. Our auction rate securities rights allow us to sell our auction rate securities at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. We have elected to measure the fair value of the auction rate securities rights under financial instruments accounting guidance, which we believe will mitigate volatility in our reported earnings due to the inverse relationship between the fair value of the auction rate securities rights and the underlying auction rate securities. At January 2, 2010 and December 27, 2008, we estimated the fair value of our auction rate securities rights using a discounted cash flow model, similar to the auction rate securities (Level 3 inputs). The discounted cash flow models in 2009 and 2008 utilized discount rates of 1.0% and 3.4% and estimated periods until recovery of less than one year and 1.5 years, respectively, which represents the respective periods until the earliest date that we can exercise our auction rate securities rights.

Embedded Derivatives. Our obligation to redeem the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control constitute embedded derivatives under derivatives and hedging accounting guidance. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the fair value of the Second Lien Notes and Third Lien Notes upon issuance, and recognized subsequent changes in the fair value of the embedded derivatives against income. We measured the estimated fair value of the Second Lien Notes and Third Lien Notes embedded derivatives using probability-weighted discounted cash flow models (Level 3 inputs). The discounted cash flow models utilize management assumptions of the probability of occurrence of a redemption of the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control.

We also had obligations to pay contingent cash dividends and cash premiums upon redemption or liquidation of the Series A Preferred Stock which also constituted embedded derivatives. Through the date that we exchanged the Series A Preferred Stock for the Third Lien Notes, we measured the fair values of these derivatives at each reporting date and any changes in the estimated fair value of the embedded derivative were recorded as a charge to other income in the consolidated statements of operations. The embedded derivatives in the Series A Preferred Stock were not traded on a public exchange. Accordingly, we determined the fair value of the Series A Preferred Stock embedded derivatives utilizing a binomial lattice pricing model. Certain of the inputs in the model are observable inputs such as the yield rate, risk free rate, credit spread, stock price and stock price volatility. However, the model also utilizes significant inputs related to the likelihood of the occurrence of certain events triggering redemption that are unobservable and are based upon management’s estimates (Level 3 inputs).

The following table summarizes the activity in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs – see chart below):

			Embedded Derivatives
(in thousands)	Auction Rate Securities	Auction Rate Securities Rights	Series A Preferred Stock	Second Lien Notes	Third Lien Notes	Total
Balance at December 29, 2007	$—	$—	$(969)	$—	$—	$(969)
Transfers to Level 3	27,254					27,254
Purchases, issuances, sales, exchanges and settlements	(2,004)	—	1,725	(793)	(9,351)	(10,423)
Unrealized gains (losses) included in other expense, net	(4,452)	4,210	(756)	(175)	(1,441)	(2,614)
Balance at December 27, 2008	20,798	4,210	—	(968)	(10,792)	13,248
Purchases, issuances, sales, exchanges and settlements	—	—	—	(182)	(203)	(385)
Unrealized gains (losses) included in other expense, net	3,225	(2,983)	—	(8,778)	1,419	(7,117))
Balance at January 2, 2010	$24,023	$1,227	$—	$(9,928)	$(9,576)	$5,746

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table summarizes our assets and liabilities that were measured at fair value on a nonrecurring basis during the period and their respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance:

		Fair Value Measurements Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Year Ended January 2, 2010
Wireless spectrum licenses held for sale	$62,868	$—	$62,868	$—	$55,730
Property and equipment, net(1)	11,727	—	—	11,727	9,477
Year Ended December 27, 2008(2)
Third Lien Notes	$283,011	$—	$—	$283,011	$—

____________________________
(1)
Includes property and equipment of continuing operations of $3.7 million, property and equipment of discontinued operations of $3.0 million and property and equipment held for sale by discontinued operations of $5.0 million.

(2)
The FASB delayed the effective date of the fair value measurements and disclosures accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Accordingly, we only partially adopted the fair value measurements and disclosures accounting guidance during 2008 and we did not apply the accounting and disclosure provisions to our goodwill, indefinite-lived intangible assets and other long-lived assets, including our wireless spectrum licenses, which were measured at fair value during fiscal year 2008 until our fiscal year 2009.

Wireless Spectrum Licenses. Through our continued efforts to sell our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Europe and Chile, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses. We estimated the fair value of these wireless spectrum licenses based on advanced negotiations and submitted bids from third parties for the purchase of the licenses (Level 2 Inputs). Accordingly, during the year ended January 2, 2010, we wrote-down the carrying value of our domestic AWS spectrum licenses and our wireless spectrum licenses in Europe and Chile to their estimated fair value and recognized asset impairment charges of $55.7 million, of which $20.9 million was reclassified to the loss on business divestitures reported in discontinued operations, $9.3 million is reported in continuing operations and $25.5 million is reported in discontinued operations.

Property and Equipment, Net. In connection with our global restructuring initiative, we continue to review our long-lived assets for impairment and, during the year ended January 2, 2010, determined that indicators of impairment were present for the long-lived assets in our semiconductor segment as well as certain other long-lived assets. Accordingly, based on the accounting guidance for impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition (Level 3 inputs). Based on the impairment assessment performed, we determined that the carrying value of our property and equipment exceeded its estimated fair value and accordingly we recognized asset impairment charges of $9.5 million, of which $5.2 million was reclassified to the loss on business divestitures reported in discontinued operations, $4.1 million is reported as asset impairment charges in discontinued operations and $0.2 million is reported as asset impairment charges in continuing operations.

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

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments of continuing operations, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payable to bank, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations of continuing operations are as follows:
	January 2, 2010		December 27, 2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$162,076	$156,438	$193,474	$171,822
Second Lien Notes	127,573	122,070	91,505	91,505
Third Lien Notes	389,869	347,189	300,685	300,685
Wireless spectrum leases	25,769	13,345	24,419	16,445

At January 2, 2010, we determined the fair value of our Notes and wireless spectrum licenses using a discounted cash flow model with a discount rate of 32.5%, which represents our estimated incremental borrowing rate as of that date. At December 27, 2008, we determined the fair value of our Senior Notes and wireless spectrum licenses using a discounted cash flow model with a discount rate of 25.5%, which represents our estimated incremental borrowing rate as of that date.  At December 27, 2008, our Second and Third Lien Notes were measured using their fair value upon issuance in October 2008.

10.	Income Taxes

Our loss from continuing operations before income taxes is as follows:
	Years Ended
(in thousands)	January 2, 2010	December 27, 2008
United States	$(219,455)	$(99,237)
Foreign	(819)	(1,921)
	$(220,274)	$(101,158)

Our net income tax benefit, solely from continuing operations, is as follows:
	Years Ended
(in thousands)	January 2, 2010	December 27, 2008
Current income tax expense:
Federal	$—	$—
State	16	30
Foreign	373	167
Total current income tax expense	389	197
Deferred income tax expense (benefit):
Federal	—	—
State	(949)	(2,189)
Foreign	460	215
Total deferred income tax benefit	(489)	(1,974)
Total income tax benefit	$(100)	$(1,777)

The tax effects of the major items recorded as deferred income tax assets and liabilities for continuing operations are as follows:
(in thousands)	January 2, 2010	December 27, 2008
Current deferred income tax assets:
Other current deferred income tax assets	$8,833	$12,003
Total current deferred income tax assets	8,833	12,003
Noncurrent deferred income tax assets:
Net operating losses	247,483	197,982
Capitalized start-up expenses	98,349	83,734
Unrealized loss on investments	88,589	—
Capital loss	25,864	27,383
Other noncurrent deferred income tax assets	29,421	9,640
Total noncurrent deferred income tax assets	489,706	318,739
Total current and noncurrent deferred income tax assets	498,539	330,742

Noncurrent deferred income tax liabilities:
Indefinite-lived intangible assets	(88,958)	(88,589)
Debt discount	(29,378)	(67,810)
Other noncurrent deferred income tax liabilities	(296)	—
Total noncurrent deferred income tax liabilities	(118,632)	(156,399)
Valuation allowance	(469,390)	(262,836)
Net deferred income tax liability	$(89,483)	$(88,493)

The valuation allowances as of January 2, 2010 and December 27, 2008 are attributable to deferred tax assets related primarily to income tax loss carryforwards, mostly in the U.S., including certain states, as well as start-up costs and other net deferred tax assets, for which it is more likely than not that the related tax benefits will not be realized. It is our policy that the valuation allowance be decreased or increased in the period management determines that it is more likely than not that the deferred tax assets will be realized or not.

Reconciliations of the U.S. federal statutory income tax rate to our effective tax rate for continuing operations are as follows:

	Years Ended
(in thousands)	January 2, 2010	December 27, 2008
U.S. federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal effect	—	—
Foreign tax rate differential	—	0.6
Increase in valuation allowance	33.4	33.8
Other	1.5	(1.2)
Effective tax rate	(0.1)%	(1.8)%

As of July 3, 2009, PacketVideo and its U.S. subsidiaries will no longer be part of the NextWave Wireless Inc. and Subsidiaries U.S. consolidated income tax return because 35% of PacketVideo’s common stock interest was sold to a third party. The amount of current and deferred income tax expense is computed on a separate entity basis for each member of the group based on applying accounting principles for deferred tax expense (benefit).

As of January 2, 2010, we had approximately $211.3 million of deferred tax assets associated with federal net operating losses that will begin to expire in 2018. As of January 2, 2010, we had approximately $32.3 million and $3.8 million of deferred tax assets from state and foreign net operating loss carryforwards, respectively, that will begin to expire in 2010. We believe that it is not more likely than not that the benefit from certain net operating loss carryforwards will be realized. Therefore, we have provided a full valuation allowance on our deferred tax assets relating to these federal, state, and foreign net operating loss carryforwards.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $2.6 million at January 2, 2010. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

We have not recorded any unrecognized tax benefits or related accrued interest or penalties as of January 2, 2010 or December 27, 2008 in accordance with accounting standards for uncertainty in income taxes.  Therefore, the tabular reconciliation of unrecognized tax benefits as well as other required disclosures is not applicable.  Our policy for recording interest and penalties on any unrecognized tax benefits in the event such unrecognized benefits arise in future reporting periods will be to record any interest and penalty amounts in income tax expense.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2009, our tax years for 2005, 2006, 2007, 2008 and 2009 are subject to examination by the tax authorities.  With few exceptions, as of December 31, 2009, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005.

11.	Commitments and Contingencies

Services and Other Agreements

We have entered into various services and related agreements that contain provisions for certain minimum commitments. Amounts paid by continuing operations under these contracts, which expire on various dates through 2012, totaled $8.2 million and $5.6 million during the fiscal years ended January 2, 2010 and December 27, 2008, respectively.

At January 2, 2010, estimated future minimum payments due under the terms of these agreements are as follows:
(in thousands)	Continuing Operations
Fiscal Years:
2010	$3,746
2011	1,297
2012	1,019
2015 and Thereafter	8,280
Total	$14,342

Operating Leases

We lease office and research facilities, cell sites and certain office equipment under non-cancelable operating leases expiring on various dates through 2016. We recognize rent expense on a straight-line basis over the respective lease terms. As a result, any differences between recognized rent expense and required upfront rental payments upon execution that reduce future rental payments is recorded as unapplied prepaid rent and any difference between rent expense and rent payments that are reduced by cash or rent abatements is recognized as deferred rent. At January 2, 2010, unapplied prepaid rent of continuing operations totaled $0.1 million and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet and deferred rent of continuing operations totaled $0.2 million, of which $0.1 million is included in other current liabilities and $0.1 million is included in long-term liabilities in the accompanying consolidated balance sheet.

Certain commitments have renewal options extending through the year 2015. Rent expense under operating leases of or guaranteed by continuing operations was $3.6 million and $8.3 million during the years ended January 2, 2010 and December 27, 2008, respectively.

Future minimum lease payments under non-cancelable operating leases at January 2, 2010 are as follows:
(in thousands)	Continuing Operations	Discontinued Operations	Total
Fiscal Years:
2010	$1,490	$84	$1,574
2011	1,252	84	1,336
2012	1,007	68	1,075
2013	913	68	981
2014	274	68	342
Thereafter	464	19	483
	$5,400	$391	$5,791

Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants”, was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice and permitted the lead plaintiff 21 days from the date of the Order to file an Amended Complaint.  On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint. NextWave intends to file a Motion to Dismiss in response, but at this time there can be no assurance as to the ultimate outcome of this litigation.

We were notified on July 11, 2008 that the former stockholders of GO Networks filed a demand for arbitration in connection with the February 2008 milestone. In the demand, the stockholder representative claimed that we owed compensation to the former stockholders of GO Networks on the basis of GO Networks purportedly having partially achieved the February 2008 milestone under the acquisition agreement. The stockholder representative sought damages of $10.4 million. Further, on December 5, 2008, the stockholder representative amended his demand and added claims pertaining to the August 2008 milestone. In the claims, the stockholder representative asserted, among other claims, that we acted in bad faith in a manner that prevented the achievement of the milestone, and he sought damages of $12.8 million in connection with these additional claims. We disputed that the February 2008 milestone has been met and denied any wrongdoing with respect to the August 2008 milestone. In September 2009, the parties executed a settlement agreement, aggregating $2.7 million, of which $2.2 million was paid through the issuance of 2.5 million shares of our common stock and $0.5 million in cash, and requested that the arbitration panel dismiss the matter with prejudice.  On October 5, 2009, the American Arbitration Association closed its file on the matter.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of January 2, 2010, other than the matters described above, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of January 2, 2010.

Other

On October 7, 2008, we received a Staff Deficiency Letter from NASDAQ notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 5450(a)(1), or the Rule, because the closing bid price for our common stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided a period of 180 calendar days to regain compliance. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of the Rule until January 19, 2009, and as a result, the period during which we had to regain compliance was extended to July 10, 2009. On July 15, 2009, NASDAQ announced that they had determined to continue the temporary suspension of the Rule until July 31, 2009, and as a result, the period during which we had to regain compliance was extended to January 21, 2010. On January 22, 2010, we received a Staff Determination letter from the Listing Qualifications Department of NASDAQ indicating that our common stock would be subject to delisting from The NASDAQ Global Market because of non-compliance with the Rule, unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) by the close of business on January 29, 2010.  We requested a hearing on the matter and such hearing occurred on February 25, 2010.  On March 26, 2010, the Panel granted our request for continued listing, subject to the conditions that on or before May 1,

2010, we must inform the Panel that we have filed a proxy statement for our annual meeting of stockholders including a vote on a reverse stock split in a ratio sufficient to meet the $1.00 per share requirement for continued listing and on or before July 21, 2010, we must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days.  If we are unable to meet these exception requirements, the Panel will issue a final determination to delist and suspend trading of our common stock.

12.	Series A Senior Convertible Preferred Stock and Stockholders’ Equity (Deficit)

At January 2, 2010, we had the following common shares reserved for future issuance upon the exercise or issuance of the respective equity instruments:
(in thousands)
Third Lien Notes	47,430
Stock options:
Granted and outstanding	21,161
Available for future grants	10,349
Warrants	12,500
91,440

The effect of the change in ownership interest between NextWave and the noncontrolling interest in subsidiary is as follows:
	Years Ended
(in thousands)	January 2, 2010	December 27, 2008
Net loss attributed to NextWave	$(290,181)	$(429,257)
Transfers from the noncontrolling interest:
Increase in NextWave’s additional paid-in capital for sale of 35% ownership interest in PacketVideo	30,954	—
Change from net loss attributed to NextWave and transfers from the noncontrolling interest	$(259,227)	$(429,257)

During the fourth quarter of 2009, we issued 3.7 million shares of our common stock to the former shareholders of IPWireless, as a result of the achievement of certain revenue milestones in 2007 as specified in the acquisition agreement aggregating $1.6 million, of which $1.2 million was expensed during 2008 and 2007 as share-based compensation expense and $0.4 million was expensed during the year ended January 2, 2010 in other non-operating expense for settlement costs.  Also during the fourth quarter of 2009, as a result of an arbitration settlement with the former shareholders of GO Networks aggregating $2.7 million, we issued 2.5 million shares of our common stock, valued at $2.2 million which was expensed as general and administrative expense during the year ended January 2, 2010 and $0.5 million in cash which was expensed during 2008 and 2007 as share-based compensation expense.

In 2007, we issued and sold 355,000 shares of our Series A Preferred Stock at a price of $1,000 per share. The Series A Preferred Stock was issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933. On October 9, 2008, we issued our Third Lien Notes in an aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Preferred Stock.

Costs incurred to issue our Series A Preferred Stock were deferred and recorded as a reduction to the reported balance of the preferred stock in the consolidated balance sheet. The costs were being accreted using the effective interest method through the mandatory redemption date of the Series A Preferred Stock. The resulting increases from the accretion of the issue costs and accrued dividends on the preferred stock are charged against additional paid-in capital and increase the loss attributed to NextWave common stockholders in the calculation of net loss per share attributed to NextWave common shares. Upon the exchange of the Series A Preferred Stock for our Third Lien Notes in October 2008, the remaining unaccreted costs were charged against additional paid-in capital.

Holders of the Series A Preferred Stock were entitled to receive quarterly dividends on the liquidation preference at a rate of 7.5% per annum. We accrued for $22.8 million in undeclared dividends during fiscal year 2008 through the date of the exchange.

Our obligations to pay contingent cash dividends and cash premiums upon redemption or liquidation of the Series A Preferred Stock constituted embedded derivatives and were recorded as long-term liabilities in the consolidated balance sheet, reducing the carrying value of the Series A Preferred Stock. We performed a final valuation of the Series A Preferred Stock embedded derivatives as of the exchange date. At October 9, 2008 the estimated fair values of the embedded derivatives totaled $1.7 million. The change in the estimated fair value of the embedded derivatives of $0.7 million during fiscal year 2008 through the date of the exchange was recorded as a charge to other income (expense) in the accompanying consolidated statements of operations.

Upon exchange, the aggregate liquidation preference of the Series A Preferred Stock was $398.6 million and unaccreted issue costs were $3.6 million, for a net carrying value of $395.0 million. The difference between the fair value of the Third Lien Notes at issuance, the net carrying value of the Series A Preferred Stock at exchange and the fair value of the Series A Preferred Stock embedded derivatives at exchange of $104.3 million has been recorded as an increase to additional paid-in capital and is reported in the accompanying consolidated statement of operations during the year ended December 27, 2008 as a reduction in the net loss applicable to common shares.

13.	Equity Compensation Plans

NextWave Wireless Inc. Equity Compensation Plans

During the year ended January 2, 2010, we had five share-based compensation plans that provide for awards to acquire shares of our common stock. At January 2, 2010, we may issue up to an aggregate of 31.5 million shares of common stock under our equity compensation plans, of which 21.2 million shares are reserved for issuance upon exercise of granted and outstanding options and 10.3 million shares are available for future grants.

In May 2007, concurrent with our acquisition of IPWireless, Inc., we established the IPWireless, Inc. Employee Stock Bonus Plan whereby participants may receive up to an aggregate of $7.0 million in shares of our common stock, valued at the time of issuance, payable upon the achievement of certain revenue milestones in 2007 through 2009 and the continued employment of the participant. In March 2008, we issued 320,698 net shares of our common stock in payment of the bonus. In connection with our December 2008 sale of a controlling interest in IPWireless (Note 5), the employees of IPWireless waived any continuing rights under the plan and, accordingly, no further bonuses are due and payable.

The following table summarizes stock option activity during the year ended January 2, 2010:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 27, 2008	15,899	$6.68
Granted	15,419	$0.40
Exercised	(1,238)	$0.35
Canceled	(8,927)	$6.63
Outstanding at January 2, 2010	21,153	$2.49	8.0	$933
Exercisable at January 2, 2010	13,257 (1)	$3.13	7.1	$713

(1)	Options issued under the NextWave Wireless Inc. 2005 Stock Incentive Plan are exercisable prior to the vesting date.

The following table summarizes the unvested stock option activity during the year ended January 2, 2010:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested at December 27, 2008	5,704	$2.67	(1)
Granted	15,419	$0.34
Vested	(10,397)	$0.60	(1)
Canceled	(2,821)	$2.75	(1)
Unvested at January 2, 2010	7,905	$0.81	(1)

(1)
The weighted average grant date fair value per share includes options granted prior to January 1, 2006 which have no grant date fair value assigned as we adopted new share-based accounting provisions using the prospective transition method, whereby we continue to account for unvested equity awards to employees outstanding at December 31, 2005 using prior accounting provisions which did not result in compensation cost for options with an option prices equal to the fair market value of the underlying stock, and apply the new share-based accounting provisions to all awards granted or modified after that date.

We received cash from the exercise of stock options under these plans of $0.4 million and $1.7 million, with no related tax benefits, during the years ended January 2, 2010 and December 27, 2008 respectively. The intrinsic value of options exercised during the years ended January 2, 2010 and December 27, 2008, totaled $0.6 million and $0.4 million, respectively.

We utilized the Black-Scholes valuation model for estimating the grant or conversation date fair value of stock awards to employees with the following assumptions:

	Years Ended
	January 2, 2010	December 27, 2008
Risk-free interest rate	2.13%-3.00%	1.98%-3.47%
Expected term (in years)	5.3-6.0	3.5-10
Weighted average expected stock price volatility	119%	53%
Expected dividend yield	0%	0%
Weighted average grant-date fair value of options granted	$0.34	$2.80

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

We assumed annualized forfeiture rates of 10% for our options granted during the years ended January 2, 2010 and December 27, 2008 based on a combined review of the forfeiture rates applied by peer companies and our historical pre-vesting forfeiture and employee turnover data. Under the true-up accounting provisions for share-based payments we will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

PacketVideo Corporation 2009 Equity Incentive Plan

 In August 2009, the board of directors of our PacketVideo subsidiary approved the PacketVideo Corporation 2009 Equity Incentive Plan which provides for the issuance of up to 8.2 million shares of PacketVideo common stock for awards that may be issued under the plan.  The Plan provides for the issuance of stock options, restricted stock awards and stock appreciation rights to employees, directors and consultants of PacketVideo.  The options generally vest over four years and have a maximum contractual term of ten years.  At January 2, 2010, PacketVideo may issue up to 8.2 million shares of common stock of PacketVideo, of which 6.4 million are granted and outstanding options and 1.8 million are available for future grants.

The following table summarizes stock option activity under the PacketVideo equity compensation plan during the year ended January 2, 2010:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 27, 2008	—	$—	—
Granted	6,433	$2.78	—
Exercised	—	$—	—
Canceled	(15)	$2.78	—
Outstanding at January 2, 2010	6,418	$2.78	6.7
Exercisable at January 2, 2010	—	$—	—

The following table summarizes the unvested stock option activity during the year ended January 2, 2010:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested at December 27, 2008	—	$—
Granted	6,433	$1.49
Canceled	(15)	$1.49
Unvested at January 2, 2010	6,418	$1.49

During the year ended January 2, 2010, we utilized the Black-Scholes option-pricing model for estimating the grant-date fair value of the PacketVideo employee stock awards using a risk-free interest rate of 2.45%, an expected life of 4.6 years, a stock price volatility of 64% and an expected dividend yield of 0%, resulting in a weighted average grant-date fair value of $1.49 per share.

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected lives of the awards. Because PacketVideo has a limited history of stock option exercises, we determine the expected award life of each grant based primarily on the “simplified method” described in accounting guidance for share-based payments, and the expected award lives applied by certain of PacketVideo’s peer companies. We determined expected volatility based primarily on an average of PacketVideo’s peer companies’ expected stock price volatilities as PacketVideo common stock is not traded on a public stock exchange. PacketVideo has never paid cash dividends and has no present intention to pay cash dividends on PacketVideo common stock and therefore we have assumed a dividend yield of zero.

Share-Based Compensation Expense

The following table summarizes our employee share-based compensation expense for all plans above included in each operating expense line item in our consolidated statements of operations:

	Years Ended
(in thousands)	January 2, 2010	December 27, 2008
Cost of revenues	$915	$444
Engineering, research and development	1,203	515
Sales and marketing	273	215
General and administrative	3,006	2,470
Total continuing operations	5,397	3,644
Discontinued operations	505	8,281
Total share-based compensation	$5,902	$11,925

Total compensation cost of options granted to employees since January 1, 2006, but not yet vested as of January 2, 2010, was $14.8 million, which is expected to be recognized over a weighted average period of 3 years.

Non-Employee Share-Based Compensation

We issue stock options, warrants and restricted stock to certain strategic advisors. The following table summarizes the non-employee stock options and warrants activity during the year ended January 2, 2010 which are excluded from the tables above:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 27, 2008	860	$6.91	—	$—
Exercised	(500)	$6.00	—	$—
Canceled	(352)	$8.24	—	$—
Outstanding at January 2, 2010	8	$5.02	8.2	$—
Exercisable at January 2, 2010	4	$5.02	8.2	$—

The following table summarizes the unvested non-employee stock options and warrants activity during the year ended January 2, 2010:

(in thousands)	Number of Shares
Unvested at December 27, 2008	90
Vested	(76)
Canceled	(10)
Unvested at January 2, 2010	4

The fair value assigned to the vested increments of these awards was estimated at the date of vesting and, for the unvested increments, at the respective reporting date, using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended
	January 2, 2010	December 27, 2008
Risk-free interest rate	1.59%-3.32%	1.35%-4.21%
Expected term (in years)	7.2-9.2	7.6-9.9
Weighted average expected stock price volatility	113%	53%
Expected dividend yield	0%	0%
Weighted average grant-date fair value of options granted	$0.16	$1.59

The fair value of the unvested increments will be remeasured at the end of each reporting period until vested, when the final fair value of the vesting increment is determined.

Share-based compensation expense from non-employee stock options, warrants and restricted shares totaled $12,000 and $1.0 million during the years ended January 2, 2010 and December 27, 2008, respectively.

Under an advisory services agreement, an advisor earned warrant exercise credits totaling $3.0 million. The warrant exercise credits may be used only as credits against the exercise price of the warrants. We recognized stock compensation expense related to the warrant exercise credits of $0.7 million during the year ended December 27, 2008.  In October 2009, these credits were used to exercise all of the warrants for 0.5 million shares of common stock.

14.	Supplemental Cash Flow Information

Supplemental disclosure of cash flow information, including discontinued operations, is as follows:

	Years Ended
(in thousands)	January 2, 2010	December 27, 2008
Cash paid for interest	$14,999	$45,771
Cash paid for income taxes	183	270
Noncash investing and financing activities:
Fair value of warrants issued in connection with Second Lien Notes	5,179	—
Common shares issued for arbitration settlement	2,200	—
Common shares issued for achievement of IPWireless 2007 revenue milestones	1,615	—
Third Lien Notes issued in exchange for Series A Preferred Stock	—	394,985
Equity interests issued for business acquisitions	—	36,499
Fair value of warrants issued in connection with the issuance of Third Lien Notes	—	12,423
Wireless spectrum licenses acquired with debt and lease obligations	—	8,636

15.	Segment and Geographic Information

As described in Note 1, as a result of the implementation of our global restructuring initiative in 2008, we have divested our Inquam business, our Networks and our Semiconductor segments, and are continuing to divest our WiMAX Telecom and South American businesses, either through sale, dissolution or closure. Accordingly, we have reported the results of operations for our entire Networks and Semiconductor segments and our WiMAX Telecom, Inquam and South American businesses, which were included in our Strategic Initiatives segment, as discontinued operations for all periods presented. Our two continuing reportable segments are as follows:

•	Multimedia- device-embedded multimedia software, media content management platforms, and content delivery services delivered through our PacketVideo subsidiary.

•	Strategic Initiatives manages our portfolio of licensed wireless spectrum assets.

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

Financial information for our continuing reportable segments for the two years ended January 2, 2010 is as follows:

(in thousands)	Multimedia	Strategic Initiatives	Other or Unallocated	Discontinued Operations	Consolidated
Year Ended January 2, 2010
Revenues from external customers	$50,693	$—	$—	$—	$50,693
Revenues – related party	9,537	—	—	—	9,537
Loss from operations	(3,815)	(10,363)	(33,703)	—	(47,881)
Significant non-cash and non-recurring items included in loss from operations above:
Depreciation and amortization expense	5,687	7,664	525	—	13,876
Share based compensation	3,630	—	1,779	505	5,914
Asset impairment charges	—	9,348	202	—	9,550
Restructuring charges	53	—	3,788	—	3,841
Total assets	72,384	457,193	48,759	24,454	602,790
Intangible assets and goodwill included in total assets	53,503	457,090	70	14,934	525,597
Year Ended December 27, 2008
Revenues from external customers	$63,009	$—	$—	$—	$63,009
Income (loss) from operations	(3,412)	61,478	(60,620)	—	(2,554)
Significant non-cash and non-recurring items included in loss from operations above:
Depreciation and amortization expense	6,179	7,416	4,018	—	17,613
Share based compensation	2,000	—	3,069	—	5,069
Asset impairment charges	—	—	6,837	—	6,837
Restructuring charges	204	—	7,378	—	7,582
Total assets	73,383	493,316	102,930	87,881	757,510
Intangible assets and goodwill included in total assets	57,505	492,354	81	64,992	614,932

Geographic Information

Revenues by geographic area for our continuing operations are as follows:

	Years Ended
(in thousands)	January 2, 2010	December 27, 2008
Revenues from customers located in:
United States	$31,225	$26,610
Asia Pacific	21,194	20,644
Europe	6,005	14,422
Rest of the world	1,806	1,333
Total revenues	$60,230	$63,009

Long-lived assets for our continuing operations, which consist of property and equipment, noncurrent deposits and prepaid assets, and an investment in an unconsolidated business, by country are as follows:

(in thousands)	January 2, 2010	December 27, 2008
United States	$4,187	$9,120
Asia-Pacific	157	1,002
Europe	241	409
Rest of the world	133	146
Total long-lived assets	$4,718	$10,677

Concentration of Risks

A significant portion of our revenues are concentrated with a limited number of customers within the wireless telecommunications market. For the year ended January 2, 2010, revenues from three customers in our Multimedia segment accounted for 37%, 23% and 10%, respectively, of our revenues from continuing operations. For the year ended December 27, 2008, revenues from three customers in our Multimedia segment accounted for 38%, 17% and 14%, respectively, of our revenues from continuing operations.

Aggregated accounts receivable from three customers accounted for 47%, 12% and 12% of our total gross accounts receivable held by continuing operations at January 2, 2010 and two customers accounted for 38% and 27% of our total gross accounts receivable held by continuing operations at December 27, 2008. No other single customer accounted for 10% or more of revenues from continuing operations during the two fiscal years ended January 2, 2010 or gross accounts receivable held by continuing operations at January 2, 2010 or December 27, 2008.

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

Debt-Related Transactions

In connection with the March 16, 2010 Amendment and Waiver, we entered into the Commitment Letter with Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors (“Solus”), to provide up to $25.0 million in additional financing through the purchase of the Senior Incremental Notes.  Avenue Capital Management II, L.P., is an affiliate of Avenue Capital. Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. As of January 2, 2010, Avenue Capital and its affiliates beneficially owned shares representing approximately 36.1% of our issued and outstanding common stock, approximately $82.3 million, or 51.1% of the aggregate principal amount of our Senior Notes, approximately $93.9 million, or 78.1% of the aggregate principal amount of our Second Lien Notes and approximately $134.7 million, or 28.2% of the aggregate principal amount of our Third Lien Notes. As of January 2, 2010, Solus beneficially owned shares representing approximately 9.9% of our issued and outstanding common stock, approximately $27.3 million, or 16.9% of the aggregate principal amount of our Senior Lien Notes, approximately $27.3 million, or 21.9% of the aggregate principal amount of our Second Lien Notes and approximately $55.2 million, or 11.5% of the aggregate principal amount of our Third Lien Notes. The terms of the Commitment Letter provide that we will be entitled to borrow up to $25.0 million in one or more borrowings after March 16, 2010 but prior to July 31, 2010, upon 10 business days notice.  As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes will bear interest at a rate of 15% per annum, payable in kind unless we elect to pay cash, and will be secured by a first lien on the same assets securing the our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee is payable in connection with the Commitment Letter.

As consideration for the Amendment and Waiver, we paid an amendment fee to each of Avenue Capital, Solus, Douglas F. Manchester, a member of our Board of Directors and Navation, Inc. (“Navation”), an entity owned by Allen Salmasi, our Chairman, through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such holder’s existing Notes as of March 16, 2010.  The Fee Notes were paid on March 16, 2010 by the issuance of Senior Notes, Second Lien Notes and Third Lien Notes to Avenue Capital, Solus, Mr. Manchester and Navation, and will accrue interest and become payable in accordance with the terms of the respective Note Agreements.  Avenue Capital received $2.3 million in Senior Notes, $2.8 million in Second Lien Notes and $3.8 million in Third Lien Notes.  Solus received $0.7 million in Senior Notes, $0.8 million in Second Lien Notes and $1.5 million in Third Lien Notes.  Mr. Manchester and Navation each received $1.9 million in Third Lien Notes.  The transactions contemplated by the Amendment and Waiver and the Commitment Letter were approved and recommended to our Board of Directors by an independent committee consisting of members of the Board of Directors who do not have any direct or indirect economic interest in the Notes.

In July 2009, we issued additional Second Lien Notes due 2010 in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Purchaser was Avenue AIV US, L.P., an affiliate of Avenue Capital. In connection with the issuance of the Incremental Notes in July 2009, we issued warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share to the purchaser of the Incremental Notes. The grant-date fair value of the warrants, which totaled $3.5 million, was recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes, and is recognized as additional interest expense over the remaining term of the Second Lien Notes. During the year ended January 2, 2010 Avenue AIV US, L.P. exercised all of these warrants to purchase 7.4 million shares of common stock for 0.1 million net common shares withheld.

Under the terms of the purchase agreements for our Senior Notes and Second Lien Notes, we were required to enter into binding agreements to effect asset sales generating net proceeds of at least $350 million no later than March 31, 2009 and consummate such sales no later than six months following execution of such agreements, unless closing is delayed solely due to receipt of pending regulatory approvals (the “Asset Sale Condition”). We did not meet the Asset Sale Condition. As a result, pursuant to the terms of the note purchase agreements, the interest rate on the Senior Notes increased by 200 basis points effective March 31, 2009 and, on April 8, 2009, we issued additional warrants to purchase an aggregate of 10.0 million shares of our common stock at an exercise price of $0.01 per share to the purchasers of the Second Lien Notes. Of the warrants issued, 7.5 million were issued to Avenue AIV US, L.P. The grant-date fair value of the warrants, which totaled $1.7 million, was recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes, and is recognized as additional interest expense over the remaining term of the Second Lien Notes. During the year ended January 2, 2010 Avenue AIV US, L.P. exercised all of these warrants to purchase 7.4 million shares of common stock for 0.1 million net common shares withheld.

In April 2009, we issued additional warrants to purchase an aggregate of 7.5 million shares of our common stock at an exercise price of $0.01 per share to Avenue AIV US, L.P, as a result of the Asset Sale Condition under the terms of the purchase agreements for our Senior Notes and Second Lien Notes.  During the year ended January 2, 2010 Avenue AIV US, L.P exercised all of these warrants to purchase 7.4 million shares of common stock for 0.1 million net common shares withheld.

Of the Second Lien Notes issued in October 2008, Second Lien Notes in the aggregate principal amount of $78.9 million were purchased by Avenue AIV US, L.P. The issuance of the Second Lien Notes and related transactions were approved by an independent committee of our Board of Directors. Additionally, in connection with the Second Lien Notes issuance, we issued warrants to purchase of 30.0 million shares of our common stock and paid $5.6 million in fees to Avenue AIV US, L.P. During the year ended January 2, 2010 Avenue AIV US, L.P. exercised all of these warrants to purchase 29.4 million shares of common stock for 0.6 million net common shares withheld.

Of our Series A Preferred Stock issued and sold in March 2007, 14%, 14% and 28% of the shares were sold respectively, to Navation, Manchester Financial Group and affiliates of Avenue Capital. These parties also participated on a pro rata basis in the exchange of our Series A Preferred Stock for the Third Lien Notes in November 2008, which was approved by an independent committee of our Board of Directors.

Divestiture Transactions

In November 2009, we sold the majority of the assets and liabilities of our Inquam Broadband GmbH subsidiary (“IBG”) to Inquam Holding GmbH (“IHG”), a new limited liability company formed by the former managing director of IBG, for a nominal amount and recognized a $21.4 million net loss from business divestitures.  In connection with the sale in November 2009, we entered into various ancillary transitional agreements with IHG, none of which are material to us.  Upon closing of the sale, we have no remaining obligations to provide financing to support the ongoing operations of IHG.  Also, in connection with the sale, we entered into an earn out agreement with IHG that provides for payment to us upon the occurrence of specified liquidity event, which includes the sale, lease or contribution of assets to certain third parties, distribution of profits or sale of equity in IHG.  We will continue to receive earn out payments until exhaustion of all specified liquidity events.

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

From the date of sale of the noncontrolling interest in July 2009 through January 2, 2010, PacketVideo recognized $9.5 million and $0.5 million in related party revenues and cost of revenues, respectively, from DOCOMO in the consolidated statements of operations.

As described in Note 5, we sold a controlling interest in our IPWireless subsidiary in December 2008 and sold the remaining noncontrolling interest in November 2009 to IPW Holdings and an affiliate of IPW Holdings. IPW Holdings was formed by the senior management team of IPWireless, including Dr. William Jones, PhD. Dr. Jones resigned from his positions as a member of our board of directors and the chief executive officer of our NextWave Networks Products division concurrent with the closing of the sale. The terms of the sale were approved by an independent committee of our board of directors, which was advised by financial advisors in connection with the structure of the transaction and the fairness of the consideration. We received cash payments totaling $1.0 million and $1.1 million during the years ended January 2, 2010 and December 27, 2008, respectively, in connection with these transactions.

17.	Quarterly Financial Data (unaudited)

The following table summarizes our operating results by quarter for the two fiscal years ended January 2, 2010:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended January 2, 2010(1)(2):
Revenues	$16,911	$12,034	$8,003	$13,745	$50,693
Revenues – related party	—	—	3,842	5,695	9,537
Cost of revenues	6,208	5,511	4,420	5,596	21,735
Cost of revenues – related party	—	—	111	357	468
Net loss from continuing operations(3)	(60,647)	(53,070)	(60,151)	(46,306)	(220,174)
Net loss from discontinued operations, net of gains (losses) on divestiture of discontinued operations and tax(4)	(21,532)	(2,417)	(41,518)	(4,644)	(70,111)
Net loss	(82,179)	(55,487)	(101,669)	(50,950)	(290,285)
Net loss attributed to NextWave common shares	(82,179)	(55,487)	(100,640)	(51,875)	(290,181)
Net loss per share attributed to NextWave common shares – basic and diluted
Continuing operations	$(0.42)	$(0.34)	$(0.36)	$(0.28)	$(1.40)
Discontinued operations	$(0.15)	$(0.02)	$(0.26)	$(0.03)	$(0.44)
Net loss	$(0.57)	$(0.36)	$(0.62)	$(0.31)	$(1.84)
Year Ended December 27, 2008(1)(2):
Revenues	$14,550	$16,563	$16,876	$15,020	$63,009
Cost of revenues	4,629	5,125	4,855	4,210	18,819
Net loss from continuing operations	(35,096)	(33,484)	(14,030)	(16,771)	(99,381)
Net income (loss) from discontinued operations, net of gains (losses) on divestiture of discontinued operations and tax(5)	(59,922)	(50,972)	(219,270)	288	(329,876)
Net loss	(95,018)	(84,456)	(233,300)	(16,483)	(429,257)
Net income (loss) attributed to NextWave common shares(6)	(102,215)	(91,789)	(240,772)	86,869	(347,907)
Basic earnings (loss) per share attributed to NextWave common shares
Continuing operations, including preferred stock dividends and costs and exchange of preferred stock	$(0.45)	$(0.39)	$(0.21)	$0.64	$(0.17)
Discontinued operations	$(0.64)	$(0.50)	$(2.13)	$0.00	$(2.99)
Net income (loss)	$(1.09)	$(0.89)	$(2.34)	$0.64	$(3.16)
Diluted earnings (loss) per share attributed to NextWave common shares(7)
Continuing operations, including preferred stock dividends and costs and exchange of preferred stock	$(0.45)	$(0.39)	$(0.21)	$0.59	$(0.17)
Discontinued operations	$(0.64)	$(0.50)	$(2.13)	$0.00	$(2.99)
Net income (loss)	$(1.09)	$(0.89)	$(2.34)	$0.59	$(3.16)

(1)
We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Fiscal year 2009 is a 53-week year ending January 2, 2010.  Each of the first three quarters in 2009 include 13 weeks and the fourth quarter in fiscal year 2009 includes 14 weeks.  Fiscal year 2008 is a 52-week year ending on December 27, 2008 and each of the four quarters in 2008 includes 13 weeks.

(2)
The results of operations of our Networks segment, which includes our GO Networks, IPWireless and Cygnus subsidiaries, and our Global Services and NextWave Network Product Support strategic business units, our Semiconductor segment and our WiMAX Telecom, Inquam and South American businesses have been reported as discontinued operations for all periods presented.

(3)	Net loss from continuing operations, net of tax, for the first quarter of 2009 includes asset impairment charges totaling $9.5 million.

(4)
Net loss from discontinued operations, net of tax, for the first, second, third and fourth quarters of 2009 includes asset impairment charges totaling $9.9 million, $1.5 million, $42.8 million and $3.5 million, respectively. Net loss from discontinued operations, net of tax, for the fourth quarter of 2009 includes a loss on divestiture of certain of our European businesses of $25.8 million.

(5)
Net loss from discontinued operations, net of tax, for the third quarter of 2008 includes asset impairment charges totaling $167.7 million. Net income from discontinued operations, net of tax, for the fourth quarter of 2008 includes a gain on divestiture of certain of our network infrastructure businesses, including IPWireless, of $31.2 million.

(6)	Net income applicable to common shares for the fourth quarter of 2008 includes the effect of the exchange of our Series A Preferred Stock for the Third Lien Notes of $104.3 million.

(7)
Diluted earnings per share for the fourth quarter of 2008 includes potential common shares from contingently issuable restricted stock of 1.3 million and assumes the conversion of Third Lien Notes during the period subsequent to the exchange of Series A Preferred Stock which adds 37.6 million potential common shares, reduces net income by $104.3 million for the effect of the exchange of Series A Preferred Stock for Third Lien Notes and reduces interest expense by $17.7 million. Diluted earnings per share excludes the effect of the potential exercise of stock options and warrants to purchase 20.4 million shares and 4.7 million potential shares from the assumed conversion of the Series A Preferred Stock during the period prior to the exchange for Third Lien Notes because the effects would be antidilutive.

18.	Subsequent Events

In connection with DOCOMO’s purchase of a 35% interest in our PacketVideo subsidiary in July 2009, DOCOMO was granted certain rights in the event of future transfers of PacketVideo stock or assets, preemptive rights in the event of certain issuances of PacketVideo stock, and a call option exercisable under certain conditions to purchase the remaining shares of PacketVideo at an appraised value.  DOCOMO has expressed its intent to exercise its call option and the parties are currently in discussions concerning the valuation for our remaining PacketVideo shares.  DOCOMO will have an opportunity to determine whether it wishes to proceed with its exercise of the call option following the determination of a valuation for our shares.

On January 22, 2010, we received a Staff Determination letter from the Listing Qualifications Department of NASDAQ indicating that our common stock would be subject to delisting from The NASDAQ Global Market because of non-compliance with the Rule, unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) by the close of business on January 29, 2010.   We requested a hearing on the matter and such hearing occurred on February 25, 2010. On March 26, 2010, the Panel granted our request for continued listing, subject to the conditions that on or before May 1, 2010, we must inform the Panel that we have filed a proxy statement for our annual meeting of stockholders including a vote on a reverse stock split in a ratio sufficient to meet the $1.00 per share requirement for continued listing and on or before July 21, 2010, we must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days.  If we are unable to meet these exception requirements, the Panel will issue a final determination to delist and suspend trading of our common stock.

On March 16, 2010, we entered into an Amendment and Limited Waiver to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes.  Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes.  In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011.  As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes as of March 16, 2010. The Fee Notes were paid on March 16, 2010 by the issuance of $4.3 million in Senior Notes, $3.6 million in Second Lien Notes and $13.3 million in Third Lien Notes and will accrue interest and become payable in accordance with the terms of the respective Note Agreements.

In connection with the March 16, 2010 Amendment and Waiver, we entered into the Commitment Letter with Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus and its affiliates and co-investors, to provide up to $25.0 million in additional financing through the purchase of the Senior Incremental Notes.  Avenue Capital Management II, L.P., is an affiliate of Avenue Capital. Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. As of January 2, 2010, Avenue Capital and its affiliates held shares representing approximately 36.1% of our issued and outstanding common stock, approximately $82.3 million, or 51.1% of the aggregate principal amount of our Senior Notes, approximately $93.9 million, or 78.1% of the aggregate principal amount of our Second Lien Notes and approximately $134.7 million, or 28.2% of the aggregate principal amount of our Third Lien Notes.  As of January 2, 2010, Solus beneficially owned shares representing approximately 9.9% of our issued and outstanding common stock, approximately $27.3 million, or 16.9% of the aggregate principal amount of our Senior Lien Notes, approximately $27.3 million, or 21.9% of the aggregate principal amount of our Second Lien Notes and approximately $55.2 million, or 11.5% of the aggregate principal amount of our Third Lien Notes. The terms of the Commitment Letter provide that we will be entitled to borrow up to $25.0 million in one or more borrowings after March 16, 2010 but prior to July 31, 2010, upon 10 business days notice and subject to the execution of definitive documentation substantially in the form of the definitive agreements governing our existing indebtedness. Such agreements will require us to make customary representations and warranties as a condition to each borrowing. As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes will bear interest at a rate of 15% per annum, payable in kind unless we elect to pay cash, and will be secured by a first lien on the same assets securing the our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee is payable in connection with the Commitment Letter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A (T). Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this Annual Report, have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of January 2, 2010.

 This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  This management report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC applicable to “smaller reporting companies” that permit us to provide only management's report in this Annual Report.

 Changes in Internal Control over Financial Reporting

As more fully described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, we reported that our management identified a control deficiency that represented a material weakness in our internal control over financial reporting as of December 27, 2008. During the first quarter of 2009, we implemented remediation actions required to successfully remediate the identified material weakness, which included supplementing our existing accounting personnel with additional resources with expertise in technical accounting matters.

There was no change in our internal control over financial reporting that occurred during the quarter ended January 2, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information regarding our directors as of January 2, 2010:

Name and present position, if any, with the Company	Age, period served as a director, other business experience
James C. Brailean, Ph.D Class I Director
Dr. Brailean, 48, has served as a director since May 2007. In April 2009, Dr. Brailean was appointed as our Chief Executive Officer, Chief Operating Officer and President. Dr. Brailean was co-founder of our subsidiary PacketVideo Corporation.  Under Dr. Brailean's leadership, PacketVideo has become a leading independent supplier of embedded multimedia solutions for mobile phones and other devices in the world.

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

Dr. Brailean has extensive experience in the wireless multimedia business space as the founder of PacketVideo. This position has given Dr. Brailean specific and in-depth knowledge of our primary operating business, which employs the substantial majority of our employees.  Furthermore, his expertise in both science and engineering related to wireless transmission provide him with a skill-set and knowledge with respect to potential applications for our wireless spectrum holdings.

William H. Webster Class I Director
Judge Webster, 86, has served as a director since our inception.  From 1991 through 2008, Judge Webster served as a senior partner in Milbank, Tweed, Hadley & McCloy LLP's Washington office.  Judge Webster is now a retired partner and continues to specialize in arbitration, mediation and internal investigation. Prior to joining Milbank, Judge Webster began a long and illustrious career in public service. Judge Webster was U.S. Attorney for the Eastern District of Missouri, then a member of the Missouri Board of Law Examiners. In 1970, he was appointed a judge of the U.S. District Court for the Eastern District of Missouri, and then elevated to the U.S. Court of Appeals for the Eighth Circuit. Judge Webster resigned the judgeship to head the Federal Bureau of Investigation for nine years. In 1987, he was sworn in as Director of the Central Intelligence Agency. He led the CIA until his retirement from public office in 1991. Judge Webster has received numerous awards for public service and law enforcement and holds honorary degrees from several colleges and universities. Judge Webster currently serves as Chairman of the Homeland Security Advisory Council.

Judge Webster has served as a member of our Board of Directors since inception and the Board of Directors of our predecessor, NextWave Telecom Inc., since its formation in 1996.  Judge Webster’s service with us and our predecessor provides valuable continuity to our Board of Directors.  In addition, Judge Webster’s experience as an attorney and as a judge provides a diversity of viewpoint and background to our Board.  Judge Webster dedicates substantial time to Board matters, serving as a member of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, of which he also serves as the chairman.

Jack Rosen Class II Director
Mr. Rosen, 63, has served as a director since our inception.  Mr. Rosen is chief executive of several commercial and residential real estate firms and the current Chairman of the American Jewish Congress. In addition, Mr. Rosen oversees a wide array of healthcare, cosmetic and telecommunications business ventures throughout the U.S., Europe and Asia. Active in international government and political affairs, Mr. Rosen has participated in numerous commissions and councils for former President Bush and Clinton. Mr. Rosen is currently a member of the Council on Foreign Relations.

Mr. Rosen has experience in managing other companies in the telecommunications industry both in the United States and internationally. His leadership experience within a wide variety of industries and companies provides him with a unique level of expertise for us and our businesses. Mr. Rosen dedicates substantial time to Board matters, serving as a member of our Compensation Committee and Nominating and Corporate Governance Committee.

Carl E. Vogel Class II Director
Mr. Vogel, 52, is currently a member of the Board of Directors and a Senior Advisor to Dish Network Corporation, a publicly traded company in the multi-channel video business serving in excess of 14 million customers throughout the United States. He is also a partner at SCP Worldwide, a sports, media and entertainment company that owns and operates a variety of companies including the National Hockey League’s St. Louis Blues and Major League Soccer’s Real Salt Lake. Mr. Vogel served as President of Dish Network from September 2006 to February of 2008 and served as Vice Chairman from June 2005 until March 2009. From 2001 until 2005, Mr. Vogel served as the President and CEO of Charter Communications Inc., a publicly-traded company providing cable television and broadband services to approximately six million customers. Between 1997 and 2001, Mr. Vogel held various senior executive positions in companies affiliated with Liberty Media Corporation. Mr. Vogel is also currently serving on the Board of Directors and Audit Committees of Shaw Communications, Inc., a publicly traded diversified communications company providing broadband cable and direct-to-home satellite services in Canada, Universal Electronics Inc., a publicly traded company providing wireless control technology for the connected home and Ascent Media Corporation, a holding public company which provides creative and technical services to the media and entertainment industries.

Mr. Vogel was nominated by Avenue Capital pursuant to the director designation agreement entered into by the Company and Avenue Capital in connection with the Second Lien Notes financing in October 2008.  Affiliates of Avenue Capital hold substantial interests in the Company’s common stock and secured notes and Robert Symington, a Senior Portfolio Manager at Avenue Capital, is a member of the Board.  Mr. Vogel is not affiliated with Avenue Capital and will not receive any compensation from Avenue Capital in connection with his service on the Board.

Mr. Vogel brings to the Board of Directors a great deal of executive level leadership experience in the communications industry as a result of his high level executive roles at Dish Network Corporation, Charter Communications Inc., and Liberty Media Corporation.  Furthermore, Mr. Vogel has extensive experience in reviewing financial statements as a result of his background as a certified public accountant and his role as a chief executive and senior finance executive of public companies.  Mr. Vogel is qualified as an “audit committee financial expert,” applying the listing standards of NASDAQ and in accordance with applicable rules of the SEC as of the date of this Annual Report, and serves as the Chairman of our Audit Committee.

Allen Salmasi Class III Director
Mr. Salmasi, 55, is currently Chairman of the Board of Directors.  Mr. Salmasi served as our Chief Executive Officer and President from the inception of our Company in 2005 through April 2009, when he assumed a Chairman role with a special mandate for maximizing the value of our wireless spectrum assets.  Previously, Mr. Salmasi served as Chairman and CEO of NextWave Telecom, Inc. (“NextWave Telecom”) which he founded in 1995 and subsequently sold to Verizon Wireless in 2005. Prior to NextWave Telecom, Mr. Salmasi was a member of the Board of Directors, President of the Wireless Telecommunications Division, and Chief Strategic Officer of QUALCOMM Inc. He joined QUALCOMM in 1988 as a result of the merger of QUALCOMM and Omninet Corporation, which Mr. Salmasi founded in 1984. Mr. Salmasi initiated and led the development of CDMA technologies, standards and the associated businesses at QUALCOMM until 1995. At Omninet, he conceived and led the development of the first OmniTRACS system, which provides two-way messaging and position reporting services to mobile users.

Mr. Salmasi has extensive experience managing and developing wireless technology companies as a result of his executive roles at Omninet Corporation and QUALCOMM Inc.  He has been a leader in the development of wireless technology and has over 25 years of experience in the telecommunications industry. Mr. Salmasi has a depth of knowledge relating to our business as a result of his role as the Chairman and CEO of NextWave Telecom and, prior to May 5, 2009, Chairman, Chief Executive Officer and President of our Company.  Mr. Salmasi also holds a substantial personal investment in our common stock and in our Third Lien Notes.

Douglas F. Manchester Class III Director
Mr. Manchester, 68, has served as a director of the Company since its inception. He is also chairman of Manchester Financial Group, LP. Mr. Manchester is one of San Diego’s leading private developers. His development projects include hotels, high-rise office buildings, residential properties, industrial parks and championship golf courses and resorts.

Mr. Manchester brings to the board a great deal of familiarity and experience with our Company and our business as a result of having served as a director since our inception.  Mr. Manchester also has extensive experience in the financing, purchasing and sale of assets as a result of his role as chairman of Manchester Financial Corp.  Mr. Manchester dedicates substantial time to Board matters, serving as a member of our Audit Committee and Nominating and Corporate Governance Committee.  Mr. Manchester also holds a substantial interest in our Third Lien Notes.

Robert T. Symington Class III Director
Mr. Symington, 46, has served as a director of the Company since its inception. Mr. Symington joined Avenue Capital Group in 2005 and is the Senior Portfolio Manager for Avenue’s U. S. Funds.  Mr. Symington, through his prior management positions at M.D. Sass Investor Services and Resurgence Asset Management, was an early investor in NextWave Telecom.

Mr. Symington brings to the board a great deal of familiarity and experience with our Company and our business as a result of having served as a director since our inception.  Mr. Symington has a wide range of knowledge of our business and our growth and development as a result of his prior management positions at M.D. Sass Investor Services and Resurgence Asset Management, which were early investors in NextWave Telecom. Mr. Symington is a Senior Portfolio Manager at Avenue Capital. As of January 2, 2010, Avenue Capital and its affiliates held shares representing approximately 36.1% of our issued and outstanding common stock, approximately $82.3 million, or 51.1% of the aggregate principal amount of our Senior Notes, approximately $93.9 million, or 78.1% of the aggregate principal amount of our Second Lien Notes and approximately $134.7 million, or 28.2% of the aggregate principal amount of our Third Lien Notes.  Mr. Symington dedicates substantial time to Board matters, serving as a member of our Compensation Committee, of which he also serves as chairman.

Committees of the Board

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

The Board of Directors has determined that all three members of the Audit Committee, Mr. Douglas F. Manchester, Mr. Carl Vogel and Judge William H. Webster are independent, and that Mr. Vogel is qualified as an “audit committee financial expert,” applying the listing standards of NASDAQ and in accordance with applicable rules of the SEC as of the date of this Annual Report.  Mr. Vogel serves as chairman of the Audit Committee.

The Audit Committee met 9 times in 2009.  The Audit Committee regularly holds meetings at which it meets with our independent registered public accounting firm and without management present.

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

The Compensation Committee’s decisions are made with input from our Chief Executive Officer (except with respect to his own compensation) and, where appropriate, other senior executives.  The Compensation Committee also considers information provided by and the input of our Human Resources department, which evaluates publicly available compensation information along with other sources of data.  The Committee also considers our overall executive compensation policies and goals in making its decisions.  To assist in performing its duties, the Compensation Committee has the authority to engage external compensation consultants and other advisors.  In 2009, the Compensation Committee did not retain any consultants or advisors to assist it in formulating or making executive compensation decisions.

The Compensation Committee met 2 times in 2009.

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

The Nominating and Corporate Governance Committee met 1 time in 2009.

Executive Officers

The following persons currently serve as our executive officers in the capacities indicated below.  Our executive officers are responsible for the management of our operations, subject to the oversight of the Board of Directors. The following table sets forth certain information regarding our executive officers as of January 2, 2010:

Chairman	Allen Salmasi

Chief Executive Officer, Chief Operating Officer and President	Dr. James Brailean

Executive Vice President, Chief Legal Counsel and Secretary	Frank A. Cassou

Executive Vice President, Chief Financial Officer	Francis J. Harding

Biographical information for our executive officers is presented below.  See “Directors” for the biographical information for Mr. Salmasi and Dr. Brailean.

Name	Position
Frank A. Cassou
Frank A. Cassou, 52, is Executive Vice President, Corporate Development and Chief Legal Counsel and Secretary of the Company.  Mr. Cassou held similar positions at NextWave Telecom Inc., which he joined in 1996.  Prior to joining the Company, Mr. Cassou was a partner at the law firm of Cooley Godward LLP, where he practiced corporate law representing telecommunications and technology companies.  He was outside corporate counsel to QUALCOMM Inc. from June 1991 through February 1996, representing the company in its public financing and acquisition transactions, licensing agreements and the formation of strategic partnerships.

Francis J. Harding
Francis J. Harding, 65, has served as Chief Financial Officer of the Company since May 2009 and as Chief Accounting Officer from August 2005 to May 2009.  Mr. Harding has served 20 years in senior financial management roles for international wireless carriers and wireless technology development companies.  Prior to joining the Company, Mr. Harding served as Vice President, Network Finance and Vice President, Finance for Leap Wireless International.  He previously served ten years at QUALCOMM, Inc., where he held senior positions, including Vice President, Corporate Controller, Vice President Finance, CDMA and Vice President Finance, International.  Formerly, Mr. Harding served as Executive Vice President and CFO of Monitor Technologies, Inc., in addition to senior financial roles at LORAL Corporation.  Mr. Harding earned a bachelor degree in mathematics from the University of Massachusetts and an MBA from Alliant International University.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the "Code”), that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer.  Copies of our Code are available without charge upon requests directed to Investor Relations, 10350 Science Center Drive, Suite 210, San Diego, California  92121, and from our website at www.nextwave.com. Any amendments to, or waivers under, our Code which are required to be disclosed by the rules promulgated by the SEC will be disclosed on our website at www.nextwave.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial stockholders, we believe that during the year ended January 2, 2010, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Item 11. Executive Compensation.

2009 Summary Compensation Table

           The following table sets forth information with respect to the compensation of our Named Executive Officers for services in all capacities to us and our subsidiaries:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Allen Salmasi Chairman of the Board of Directors (3)	2009	$425,250	$0	$143,086	$20,413	$588,749
	2008	$777,000	$0	$0	$17,123	$794,123
James C. Brailean Chief Executive Officer, Chief Operating Officer and President (4)	2009	$405,000	$0	$2,326,100	$13,671	$2,744,771
	2008	$363,575	$0	$0	$12,125	$375,700
Frank A. Cassou EVP, Chief Legal Counsel & Secretary	2009	$520,020	$0	$272,370	$20,298	$812,688
	2008	$491,940	$0	$0	$17,123	$509,063
Francis J. Harding EVP, Chief Financial Officer (5)	2009	$328,168	$30,000	$273,869	$13,610	$645,647

1.
The amounts reported in this column represent the aggregate grant date fair value of the options to purchase shares of Company common stock (the “Company Options”) granted to the Named Executive Officers and the aggregate grant date fair value of the option to purchase shares of common stock of PacketVideo (the “PacketVideo Option”) granted to Dr. Brailean during fiscal 2009.  Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions.  The assumptions made in calculating the grant date fair value amounts for the Company Options and the PacketVideo Option granted in fiscal 2009 are incorporated herein by reference to the discussion of those assumptions in footnote 13 to the Company’s financial statements as contained in this Annual Report.  Note that the amounts reported in this column reflect the Company’s accounting cost for these options, and do not correspond to the actual economic value that will be received by the Named Executive Officers from the options.  Company Options with an exercise price of $0.33 per share awarded to the Company’s executive officers on May 19, 2009 (the “May Option Grant Date”) were as follows: Dr. Brailean, 366,666 shares, of which 343,749 were exercisable and 22,917 were unexercisable as of the May Option Grant Date; Mr. Harding, 187,500 shares, of which 172,163 were exercisable and 15,337 were unexercisable as of the May Option Grant Date; Mr. Cassou, 387,783 shares, all of which were exercisable as of the May Option Grant Date; and Mr. Salmasi, 528,082 shares, all of which were exercisable as of the May Option Grant Date.  The unexercisable portion of the option awarded to Dr. Brailean vested in equal installments over 2 months. The unexercisable portion of the option awarded to Mr. Harding will vest in equal installments over 24 months.  Such Company Options will expire on May 18, 2019, if not previously exercised or forfeited. Company Options with an exercise price of $0.42 per share were awarded on August 4, 2009 to Mr. Harding, 600,000 shares, and Mr. Cassou, 450,000 shares, all of which will vest in 48 monthly installments.  Such Company Options will expire on August 3, 2019, if not previously exercised or terminated.  On September 1, 2009, Dr. Brailean was awarded an option to purchase 1,500,000 shares of PacketVideo common stock with an exercise price of $2.78 per share, of which one-fourth will vest on the first anniversary of the grant date.  The remainder of the option will vest in 36 monthly installments thereafter.  The PacketVideo Option will expire on August 31, 2019, if not previously exercised or terminated.

2.	The amounts reported in this column for fiscal 2009 and 2008, respectively, comprise health, disability, and life insurance premiums paid for each of the Named Executive Officers.

3.
On May 4, 2009, Mr. Salmasi assumed the role of Chairman with a special mandate relating to the maximization of the value of the Company’s wireless spectrum assets.  In connection with the March 2010 Amendment to our secured notes, Mr. Salmasi’s compensation has subsequently been reduced to a level commensurate to that of our independent directors.

4.	On May 4, 2009, Dr. Brailean assumed the role of Chief Executive Officer, Chief Operating Officer and President.

5.	On May 4, 2009, Mr. Harding assumed the role of Chief Financial Officer.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

In fiscal 2009, the primary components of our executive compensation program were:

▪	base salary

▪	annual incentives

▪	equity compensation

▪	other benefits

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

In May 2009, Mr. Salmasi assumed the role of Chairman of the Board of Directors with a special mandate relating to the maximization of the value of the Company’s wireless spectrum assets, and his base salary was accordingly reduced.  Also in May 2009, Dr. Brailean assumed the role of Chief Executive Officer, Chief Operating Officer and President of the Company and his base salary was increased in recognition of his increased responsibilities.  Mr. Harding assumed the role of Chief Financial Officer of the Company in May 2009 and his base salary was increased in recognition of his increased responsibilities in this role and as a result of the Company’s global restructuring and divestiture initiatives.

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

Due to our global restructuring initiatives and our overall need to reduce operating costs, the decision was made not to pay annual incentive awards for fiscal 2008 performance.  Mr. Harding received an annual incentive award in 2009 for retention pruposes given his expanded role with the Company. The form of payment for our annual incentive awards is subject to the discretion of the Compensation Committee. In the past, the Compensation Committee has elected to pay out the annual incentive awards in fully-vested shares of the Company’s common stock and cash.

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

On May 19, 2009, the Compensation Committee met to consider equity incentive compensation for officers and employees of the Company.  The Compensation Committee considered the Company’s substantial completion of its global restructuring efforts, the desire to provide officers and employees a continued equity incentive to best align their interests with Company stockholders, and the extent to which the Company’s existing options were substantially underwater (with a weighted average exercise price of $6.42, as compared to the closing price of a share of Company common stock on NASDAQ of $0.33 on May 19).  After considering these factors, and various alternatives, the Compensation Committee approved the grant of new options to purchase an aggregate of

6,378,516 shares of the Company’s common stock at an exercise price of $0.33 per share (the “New Stock Options”) pursuant to the NextWave Wireless Inc. 2005 Stock Incentive Plan.  Each officer and employee received a New Stock Option to purchase a number of shares equal to the aggregate number of shares currently subject to options held by such employee, with commensurate vesting terms.  The New Stock Options will expire on May 18, 2019, if not previously exercised or forfeited.

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

Outstanding Equity Awards at Fiscal Year End

2009 Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information as to the equity awards  held by each of the Named Executive Officers as of the end of fiscal 2009:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)		Option Expiration Date
Allen Salmasi
April 13, 2005	416,666	0		$6.00	4/12/15
April 27, 2006 May 19, 2009	111,416 528,082	0 0		$6.00 0.33	4/26/16 5/18/19
Frank A. Cassou
April 13, 2005	333,333	0		$6.00	4/12/15
April 27, 2006 May 19, 2009 August 4, 2009	54,450 387,783 450,000	0 0 412,500	$ $ $	6.00 0.33 0.42	4/26/16 5/18/19 8/3/19
James C. Brailean
July 20, 2005 May 19, 2009 September 1, 2009(3)	366,666 366,666 0	0 0 1,500,000	$ $ $	6.00 0.33 2.78	7/19/12 5/18/19 8/31/19
Francis J. Harding
August 1, 2005 April 27, 2006	83,333 84,722	00	$ $	6.00 6.00	7/31/15 4/26/16
May 24, 2007 May 19, 2009 August 4, 2009	19,445 187,500 600,000	6,887 0 550,000	$ $ $	9.00 0.33 0.42	5/23/17 5/18/19 8/3/19

(1)
The Company Options granted on April 13, 2005 were immediately exercisable in full as of the option grant date, subject to an unvested share repurchase right (at the option exercise price) in favor of the Company in the event that the Named Executive Officer terminated employment with the Company for any reason prior to the fourth anniversary of the date of grant.  This repurchase right expired in 48 equal monthly installments over a four year period commencing on the date of grant, beginning on May 13, 2005.  As of January 2, 2010, Messrs. Salmasi and Mr. Cassou had no shares that were subject to this repurchase right. The Company Options granted on April 27, 2006 were granted in lieu of a cash incentive award for performance in fiscal 2005 and were vested in full as of the option grant date.

(2)
The Company Options granted on July 20, 2005 become exercisable in 48 equal monthly installments over a four year period commencing on the date of grant, beginning on August 20, 2005.  The Company Options granted on May 19, 2009 were immediately exercisable in full as of the option grant date, with the exception of 25,667 options granted to Dr. Brailean and 15,000 options granted to Mr.

Harding.  The unexercisable portion of the Company Option awarded to Dr. Brailean vested in equal monthly installments over two months commencing on the date of grant, beginning on June 19, 2009. The unexercisable portion of the Company Option awarded to Mr. Harding will vest in equal monothly installments over 24 months commencing on the date of grant, beginning on June 19, 2009.  The Company Options granted on August 4, 2009 become exercisable in 48 equal monthly installments over a four year period commencing on the date of grant, beginning on September 4, 2009.

(3)
One-fourth of the PacketVideo Option granted on September 1, 2009 is exercisable commencing one year after the date of grant, beginning on September 1, 2010. The remaining shares become exercisable in 36 monthly installments thereafter.

Director Compensation

2009 Director Compensation Table

The following table sets forth, for the fiscal year ended January 2, 2010, the total compensation of the non-employee members of the Company’s Board of Directors:

Name (1)	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)	Total ($)
Douglas F. Manchester	$76,750	$152,962	$229,712
Jack Rosen	$74,750	$143,785	$218,535
Robert T. Symington	$81,500	$146,385	$227,885
Carl E. Vogel	$10,417	$1,289,868	$1,300,285
William H. Webster	$81,500	$156,892	$238,392

(1)	As employees of the Company, Mr. Salmasi and Dr. Brailean received no compensation for serving as members of the Company’s Board of Directors.

(2)
The Company’s standard fee arrangements for non-employee directors are as follows: a $2,000 cash fee for each Board meeting attended in person, a $1,000 cash fee for each telephonic Board meeting attended, and a $750 cash fee for each Board committee meeting attended. In January 2009 the Board of Directors also approved a $40,000 annual retainer for each non-employee director.  Also in January of 2009, the non-employee directors (other than Mr. Vogel) also received an annual stock option grant of 350,000 shares of the Company’s common stock for service on the Board of Directors, with 200,000 shares subject to immediate vesting and 150,000 shares subject to vesting over one year in equal monthly increments.  In addition, each non-employee director (except for Mr. Vogel) received an annual stock option grant of 8,500 shares of the Company’s common stock for service on each Board committee in respect of their fiscal 2008 service.  The Board granted to Mr. Vogel an option to purchase an aggregate of 2.5 million shares of the Company’s common stock pursuant to the Company’s 2005 Stock Incentive Plan subject to vesting in 24 equal monthly installments.

(3)
The amounts reported in the Option Awards column represent the aggregate grant date fair value of the Company Options granted to the non-employee directors during fiscal 2009.  Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions.  The assumptions made in calculating the grant date fair value amounts for the Company Options granted in fiscal 2009 and in prior years are incorporated herein by reference to the discussion of those assumptions in footnote 13 to the Company’s financial statements as contained in this Annual Report. Note that the amounts reported in this column reflect the Company’s accounting cost for these Company Options, and do not correspond to the actual economic value that will be received by the non-employee directors from the Company Options.

The aggregate number of shares subject to stock options outstanding as of January 2, 2010 for each of the non-employee directors was as follows:

Name	Number of Shares Underlying Outstanding Options
Douglas F. Manchester (a)	751,652
Jack Rosen (b)	693,165
Robert T. Symington (c)	709,498
Carl E. Vogel (d)	2,500,000
William H. Webster (e)	744,832

(a)
Includes an option to purchase 12,743 shares of the Company’s common stock with an exercise price of $1.96 per share, granted on September 15, 2004; an option to purchase 50,000 shares of the Company’s common stock with an exercise price of $6.00 per share, granted on April 13, 2005; an option to purchase 8,333 shares of the Company’s common stock with an exercise price of $6.00 per share, granted on April 27, 2006; an option to purchase 52,000 shares of the Company’s common stock with an exercise price of $11.80 per share granted on February 26, 2007; an option to purchase

65,000 shares of the Company’s common stock with an exercise price of $4.79 per share granted on March 28, 2008; an option to purchase 375,500 shares of the Company’s common stock with an exercise price of $0.31 per share granted on January 12, 2009; and an option to purchase 188,076 shares of the Company’s common stock with an exercise price of $0.38 per share granted on June 11, 2009.

(b)
Includes an option to purchase 33,333 shares of the Company’s common stock with an exercise price of $6.00 per share, granted on April 13, 2005; an option to purchase 8,333 shares of the Company’s common stock with an exercise price of $6.00 per share, granted on April 27, 2006; an options to purchase 43,500 shares of the Company’s common stock with an exercise price of $11.80 per share granted on February 26, 2007; an option to purchase 8,500 shares of the Company’s common stock with an exercise price of $9.00 per share granted on May 24, 2007;  an option to purchase 65,000 shares of the Company’s common stock with an exercise price of $4.79 per share granted on March 28, 2008; an option to purchase 375,500 shares of the Company’s common stock with an exercise price of $0.31 per share granted on January 12, 2009; and an option to purchase 158,999 shares of the Company’s common stock with an exercise price of $0.38 per share granted on June 11, 2009.

(c)
Includes an option to purchase 33,333 shares of the Company’s common stock with an exercise price of $6.00 per share, granted on April 13, 2005; an option to purchase 16,666 shares of the Company’s common stock with an exercise price of $6.00 per share, granted on April 27, 2006; an option to purchase 52,000 shares of the Company’s common stock with an exercise price of $11.80 per share granted on February 26, 2007; an option to purchase 65,000 shares of the Company’s common stock with an exercise price of $4.79 per share granted on March 28, 2008; an option to purchase 375,500 shares of the Company’s common stock with an exercise price of $0.31 per share granted on January 12, 2009; and an option to purchase 166,999 shares of the Company’s common stock with an exercise price of $0.38 per share granted on June 11, 2009.

(d)	Includes an option to purchase 2.5 million shares of the Company’s common stock with an exercise price of $0.59 per share, granted on November 11, 2009.

(e)
Includes an option to purchase 50,000 shares of the Company’s common stock with an exercise price of $6.00 per share, granted on April 13, 2005; an option to purchase 8,333 shares of the Company’s common stock with an exercise price of $6.00 per share, granted on April 27, 2005; an option to purchase 60,500 shares of the Company’s common stock with an exercise price of $11.80 per share granted on February 26, 2007; an option to purchase 75,000 shares of the Company’s common stock with an exercise price of $4.79 per share granted on March 28, 2008; an option to purchase 384,000 shares of the Company’s common stock with an exercise price of $0.31 per share granted on January 12, 2009; and an option to purchase 166,999 shares of the Company’s common stock with an exercise price of $0.38 per share granted on June 11, 2009.

Perquisites and other personal benefits provided to each of the non-employee directors in fiscal 2009 were, in the aggregate, less than $10,000 per director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is certain information as of March 17, 2010, with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, of our common stock by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock and our outstanding preferred stock, (b) each director and nominee for director, (c) each of the executive officers named in the Summary Compensation Table and (d) all of our executive officers and directors as a group.  Unless otherwise stated, the business address of each person listed is c/o NextWave Wireless Inc., 10350 Science Center Drive, Suite 210, San Diego, California 92121.

	Securities Beneficially Owned
Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Outstanding

Principal Security Holders:
Navation Inc. (1)	21,897,960	13.4%
Avenue Capital Group (2)	62,254,490	36.1%
Sola Ltd. (3)	16,726,663	9.9%
Officers, Directors and Nominees:
James C. Brailean (4)	740,413	*

Frank A. Cassou (5)	3,298,441	2.1%
Francis J. Harding (6)	494,329	*
Douglas F. Manchester (7)	7,883,972	4.8%
Jack Rosen (8)	865,623	*
Allen Salmasi (9)	31,394,401	19.0%
Robert T. Symington (10)	727,472	*
Carl E. Vogel (11)	729,167	*
William H. Webster (12)	850,040	1%
All directors and officers as a group	46,992,920	26.5%

                       * Less than 1%

The shares beneficially owned and ownership percentages reflected in the table above are based on the inclusion in the calculations for each individual or entity of (i) options held by such individual or entity that are exercisable within a period of 60 days from the record date, (ii) convertible Third Lien Notes held by such individual or entity that are convertible within a period of 60 days from the record date and (iii) warrants held by such individual or entity that are exercisable within a period of 60 days from the record date, as applicable.

(1)
The address for Navation, Inc. is c/o Mr. Alain Tripod, 15, rue Général-Dufour, Case Postale 5556, CH - 1211 Genéve 11, Switzerland. Includes 6,804,086 shares issuable upon conversion of Third Lien Notes.

(2)
Based on the Schedule 13D filed by Avenue Capital Group and its affiliates on November 19, 2008, as amended on December 18, 2009.  The address for Avenue Capital Group is 535 Madison Avenue, New York, NY 10022.  Robert T. Symington, a member of the NextWave Board of Directors, is a portfolio manager of an Avenue Capital Group affiliate.  Includes 13,608,170 shares issuable upon conversion of Third Lien Notes and 706,790 shares underlying options held by Mr. Symington that are exercisable within 60 days.  Marc Lasry is the managing member of Avenue Capital Management II GenPar, LLC, the general partner of Avenue Capital II and exercises voting and investment power over the securities beneficially owned by Avenue Capital II and by the funds thereof.

(3)
Based on the Schedule 13G filed by Solus Alternative Asset Management LP, Solus GP LLC and Christopher Pucillo on February 16, 2010.  The address for Sola Ltd is 430 Park Avenue, 9th floor, New York, NY 10022.  Includes 6,250,000 shares held as common stock with the remainder being held as notes and warrants which were convertible into 10,476,663 shares of common stock.  Mr. Pucillo is the managing member of Solus GP LLC, the general partner of Solus Alternative Asset Management LP and exercises voting and investment power over the securities beneficially owned by Solus Alternative Asset Management LP.  The Third Lien Notes and warrants held by Sola Ltd. and its affiliates provide that in no event will any holder of such securities be entitled to receive common stock upon exercise or conversion to the extent (but only to the extent) that such receipt would cause Sola Ltd. and its affiliates to become, directly or indirectly, a beneficial owner of more than 9.9% of the shares of our common stock outstanding at such time.

(4)	Includes 733,332 shares underlying options that are exercisable within 60 days.

(5)	Includes 858,899 shares underlying options that are exercisable within 60 days.

(6)	Includes 494,329 shares underlying options that are exercisable within 60 days.

(7)
Represents shares held by Douglas F. Manchester directly and indirectly through each of Manchester Financial Group, LP and Manchester Grand Resorts, LP. Includes 12,743 shares underlying options to purchase our common stock, arising from the conversion of options to purchase CYGNUS common stock that were converted into NextWave options in November 2006, 6,804,086 shares issuable upon conversion of Third Lien Notes and 748,944 shares underlying options that are exercisable within 60 days.

(8)	Includes 690,457 shares underlying options that are exercisable within 60 days.

(9)
Allen Salmasi is Chief Executive Officer of Navation, Inc. Mr. Salmasi may be deemed to beneficially own the shares of common stock held or record by Navation, Inc. Represents shares held by Allen Salmasi directly and indirectly through Navation, Inc. Includes 6,804,086 shares issuable upon conversion of Third Lien Notes and 528,082 shares underlying options that are exercisable within 60 days.

(10)	Includes 706,790 shares underlying options that are exercisable within 60 days.

(11)	Includes 729,167 shares underlying options that are exercisable within 60 days

(12)	Includes 741,707 shares underlying options that are exercisable within 60 days.

Securities Authorized for Issuance under Equity Compensation Plans

We granted options exercisable to purchase 15,419,632 shares of common stock through 400 stock option awards under all of our compensation plans during the fiscal year ended January 2, 2010.

Information about our equity compensation plans at January 2, 2010 is as follows:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	17,844,966	$1.95	518,537
Equity compensation plans not approved by security holders (2)	3,397,256	$6.14	9,770,000
Total	21,242,222	$2.62	10,288,537

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

  In July 2005, NextWave acquired PacketVideo Corporation, which became our wholly-owned subsidiary following the closing of the acquisition.  In August 2005, the Board of Directors of PacketVideo Corporation adopted the PacketVideo Corporation 2005 Equity Incentive Plan (the “PacketVideo Plan”), pursuant to which employees of PacketVideo Corporation  were authorized to receive up to 1,375,000 shares of our common stock upon the exercise of stock options and similar rights (after giving effect to the conversion described below).  The PacketVideo Plan was subsequently amended on two occasions to increase the aggregate number of authorized shares to a total of 1,833,333 shares of our common stock. Pursuant to the terms of the PacketVideo Plan, on January 3, 2007, when we listed our common stock on the Nasdaq Global Market, each outstanding option, exercised or not, under the PacketVideo Plan was automatically converted from an option or other award to purchase PacketVideo common stock into an option or other award to purchase shares of NextWave common stock.  The PacketVideo Plan was not approved by our stockholders.

Under the NASDAQ Marketplace Rules, listed issuers are permitted to grant compensatory equity to new employees for the purpose of inducing such persons to enter into an employment relationship with the issuer without stockholder approval.  The 2007 New Employee Stock Incentive Plan described below was adopted by NextWave without stockholder approval pursuant to the inducement exemption.

In February 2007, NextWave adopted the 2007 New Employee Stock Incentive Plan to offer shares of NextWave common stock for equity awards to our new hires and the new hires of our subsidiaries, including new employees who have joined us in connection with acquisitions.  The 2007 New Employee Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors of NextWave, and provides for the grant of up to 2,500,000 shares of NextWave common stock to our new hires as compensatory equity aimed at inducing such persons to enter into an employment relationship with us.  This plan was then amended to provide up to 5,000,000 shares of NextWave common stock to our new hires.

As of January 2, 2010, options to acquire a total of 112,982 shares of common stock are issued and outstanding under the 2007 New Employee Stock Incentive Plan, leaving 4,887,018 options available for future grant under the plan

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transaction with Related Persons

In connection with the March 16, 2010 Amendment and Waiver, we entered into the Commitment Letter with Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus Core Opportunities Master Fund Ltd (“Solus”) and its affiliates and co-investors, to provide up to $25.0 million in additional financing through the purchase of the Senior Incremental Notes.  Avenue Capital Management II, L.P., is an affiliate of Avenue Capital. Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. As of January 2, 2010, Avenue Capital and its affiliates held shares representing approximately 36.1% of our issued and outstanding common stock, approximately $82.3 million, or 51.1% of the aggregate principal amount of our Senior Notes, approximately $93.9 million, or 78.1% of the aggregate principal amount of our Second Lien Notes and approximately $134.7 million, or 28.2% of the aggregate principal amount of our Third Lien Notes.  As of January 2, 2010, Solus beneficially owned shares representing approximately 9.9% of our issued and outstanding common stock, approximately $27.3 million, or 16.9% of the aggregate principal amount of our Senior Lien Notes, approximately $26.3 million, or 21.9% of the aggregate principal amount of our Second Lien Notes and approximately $55.2 million, or 11.5% of the aggregate principal amount of our Third Lien Notes.  The terms of the Commitment Letter provide that we will be entitled to borrow up to $25.0 million in one or more borrowings after March 16, 2010 but prior to July 31, 2010, upon 10 business days notice.  As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes will bear interest at a rate of 15% per annum, payable in kind unless we elect to pay cash, and will be secured by a first lien on the same assets securing the our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee is payable in connection with the Commitment Letter.

As consideration for the Amendment and Waiver, we paid an amendment fee to each of Avenue Capital, Solus, Douglas F. Manchester, a member of our Board of Directors and Navation, Inc. (“Navation”), an entity owned by Allen Salmasi, our Chairman, through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such holder’s existing Notes as of March 16, 2010.  The Fee Notes were paid on March 16, 2010 by the issuance of Senior Notes, Second Lien Notes and Third Lien Notes to Avenue Capital, Solus, Mr. Manchester and Navation, and will accrue interest and become payable in accordance with the terms of the respective Note Agreements.  Avenue Capital received $2.3 million in Senior Notes, $2.8 million in Second Lien Notes and $3.8 million in Third Lien Notes.  Solus received $0.7 million in Senior Notes, $0.8 million in Second Lien Notes and $1.5 million in Third Lien Notes.  Mr. Manchester and Navation each received $1.9 million in Third Lien Notes.  The transactions contemplated by the Amendment and Waiver and the Commitment Letter were approved and recommended to our Board of Directors by an independent committee consisting of members of the Board of Directors who do not have any direct or indirect economic interest in the Notes.

In July 2009, we issued additional Second Lien Notes due 2010 in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Purchaser was Avenue AIV US, L.P., an affiliate of Avenue Capital. In connection with the issuance of the Incremental Notes in July 2009, we issued warrants to purchase 7.5 million shares of our common stock at an exercise price of $0.01 per share to the purchaser of the Incremental Notes. The grant-date fair value of the warrants, which totaled $3.5 million, was recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes, and is recognized as additional interest expense over the remaining term of the Second Lien Notes. During the year ended January 2, 2010 Avenue AIV US, L.P. exercised all of these warrants to purchase 7.4 million shares of common stock for 0.1 million net common shares withheld.

Under the terms of the purchase agreements for our Senior Notes and Second Lien Notes, we were required to enter into binding agreements to effect asset sales generating net proceeds of at least $350 million no later than March 31, 2009 and consummate such sales no later than six months following execution of such agreements, unless closing is delayed solely due to receipt of pending regulatory approvals (the “Asset Sale Condition”). We did not meet the Asset Sale Condition. As a result, pursuant to the terms of the note purchase agreements, the interest rate on the Senior Notes increased by 200 basis points effective March 31, 2009 and, on April 8, 2009, we issued additional warrants to purchase an aggregate of 10.0 million shares of our common stock at an exercise price of $0.01 per share to the purchasers of the Second Lien Notes. Of the warrants issued, 7.5 million were issued to Avenue AIV US, L.P. The grant-date fair value of the warrants, which totaled $1.7 million, was recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes, and is recognized as additional interest expense over the remaining term of the Second Lien Notes. During the year ended January 2, 2010 Avenue AIV US, L.P. exercised all of these warrants to purchase 7.4 million shares of common stock for 0.1 million net common shares withheld.

Of the Second Lien Notes issued in October 2008, Second Lien Notes in the aggregate principal amount of $78.9 million were purchased by Avenue AIV US, L.P. The issuance of the Second Lien Notes and related transactions were approved by an independent committee of our Board of Directors. Additionally, in connection with the Second Lien Notes issuance, we issued warrants to purchase of 30.0 million shares of our common stock and paid $5.6 million in fees to Avenue AIV US, L.P. During the year ended January 2, 2010 Avenue AIV US, L.P. exercised all of these warrants to purchase 29.4 million shares of common stock for 0.6 million net common shares withheld.

Of our Series A Preferred Stock issued and sold in March 2007, 14%, 14% and 28% of the shares were sold respectively, to Navation, Manchester Financial Group and affiliates of Avenue Capital. These parties also participated on a pro rata basis in the exchange of our Series A Preferred Stock for the Third Lien Notes in November 2008, which was approved by an independent committee of our Board of Directors.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees (in thousands) for services related to fiscal years 2009 and 2008 provided by Ernst & Young LLP, our principal accountants.

	Fiscal 2009	Fiscal 2008
Audit Fees (1)	$1,588	$1,728
Audit-Related Fees (2)	$77	$116
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0

(1)
Audit Fees represent fees billed for professional services rendered for the audit of our annual consolidated financial statements, including reviews of our quarterly financial statements, as well as audit services provided in connection with other regulatory filings in connection with our fiscal 2009 and 2008 filings of registration statements on Form 10-K, Form 10-Q, Form S-1, and Form 8-K.

(2)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements.

(3)	Tax Fees represent fees for professional services related to tax reporting, compliance and transaction services assistance.

(4)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.

The Audit Committee of the Board of Directors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by our principal accountant, Ernst & Young LLP. The policy requires that all services Ernst & Young LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal 2009 and fiscal 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

None.

(b) Exhibits

Number	Description
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

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A filed November 7, 2006)

4.2	Form of Station 4, LLC Warrant (incorporated by reference to Exhibit 4.2 to the Form 10)

4.3
Certificate of Elimination of Series A Senior Convertible Preferred Stock of NextWave Wireless Inc. (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.4
Senior Note Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and PacketVideo Corporation, as subsidiary guarantors, the note purchasers party thereto and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A of NextWave Wireless LLC filed September 8, 2006)

4.5
Second Lien Subordinated Note Purchase Agreement, dated October 9, 2008, among NextWave Wireless Inc., NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as guarantors, Avenue AIV US, L.P. and Sola Ltd, as the note purchasers, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.6
Third Lien Subordinated Exchange Note Exchange Agreement, dated October 9, 2008, among NextWave Wireless Inc., NextWave Wireless LLC., as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as guarantors, the note purchasers party thereto, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.7	Warrant Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Sola Ltd. (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.8
Registration Rights Agreement, dated October 9, 2008, between NextWave Wireless Inc., Avenue AIV US, L.P. and Sola Ltd. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.9
First Amendment to the Senior Note Purchase Agreement, dated March 12, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC and the holders named therein and the guarantors named therein, relating to the Company’s 7% Senior Secured Noted due 2010 (incorporated by reference to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.10
Second Amendment to the Senior Note Purchase Agreement, dated as of September 26, 2008, among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.11
Amendment and Limited Waiver dated April 1, 2009 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed April 2, 2009)

4.12
Amendment and Limited Waiver dated June 22, 2009 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (1)

4.13
Amendment and Limited Waiver dated March 16, 2010 among among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (1)

Number	Description

4.14
Designated Director Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Avenue Capital Management II, L.P. (incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.15	Warrant Agreement, dated April 8, 2009, between NextWave Wireless Inc. and Sola Ltd. (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K filed April 14, 2009)

4.16
Second Lien Incremental Indebtedness Agreement, dated July 2, 2009, between NextWave Wireless Inc., NextWave LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc. and WCS Wireless License Subsidiary, LLC and Avenue AIV US, L.P. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed August 6, 2009)

4.17
Acknowledgment to Registration Rights Agreement, dated July 2, 2009, by NextWave Wireless Inc. (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of NextWave Wireless Inc. filed August 6, 2009)

10.1
Second Lien Parent Guaranty, dated October 9, 2008, by and among NextWave Wireless Inc., The Bank of New York Mellon, as collateral agent and the note purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.2
Second Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.3
Second Lien Pledge and Security Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.4
Second Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.5
Intercreditor Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., as Issuer and Guarantor, NextWave Wireless LLC, as issuer and Guarantor, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc. and Packetvideo Corporation, as subsidiary guarantors, the Bank of New York, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.6
Third Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.7
Third Lien Pledge and Security Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.8
Third Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.9
Senior Secured Notes Commitment Letter, dated  March 16, 2010, by and among NextWave Wireless LLC, NextWave Wireless Inc., Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Sola Ltd. (1)

10.10	Spectrum Acquisition Agreement between AWS Wireless Inc. and T-Mobile License LLC, dated July 17, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 23, 2008)

10.11
Securities Purchase Agreement, dated March 28, 2007, by and among NextWave Wireless Inc. and the Purchasers listed on Schedule I (the “Purchasers”) thereto (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.12
Registration Rights Agreement, dated March 28, 2007, among NextWave Wireless Inc. and the Purchasers (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.13
Guaranty, dated as of July 17, 2006, by and among NextWave Broadband, Inc., NW Spectrum Co., AWS Wireless Inc., PacketVideo Corporation and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of NextWave Wireless, Inc. filed on July 21, 2006)

10.14
Parent Guaranty, dated as of July 17, 2006, between NextWave Wireless Inc. and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of NextWave Wireless, Inc. filed on July 21, 2006)

10.15
Pledge and Security Agreement, dated as of July 17, 2006, by and among NextWave Wireless LLC, the undersigned direct and indirect subsidiaries of NextWave Wireless LLC, each additional Grantor that may become a party thereto and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of NextWave Wireless, Inc. filed on July 21, 2006)

10.16
Registration Rights Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of NextWave Wireless, Inc. filed on July 21, 2006)

Number	Description

10.17
Acquisition Agreement by and among NextWave Telecom Inc., Cellco Partnership D/B/A Verizon Wireless and VZW Corp., dated as of November 4, 2004 (incorporated by reference to Exhibit 10.4 to the Form 10)

10.18	NextWave Wireless Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 on Form S-8 filed January 19, 2007)*

10.19	NextWave Wireless Inc. 2005 Stock Incentive Plan Award Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed December 7, 2006)*

10.20	NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)*

10.21
First Amendment to the NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of NextWave Wireless Inc. filed July 13, 2007)*

10.22	PacketVideo Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on May 1, 2006)*

10.23	CYGNUS Communications, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Form 10)*

10.24
Letter Agreement, dated May 6, 2009, between Francis J. Harding and NextWave Wireless Inc. regarding Employment Benefits (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of NextWave Wireless Inc. filed May 7, 2009)*

10.25
Stock Purchase Agreement, dated July 2, 2009, by and among PacketVideo Corporation, NextWave Wireless Inc., NextWave Broadband Inc. and NTT DOCOMO, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NextWave Wireless Inc. filed August 6, 2009)

10.26
Stockholders’ Agreement, dated as of July 2, 2009 by and among PacketVideo Corporation, NextWave Wireless Inc., NextWave Broadband Inc. and NTT DOCOMO, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NextWave Wireless Inc. filed August 6, 2009)

10.27
Amended and Restated Certificate of Incorporation of PacketVideo Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NextWave Wireless Inc. filed August 6, 2009)

14.1	NextWave Wireless Inc. Code of Business Conduct and Ethics (available on the Company’s website at http://www.nextwave.com)

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of James Brailean, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Francis J. Harding, Chief Financial Officer(1)

32.1	Section 1350 Certification of James Brailean, Chief Executive Officer(1)

32.2	Section 1350 Certification of Francis J. Harding, Chief Financial Officer(1)
________________________
*           These exhibits relate to management contracts or compensatory plans or arrangements.

(1)           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2010.

NEXTWAVE WIRELESS INC.

By:	/s/ Francis J. Harding
Francis J. Harding
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

Chief Executive Officer and President
/s/ James Brailean	(Principal Executive Officer)	April 1, 2010
James Brailean
Executive Vice President – Chief Financial Officer
/s/ Francis J. Harding	(Principal Financial Officer)	April 1, 2010
Francis J. Harding

/s/ Allen Salmasi	Chairman of the Board of Directors	April 1, 2010
Allen Salmasi

Director
Douglas Manchester

/s/ Jack Rosen	Director	April 1, 2010
Jack Rosen

/s/ Robert T. Symington	Director	April 1, 2010
Robert T. Symington

/s/ Carl E. Vogel	Director	April 1, 2010
Carl E. Vogel

/s/ William H. Webster	Director	April 1, 2010
William H. Webster

INDEX TO EXHIBITS

Number	Description
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

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A filed November 7, 2006)

4.2	Form of Station 4, LLC Warrant (incorporated by reference to Exhibit 4.2 to the Form 10)

4.3
Certificate of Elimination of Series A Senior Convertible Preferred Stock of NextWave Wireless Inc. (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.4
Senior Note Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and PacketVideo Corporation, as subsidiary guarantors, the note purchasers party thereto and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A of NextWave Wireless LLC filed September 8, 2006)

4.5
Second Lien Subordinated Note Purchase Agreement, dated October 9, 2008, among NextWave Wireless Inc., NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as guarantors, Avenue AIV US, L.P. and Sola Ltd, as the note purchasers, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.6
Third Lien Subordinated Exchange Note Exchange Agreement, dated October 9, 2008, among NextWave Wireless Inc., NextWave Wireless LLC., as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as guarantors, the note purchasers party thereto, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.7	Warrant Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Sola Ltd. (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.8
Registration Rights Agreement, dated October 9, 2008, between NextWave Wireless Inc., Avenue AIV US, L.P. and Sola Ltd. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.9
First Amendment to the Senior Note Purchase Agreement, dated March 12, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC and the holders named therein and the guarantors named therein, relating to the Company’s 7% Senior Secured Noted due 2010 (incorporated by reference to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.10
Second Amendment to the Senior Note Purchase Agreement, dated as of September 26, 2008, among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.11
Amendment and Limited Waiver dated April 1, 2009 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed April 2, 2009)

4.12
Amendment and Limited Waiver dated June 22, 2009 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (1)

4.13
Amendment and Limited Waiver dated March 16, 2010 among among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (1)

4.14
Designated Director Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Avenue Capital Management II, L.P. (incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.15	Warrant Agreement, dated April 8, 2009, between NextWave Wireless Inc. and Sola Ltd. (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K filed April 14, 2009)

Name	Description

4.16
Second Lien Incremental Indebtedness Agreement, dated July 2, 2009, between NextWave Wireless Inc., NextWave LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc. and WCS Wireless License Subsidiary, LLC and Avenue AIV US, L.P. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed August 6, 2009)

4.17
Acknowledgment to Registration Rights Agreement, dated July 2, 2009, by NextWave Wireless Inc. (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of NextWave Wireless Inc. filed August 6, 2009)

10.1
Second Lien Parent Guaranty, dated October 9, 2008, by and among NextWave Wireless Inc., The Bank of New York Mellon, as collateral agent and the note purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.2
Second Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.3
Second Lien Pledge and Security Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.4
Second Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.5
Intercreditor Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., as Issuer and Guarantor, NextWave Wireless LLC, as issuer and Guarantor, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc. and Packetvideo Corporation, as subsidiary guarantors, the Bank of New York, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.6
Third Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and Packetvideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.7
Third Lien Pledge and Security Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.8
Third Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.9
Senior Secured Notes Commitment Letter, dated  March 16, 2010, by and among NextWave Wireless LLC, NextWave Wireless Inc., Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Sola Ltd (1)

10.10	Spectrum Acquisition Agreement between AWS Wireless Inc. and T-Mobile License LLC, dated July 17, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 23, 2008)

10.11
Securities Purchase Agreement, dated March 28, 2007, by and among NextWave Wireless Inc. and the Purchasers listed on Schedule I (the “Purchasers”) thereto (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.12
Registration Rights Agreement, dated March 28, 2007, among NextWave Wireless Inc. and the Purchasers (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)

10.13
Guaranty, dated as of July 17, 2006, by and among NextWave Broadband, Inc., NW Spectrum Co., AWS Wireless Inc., PacketVideo Corporation and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of NextWave Wireless, Inc. filed on July 21, 2006)

10.14
Parent Guaranty, dated as of July 17, 2006, between NextWave Wireless Inc. and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of NextWave Wireless, Inc. filed on July 21, 2006)

10.15
Pledge and Security Agreement, dated as of July 17, 2006, by and among NextWave Wireless LLC, the undersigned direct and indirect subsidiaries of NextWave Wireless LLC, each additional Grantor that may become a party thereto and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of NextWave Wireless, Inc. filed on July 21, 2006)

10.16
Registration Rights Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of NextWave Wireless, Inc. filed on July 21, 2006)

10.17
Acquisition Agreement by and among NextWave Telecom Inc., Cellco Partnership D/B/A Verizon Wireless and VZW Corp., dated as of November 4, 2004 (incorporated by reference to Exhibit 10.4 to the Form 10)

10.18	NextWave Wireless Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 on Form S-8 filed January 19, 2007)*

10.19	NextWave Wireless Inc. 2005 Stock Incentive Plan Award Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed December 7, 2006)*

Number

10.20	NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)*

10.21
First Amendment to the NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of NextWave Wireless Inc. filed July 13, 2007)*

10.22	PacketVideo Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on May 1, 2006)*

10.23	CYGNUS Communications, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Form 10)*

10.24
Letter Agreement, dated May 6, 2009, between Francis J. Harding and NextWave Wireless Inc. regarding Employment Benefits (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of NextWave Wireless Inc. filed May 7, 2009)*

10.25
Stock Purchase Agreement, dated July 2, 2009, by and among PacketVideo Corporation, NextWave Wireless Inc., NextWave Broadband Inc. and NTT DOCOMO, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NextWave Wireless Inc. filed August 6, 2009)

10.26
Stockholders’ Agreement, dated as of July 2, 2009 by and among PacketVideo Corporation, NextWave Wireless Inc., NextWave Broadband Inc. and NTT DOCOMO, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NextWave Wireless Inc. filed August 6, 2009)

10.27
Amended and Restated Certificate of Incorporation of PacketVideo Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NextWave Wireless Inc. filed August 6, 2009)

14.1	NextWave Wireless Inc. Code of Business Conduct and Ethics (available on the Company’s website at http://www.nextwave.com)

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of James Brailean, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Francis J. Harding, Chief Financial Officer(1)

32.1	Section 1350 Certification of James Brailean, Chief Executive Officer(1)

32.2	Section 1350 Certification of Francis J. Harding, Chief Financial Officer(1)

________________________
*           These exhibits relate to management contracts or compensatory plans or arrangements.

(1)           Filed herewith.