Form 10-Q
period 2010-04-03
NextWave Wireless Inc.
filed 2010-05-18
CIK 1374993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
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

As of May 10, 2010, there were 157,458,914 shares of the Registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I. Financial Information
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits
Signatures
Index to Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
NEXTWAVE WIRELESS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)
	April 3, 2010	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,893	$20,157
Restricted cash and marketable securities	26,119	24,477
Accounts receivable, net of allowance for doubtful accounts of $16 and $23 at April 3, 2010 and January 2, 2010, respectively	3,025	5,115
Accounts receivable – related party	2,243	—
Wireless spectrum licenses held for sale	62,773	62,868
Deferred contract costs	1,261	1,632
Prepaid expenses and other current assets	4,088	4,467
Current assets of discontinued operations	9,070	9,520
Total current assets	116,472	128,236
Wireless spectrum licenses, net – continuing operations	407,241	409,156
Goodwill	38,181	38,899
Other intangible assets, net	13,376	14,674
Property and equipment, net	3,422	3,729
Other assets, including assets measured at fair value of $1,134 and $1,227 at April 3, 2010 and January 2, 2010, respectively	7,696	8,096
Total assets	$586,388	$602,790
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,746	$1,952
Accrued expenses	10,317	13,358
Current portion of long-term obligations	86,222	86,154
Deferred revenue	4,817	4,786
Deferred revenue – related party	2,211	6,797
Other current liabilities	559	10,803
Current liabilities of discontinued operations	12,350	12,383
Total current liabilities	119,222	136,233
Deferred income tax liabilities	90,200	89,701
Long-term obligations, net of current portion	648,675	641,950
Other liabilities	5,551	10,563
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 157,459 and 157,037 shares issued and outstanding at April 3, 2010 and January 2, 2010, respectively	157	157
Additional paid-in-capital	885,545	884,321
Accumulated other comprehensive income	14,567	14,437
Accumulated deficit	(1,193,870)	(1,190,520)
Stockholders’ deficit attributed to NextWave	(293,601)	(291,605)
Noncontrolling interest in subsidiary	16,341	15,948
Total stockholders’ deficit	(277,260)	(275,657)
Total liabilities and stockholders’ deficit	$586,388	$602,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	Three Months Ended
	April 3, 2010	March 28, 2009
Revenues	$10,836	$16,911
Revenues – related party	7,069	—
Total revenues	17,905	16,911
Operating expenses:
Cost of revenues	5,151	6,208
Cost of revenues – related party	303	—
Engineering, research and development	5,256	6,095
Sales and marketing	2,797	2,834
General and administrative	8,810	11,798
Asset impairment charges (credits)	(4)	9,479
Restructuring charges (credits)	(7)	2,758
Total operating expenses	22,306	39,172
Gain on sale of wireless spectrum licenses	164	3
Loss from operations	(4,237)	(22,258)
Other income (expense):
Interest income	95	224
Interest expense	(44,090)	(36,740)
Gain on extinguishment of debt	37,988	—
Other income (expense), net	10,793	(1,686)
Total other income (expense), net	4,786	(38,202)
Income (loss) from continuing operations before income taxes	549	(60,460)
Income tax provision	275	187
Net income (loss) from continuing operations	274	(60,647)
Loss from discontinued operations, net of losses on divestiture of discontinued operations of $1 and $53 and income tax benefits of $178 and $0, respectively	(3,190)	(21,532)
Net loss	(2,916)	(82,179)
Less net income attributed to noncontrolling interest in subsidiaries – continuing operations	(434)	—
Net loss attributed to NextWave	$(3,350)	$(82,179)
Amounts attributed to NextWave common shares:
Loss from continuing operations, net of tax	$(160)	$(60,647)
Loss from discontinued operations, net of tax	(3,190)	(21,532)
Net loss attributed to NextWave common shares	$(3,350)	$(82,179)
Net loss per share attributed to NextWave common shares – basic and diluted
Continuing operations	$—	$(0.42)
Discontinued operations	(0.02)	(0.15)
Net loss	$(0.02)	$(0.57)
Weighted average shares used in per share calculation	169,625	145,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended
	April 3, 2010	March 28, 2009
OPERATING ACTIVITIES
Net loss	$(2,916)	$(82,179)
Loss from discontinued operations, net of tax	(3,190)	(21,532)
Income (loss) from continuing operations	274	(60,647)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Amortization of intangible assets	2,922	3,083
Depreciation	418	430
Non-cash share-based compensation	1,448	890
Non-cash interest expense	43,871	34,383
Gain on extinguishment of debt	(37,988)	—
Asset impairment charges	—	9,480
Other non-cash adjustments	(239)	66
Changes in operating assets and liabilities:
Accounts receivable	(184)	1,407
Deferred contract costs	(61)	1,242
Prepaid expenses and other current assets	323	181
Other assets	(551)	165
Accounts payable and accrued liabilities	(13,595)	(15,914)
Deferred revenue	(4,157)	(8,386)
Other current liabilities	185	1,883
Net cash used in operating activities of continuing operations	(7,334)	(31,737)
INVESTING ACTIVITIES
Proceeds from the sale of wireless spectrum licenses	164	1,740
Purchase of property and equipment	(148)	(33)
Other, net	91	181
Net cash provided by investing activities of continuing operations	107	1,888
FINANCING ACTIVITIES
Payments on long-term obligations	(3,707)	(1,321)
Proceeds from the sale of common shares	141	—
Net cash used in financing activities of continuing operations	(3,566)	(1,321)
Cash used by discontinued operations:
Net cash used in operating activities of discontinued operations	(1,297)	(11,341)
Net cash provided by (used in) investing activities of discontinued operations	118	(66)
Net cash used in financing activities of discontinued operations	—	(15)
Net cash used by discontinued operations	(1,179)	(11,422)
Effect of foreign currency exchange rate changes on cash	(359)	(13)
Net decrease in cash and cash equivalents	(12,331)	(42,605)
Cash and cash equivalents, beginning of period	20,512	61,517
Cash and cash equivalents, end of period	8,181	18,912
Less cash and cash equivalents of discontinued operations, end of period	(288)	(209)
Cash and cash equivalents of continuing operations, end of period	$7,893	$18,703
NONCASH FINANCING ACTIVITIES
Senior, Second and Third Lien Notes issued to noteholders in exchange for debt modification fees	$21,249	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of NextWave Wireless Inc. (together with its subsidiaries, “NextWave”, “we”, “our” or “us”) are unaudited. We have prepared the condensed consolidated financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments necessary to fairly state our financial position, results of operations and cash flows, including adjustments related to asset impairment write-offs and restructuring-related charges. These condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended January 2, 2010, from which the balance sheet data was derived, included in our Annual Report on Form 10-K filed with the SEC on April 2, 2010.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We generated net losses attributable to NextWave of $3.4 million and $82.2 million for the three months ended April 3, 2010 and March 28, 2009, respectively, and have an accumulated deficit of $1.2 billion at April 3, 2010. Our net income from continuing operations of $0.3 million for the three months ended April 3, 2010 includes a $38.0 million noncash gain on extinguishment of debt resulting from the debt modification of our Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”) in March 2010, as described below, which was treated as an extinguishment of debt for accounting purposes.   Without this gain, we would have reported a loss from continuing operations of $37.7 million for the three months ended April 3, 2010.  We used cash from operating activities of our continuing operations of $7.3 million and $31.7 million during the three months ended April 3, 2010 and March 28, 2009, respectively. Our total unrestricted cash and cash equivalents held by continuing operations at April 3, 2010 totaled $7.9 million. We had a net working capital deficit of $2.8 million at April 3, 2010.

 We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from our issuance of our 7% Senior Secured Notes (the “Senior Notes”) in July 2006, the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) in March 2007, which, in October 2008, we exchanged for Third Lien Notes in the aggregate principal amount of $478.3 million, and the net proceeds of $101.0 million from our issuance of Senior Subordinated Secured Second Lien Notes (the “Second Lien Notes”) in October 2008 and July 2009. We did not receive any proceeds from the issuance of the Third Lien Notes.

In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, in the second half of 2008, our Board of Directors approved the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses and our semiconductor business. The actions completed as a result of our global restructuring initiative are described in more detail below under the heading “Discontinued Operations”.

 Effective as of March 16, 2010, we entered into an Amendment and Limited Waiver (the “Amendment and Waiver”) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes.  Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes.  In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011.  As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  After giving effect to the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated.  In addition, under the Amendment and Waiver, we will be entitled to incur additional indebtedness under the Senior Notes up to an aggregate principal amount of $25.0 million (and any increases due to the payment-in-kind of interest thereon).  The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million and, after payment in full of certain designated Senior Notes with an aggregate principal amount of $54.5 million at April 3, 2010, permits us to retain up to $37.5 million of asset sale proceeds for general working capital purposes and permitted investments, subject to reduction in the amount of any net proceeds from the issuance of additional Senior Notes pursuant to the $25.0 million in additional financing described below. As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes.

The Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the modification date for accounting purposes.  The new issue of Third Lien Notes was recorded at fair value using a discount rate of 40%, and that amount was used to determine the net debt extinguishment gain of $38.0 million recognized during the three months ended April 3, 2010, in other income in the accompanying consolidated statements of operations. The net gain of $38.0 million was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the Third Lien noteholders.  The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense for financial reporting purposes.

 In connection with the Amendment and Waiver, we entered into a binding commitment letter (the “Commitment Letter”) with Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto (“Avenue”), and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors (“Solus”), to provide up to $25.0 million in additional financing through the purchase of additional Senior Notes (the “Senior Incremental Notes”).   The terms of the Commitment Letter provide that we are entitled to borrow up to $25.0 million in one or more borrowings after March 16, 2010 but prior to July 31, 2010, upon 10 business days notice and subject to the execution of definitive documentation substantially in the form of the definitive agreements governing our existing indebtedness.  Such agreements will require us to make customary representatives and warranties as a condition to each borrowing.  As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes will bear interest at a rate of 15% per annum, payable in kind unless we elect to pay cash, and will be secured by a first lien on the same assets securing our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee was payable in connection with the Commitment Letter.

In 2010, we have capital expenditure needs associated with certain build-out or substantial service requirements. These requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. The substantial service build-out deadline for our domestic WCS spectrum is July 21, 2010. The substantial service deadline for EBS/BRS spectrum is May 1, 2011; however, most of our EBS leases require us to complete most build out activities in 2010, in advance of the Federal Communications Commission’s (“FCC’s”) substantial service deadline.  We also have certain build-out requirements internationally through 2013, and failure to make those service demonstrations could also result in license forfeiture.  With respect to our domestic WCS spectrum we entered into a third party arrangement pursuant to which the third party agreed to meet our build-out requirements at its cost in exchange for the right to access certain of our WCS spectrum. The third party has completed some of the construction and is in the process of marketing to customers, but the third party has failed to meet certain milestones under its agreement with us and has informed us that it will be unable to complete the build out at its cost.  We are in the process of terminating our access relationship with the third party and continuing the build out ourselves at our cost with the assistance of a consultant group with experience in wireless network build outs.  We plan to use funds from the $25.0 million in additional financing described above to complete the build out, perform sales and marketing and operate the network.  However, at this time there can be no assurance that we will be able to complete the build out in accordance with the substantial service requirements by the FCC’s substantial service deadline of July 21, 2010.  If we fail to meet the substantial service requirements by the FCC substantial service deadline, the licenses for which we have not met the requirements may not be renewed by the FCC.

We believe that the completion of our asset divestiture and cost reduction actions, our current cash and cash equivalents, projected revenues and cash flows from our Multimedia segment, our ability to pay payment-in-kind interest in lieu of cash interest to the holders of our secured notes, and access to $25.0 million of additional incremental Senior Notes will allow us to meet our estimated operational cash requirements at least through March 2011.  Should we be unable to achieve the revenues and/or cash flows through March 2011 as contemplated in our current operating plan, or if we were to incur significant unanticipated expenditures in excess of our available asset sales and incremental Senior Notes proceeds, including with respect to our performance of the WCS build-out, or we are unable to draw funds under the Commitment Letter, we will seek to identify additional capital resources including the use of our remaining $10.0 million of incremental Second Lien Notes debt basket, and will implement certain additional actions to reduce our working capital requirements including staff reductions.

Discontinued Operations

In 2010 we continued to pursue wireless spectrum license sales, the net proceeds of which will be used to reduce our outstanding indebtedness thereby reducing the interest costs payable in future years. We are also actively pursuing the sale or wind-down of various remaining portions of our WiMax Telecom business in Europe and spectrum operations in South America.

We have classified the businesses comprising our Semiconductor segment as well as our WiMAX Telecom, Inquam and South American businesses, which are included in our Strategic Initiatives segment, as discontinued operations for all periods presented.

The carrying amounts of the assets and liabilities of our discontinued operations are as follows:
(in thousands)	April 3, 2010	January 2, 2010
Cash and cash equivalents	$288	$355
Restricted cash	274	415
Accounts receivable, net of allowance for doubtful accounts of $172 and $182	434	448
Inventory, prepaid expenses and other assets	5,261	5,303
Property and equipment, net	2,813	2,999
Asset of discontinued operations	9,070	9,520
Wireless spectrum licenses included in wireless spectrum licenses held for sale	13,133	14,934
Total assets of discontinued operations	$22,203	$24,454
Accounts payable	$1,973	$1,907
Accrued expenses	959	837
Deferred revenue, current portion of long-term obligations and other current liabilities	684	781
Deferred income tax liabilities	4,350	4,529
Long-term obligations, net of current portion	4,273	4,205
Other liabilities	111	124
Total liabilities of discontinued operations	$12,350	$12,383

The results of operations of our discontinued segments are as follows:
	Three Months Ended
(in thousands)	April 3, 2010	March 28, 2009
Revenues	$845	$1,237
Operating expenses:
Cost of revenues	957	1,713
Engineering, research and development	(220)	3,535
Sales and marketing	120	716
General and administrative	714	1,611
Asset impairment charges	1,716	9,869
Restructuring charges	861	4,648
Total operating expenses	4,148	22,092
Net gains on business divestitures	1	53
Loss from operations	(3,302)	(20,802)
Other income (expense), net	(66)	(730)
Loss before income taxes	(3,368)	(21,532)
Income tax benefit	178	—
Net loss from discontinued operations attributed to NextWave	$(3,190)	$(21,532)

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned subsidiaries as of April 3, 2010 and March 28, 2009, and for the three months then ended, respectively. Noncontrolling interest represents the noncontrolling shareholder’s proportionate share of the net equity in our consolidated subsidiary, PacketVideo Corporation (“PacketVideo”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2010 is a 52-week year ending on January 1, 2011 and fiscal year 2009 is a 53-week year ending on January 2, 2010. The three month periods ending on April 3, 2010 and March 28, 2009 include 13 weeks each.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We adopted this guidance on January 3, 2010. The adoption did not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) for revenue recognition related to multiple-deliverable revenue arrangements. This ASU provides amendments to the existing criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, eliminate the residual method of allocation of arrangement consideration to all deliverables and require the use of the relative selling price method in allocation of arrangement consideration to all deliverables, require the determination of the best estimate of a selling price in a consistent manner, and significantly expand the disclosures related to the multiple-deliverable revenue arrangements. The amendments are effective for our fiscal year 2011 with early adoption permitted. We are currently evaluating the impact of adopting these amendments on our consolidated financial statements.

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

In June 2009, the FASB issued updated accounting guidance which amends current accounting guidance on the consolidation of variable interest entities, to require us to perform an analysis of our existing investments to determine whether our variable interest or interests give us a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. It also amends current accounting guidance to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The updated accounting guidance is effective for our fiscal year beginning January 3, 2010. Our adoption of the updated accounting guidance did not have a material impact on our consolidated financial statements.

2.	Wireless Spectrum Licenses

We continue to market for sale our wireless spectrum holdings. Any sale or transfer of the ownership of our wireless spectrum holdings is generally subject to regulatory approval. We are required to use the net proceeds from the sale of our wireless spectrum licenses to redeem our Senior Notes, Second Lien Notes and Third Lien Notes, subject to our right to retain up to $37.5 million of such proceeds for general working capital purposes and permitted investments, after reduction for any net proceeds from the issuance of Senior Incremental Notes.

During the three months ended April 3, 2010, we received lease revenue, pending completion of the sale of certain of our owned WCS spectrum licenses in the United States to a third party, of $0.3 million, and after deducting incremental costs of $0.1 million, recognized a gain of $0.2 million.

During the three months ended March 28, 2009, we completed the sale of certain of our owned AWS spectrum licenses in the United States to a third party for net proceeds, after deducting direct and incremental selling costs, of $1.7 million, and recognized a gain on the sale of $3,000. The net proceeds from the sale were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest.

We anticipate that certain of our remaining wireless spectrum licenses will be sold within the next twelve months. Accordingly, at April 3, 2010, we classified wireless spectrum holdings with a carrying value of $62.8 million as assets held for sale, and, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing these assets. As of April 3, 2010, the aggregate net carrying value of our remaining wireless spectrum license assets that are not considered held for sale was $407.2 million, which includes $79.1 million of asset value allocated as a result of related deferred tax liabilities determined in accordance with accounting guidance for acquired temporary differences in certain purchase transactions that are not accounted for as business combinations.

Through our continued efforts to sell our wireless spectrum licenses in Europe and Argentina during 2010, we determined that the carrying value of certain of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build out obligations in Europe during this time period. Accordingly, during the three months ended April 3, 2010, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Argentina to their estimated fair value and recognized asset impairment charges of $1.7 million, all of which is reported in discontinued operations.

During the three months ended March 28, 2009, we determined that the carrying value of our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Germany exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses which occurred in April 2009.  Accordingly, during the three months ended March 28, 2009, we wrote-down the carrying value of our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Germany to their estimated fair value and recognized asset impairment charges of $16.2 million, of which $9.4 million is reported in continuing operations and $6.8 million is reported in discontinued operations.

3.	Asset Impairment Charges

Long-Lived Assets

In connection with our global restructuring initiative, we reviewed our long-lived assets for impairment and, during the three months ended March 28, 2009, determined that indicators of impairment were present for certain long-lived assets. Accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.  The impaired assets primarily consist of research and development equipment utilized in our discontinued semiconductor business. Accordingly, during the three months ended March 28, 2009, we recognized asset impairment charges of $3.2 million, of which $3.1 million is reported as an asset impairment charge in discontinued operations and $0.1 million is reported as an asset impairment charge in continuing operations.

There are inherent estimates and assumptions underlying the projected cash flows utilized in the recoverability assessment and management’s judgment is required in the application of this information to the determination of the recovery value of the assets. No assurance can be given that the underlying estimates and assumptions will materialize as anticipated.

4.	Restructuring Charges

The following summarizes the restructuring activity for the three months ended April 3, 2010 and March 28, 2009 and the related restructuring liabilities:
(in thousands)	Balance at Beginning of Year	Charges to Expense	Cash Payments	Other(1)	Balance at End of Period
For the Three Months Ended April 3, 2010
Lease abandonment and facility closure costs(2)	$1,750	$(5)	$—	$—	$1,745
Other related costs, including contract termination costs, selling costs and legal fees	349	969	(147)	—	1,171
Total	$2,099	$964	$(147)	$—	$2,916
Continuing operations	$1,833	$103			$1,875
Discontinued operations	266	861			1,041
Total	$2,099	$964			$2,916
For the Three Months Ended March 28, 2009
Employee termination costs	$237	$4,741	$(4,851)	$—	$127
Lease abandonment and facility closure costs	1,616	1,433	(572)	1,831	4,308
Other related costs, including contract termination costs, selling costs and legal fees	2,668	1,232	(2,482)	—	1,418
Total	$4,521	$7,406	$(7,905)	$1,831	$5,853
Continuing operations(3)	$3,492	$2,758			$5,362
Discontinued operations	1,029	4,648			491
Total	$4,521	$7,406			$5,853

_________________________
(1)	Other adjustments during the three months ended March 28, 2009 represent the reversal of deferred charges.
(2)
The reduction in lease abandonment and facility closure costs expense during the three months ended April 3, 2010 represents $0.1 million in reductions in our estimated lease liabilities, partially offset by interest accretion expense on long-term obligations resulting from the renegotiation of one of our abandoned lease liabilities, which is reported in interest expense of continuing operations in the consolidated statements of operations.

(3)
Included in the restructuring charges of continuing operations for the three months ended March 28, 2009 is $1.4 million of lease abandonment and facility closure costs related to certain shared facilities and costs related to the divestiture and closure of discontinued businesses totaling $1.2 million.

5.	Long-Term Obligations

Long-term obligations held by continuing operations consist of the following:
(dollars in thousands)	April 3, 2010	January 2, 2010
15% Senior Secured Notes due July 2011, net of unamortized discounts of $8,307 and $6,177 at April 3, 2010 and January 2, 2010, respectively, and stated interest rates of 15% and 14% for payment-in-kind interest at April 3, 2010 and January 2, 2010, respectively, and 9% for cash interest at January 2, 2010	$170,051	$162,076
15% Senior-Subordinated Secured Second Lien Notes due November 2011, net of unamortized discounts of $14,016 and $13,182 at April 3, 2010 and January 2, 2010, respectively, and stated interest rates of 15% and 14% at April 3, 2010 and January 2, 2010, respectively	135,431	127,573
12% Third Lien Subordinated Secured Convertible Notes due December 2011, net of unamortized discounts of $164,623 and $134,230 at April 3, 2010 and January 2, 2010, respectively and stated interest rates of 12% and 7.5% at April 3, 2010 and January 2, 2010, respectively	383,843	389,869
Wireless spectrum leases, net of unamortized discounts of $15,973 and $16,556 at April 3, 2010 and January 2, 2010, respectively; expiring from 2011 through 2036 with one to five renewal options ranging from 10 to 15 years each	22,673	25,768
Collateralized non-recourse bank loan with interest at 30-day LIBOR plus 0.25%; principal and interest due upon sale of auction rate securities; secured by auction rate securities	21,376	21,406
Other	1,523	1,412
Long-term obligations	734,897	728,104
Less current portion	(86,222)	(86,154)
Long-term portion	$648,675	$641,950

Effective as of March 16, 2010, we entered into the Amendment and Waiver (Note 1) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes.  Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes.  In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011.  As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum beginning March 16, 2010 and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum beginning March 16, 2010, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  After giving effect to the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated. As a result of the Amendment and Waiver, we classified $59.8 million of the long term obligations as current obligations based on our estimated repayment obligation upon the sale of our Held For Sale assets as required by the Senior Notes, Second Lien Notes, and Third Lien Notes. In addition, under the Amendment and Waiver, we will be entitled to incur additional indebtedness under the Senior Notes up to an aggregate principal amount of $25.0 million (and any increases due to the payment-in-kind of interest thereon).  The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million and, after payment in full of certain designated Senior Notes (the “Priority Notes”) with an aggregate principal amount of $54.5 million at April 3, 2010, permits us to retain up to $37.5 million of asset sale proceeds for general working capital purposes and permitted investments, subject to reduction in the amount of any net proceeds from the issuance of additional Senior Notes pursuant to the $25.0 million additional financing described below. The Amendment and Waiver also eliminates the redemption premium on all Notes.  As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes (the “Fee Notes”) under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes as of March 16, 2010. The Fee Notes were paid on March 16, 2010 through the issuance of $4.3 million in Senior Notes, $3.6 million in Second Lien Notes and $13.3 million in Third Lien Notes.

We determined that the Senior Note and Second Lien Note debt instruments prior to and after the March 16, 2010 Amendment and Waiver are not substantially different and, therefore, do not receive debt extinguishment accounting treatment in accordance with generally accepted accounting principles. Under modification accounting, new effective interest rates are determined as of the modification date based on the carrying amount of the original debt instrument and the revised cash flows.  The Fee Notes and the fair value of any new embedded derivatives are considered to be associated with the modified debt instruments and, along with existing unamortized discounts, are amortized as an adjustment to interest expense over the remaining term of the modified debt instruments using the effective interest method.

The automatic extension of the maturity date of our Senior Notes from July 17, 2011 to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes, constitutes an embedded derivative. Accordingly, we have bifurcated the estimated fair value of the embedded derivative from the carrying value of the Senior Notes upon modification and recognized subsequent changes in the fair value of the embedded derivative against income. We measured the estimated fair value of the Senior Notes embedded derivative using a probability-weighted discounted cash flow model, which includes management assumptions of the probability of occurrence of certain conditions, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes. The initial estimated fair value of the Senior Notes embedded derivative at March 16, 2010 of $0.2 million was recorded as a decrease in the carrying value of the Senior Notes and the estimated fair value of the embedded derivative of $0.2 million at April 3, 2010 is reported in other long-term liabilities in the accompanying consolidated balance sheets. The change in the estimated fair value of the embedded derivative of $9,000 during the three months ended April 3, 2010, was recognized as a charge to other income (expense) in the accompanying consolidated statements of operations.

The requirements to redeem the Second Lien Notes upon an asset sale and a change in control constitute embedded derivatives. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the carrying value of the Second Lien Notes and recognized subsequent changes in the fair value of the embedded derivatives against income. We measured the estimated fair value of the Second Lien Notes embedded derivatives using a probability-weighted discounted cash flow model, which includes management assumptions of the probability of occurrence of a redemption of the Second Lien Notes upon an asset sale and a change in control. The estimated fair value of the Second Lien Notes embedded derivatives of $0.2 million and $9.9 million at April 3, 2010 and January 2, 2010, respectively, are reported in other long-term liabilities in the accompanying consolidated balance sheets. Changes in the estimated fair value of the embedded derivatives of $9.6 million and $(19,000) during the three months ended April 3, 2010 and March 28, 2009, respectively, were recognized as credits (charges) to other income (expense) in the accompanying consolidated statements of operations. The reduction in the fair value of the embedded derivative liabilities and the $9.6 million credit to other income (expense) during the three months ended April 3, 2010 resulted primarily from the Amendment and Waiver which eliminated the redemption premiums required upon an asset sale or change in control.

The Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the modification date for accounting purposes.  The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, which represents the estimated incremental borrowing rate of our Third Lien Notes that was determined by a third party valuation group, and that amount was used to determine a net debt extinguishment gain of $38.0 million that was recognized during the three months ended April 3, 2010 in other income in the accompanying consolidated statements of operations. The net gain of $38.0 million was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the Third Lien noteholders.  The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense for financial reporting purposes.

The requirements to redeem the Third Lien Notes upon an asset sale and a change in control constitute embedded derivatives. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the fair value of the Third Lien Notes upon the effective reissuance of the Third Lien Notes at March 16, 2010, and recognized subsequent changes in the fair value of the embedded derivatives against income. We measured the estimated fair value of the Third Lien Notes embedded derivatives using a probability-weighted discounted cash flow model, which includes management assumptions of the probability of occurrence of a redemption of the Third Lien Notes upon an asset sale and a change in control. The initial estimated fair value of the Third Lien Notes embedded derivatives of $3.7 million was recorded as a reduction in the carrying value of the Third Lien Notes and the estimated fair values of the embedded derivatives of $3.6 million at April 3, 2010, are reported in other long-term liabilities in the accompanying consolidated balance sheets. Changes in the estimated fair value of the embedded derivatives of $0.1 million during the three months ended April 3, 2010, were recognized as charges to other income (expense) in the accompanying consolidated statements of operations.

In connection with the Amendment and Waiver, we entered into the Commitment Letter (Note 1) with Avenue and Solus to provide up to $25.0 million in additional financing through the purchase of the Senior Incremental Notes (Note 1), also referred to as the Priority Notes.  The terms of the Commitment Letter provide that we are entitled to borrow up to $25.0 million in one or more borrowings after March 16, 2010 but prior to July 31, 2010, upon 10 business days notice and subject to the execution of definitive documentation substantially in the form of the definitive agreements governing our existing indebtedness.  Such agreements will require us to make customary representatives and warranties as a condition to each borrowing. As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes will bear interest at a rate of 15% per annum, payable in kind unless we elect to pay cash, and will be secured by a first lien on the same assets securing our Senior Notes, on a pari passu basis.   The Amendment and Waiver also requires redemption of any outstanding Priority Notes before redeeming any other

Senior Notes that may be outstanding.  No commitment fee or structuring fee was payable in connection with the Commitment Letter.  In April 2010, we borrowed $7.0 million in cash and issued Senior Incremental Notes in the same amount, of which $5.6 million and $1.4 million in Senior Incremental Notes were issued to Avenue and Solus, respectively.  We have given notice to Avenue and Solus of our intent to utilize the remaining amount of the facility and expect to issue $18 million in additional Senior Incremental Notes in May 2010 in connection with such borrowing.

6.	Related Party Transactions

Debt-Related Transactions

In connection with the March 16, 2010 Amendment and Waiver, we entered into the Commitment Letter (Note 1) with Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors, to provide up to $25.0 million in additional financing through the purchase of the Senior Incremental Notes.  Avenue Capital Management II, L.P., is an affiliate of Avenue Capital. Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. As of April 3, 2010, Avenue Capital and its affiliates owned shares of our issued and outstanding common stock such that Avenue Capital would be considered a related party, $93.0 million, or 52% of the aggregate principal amount of our Senior Notes, $116.3 million, or 78% of the aggregate principal amount of our Second Lien Notes and $154.5 million, or 28% of the aggregate principal amount of our Third Lien Notes. As of April 3, 2010, Solus owned shares of our issued and outstanding common stock such that Solus would be considered a related party, $30.8 million, or 17% of the aggregate principal amount of our Senior Lien Notes, $33.1 million, or 22% of the aggregate principal amount of our Second Lien Notes and $63.3 million, or 12% of the aggregate principal amount of our Third Lien Notes. The terms of the Commitment Letter provide that we will be entitled to borrow up to $25.0 million in one or more borrowings after March 16, 2010 but prior to July 31, 2010, upon 10 business days notice.  As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes will bear interest at a rate of 15% per annum, payable in kind unless we elect to pay cash, and will be secured by a first lien on the same assets securing our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee is payable in connection with the Commitment Letter. In April 2010, we received cash of $5.6 million and $1.4 million issued Senior Incremental Notes in the same amount to Avenue Capital and Solus, respectively.

 As consideration for the Amendment and Waiver, we paid an amendment fee to each of Avenue, Solus, Douglas F. Manchester, a member of our Board of Directors and Navation, Inc. (“Navation”), an entity owned by Allen Salmasi, our Chairman, through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such holder’s existing Notes as of March 16, 2010.  The Fee Notes were paid on March 16, 2010 by the issuance of Senior Notes, Second Lien Notes and Third Lien Notes to Avenue Capital, Solus, Mr. Manchester and Navation, and will accrue interest and become payable in accordance with the terms of the respective Note Agreements.  Avenue Capital received $2.3 million in Senior Notes, $2.8 million in Second Lien Notes and $3.7 million in Third Lien Notes.  Solus received $0.7 million in Senior Notes, $0.8 million in Second Lien Notes and $1.5 million in Third Lien Notes.  Mr. Manchester and Navation each received $1.9 million in Third Lien Notes.  The transactions contemplated by the Amendment and Waiver and the Commitment Letter were approved and recommended to our Board of Directors by an independent  committee consisting of members of the Board of Directors who do not have any direct or indirect economic interest in the Notes.

Revenue Transactions

In connection with NTT DOCOMO, Inc.’s ("DOCOMO"), a customer of PacketVideo, purchase of a 35% interest in our PacketVideo subsidiary in July 2009, DOCOMO was granted certain rights in the event of future transfers of PacketVideo stock or assets, preemptive rights in the event of certain issuances of PacketVideo stock, and a call option exercisable under certain conditions to purchase the remaining shares of PacketVideo at an appraised value.  DOCOMO has expressed its intent to exercise its call option.  DOCOMO will have an opportunity to determine whether it wishes to proceed with its exercise of the call option following the completion of a third party valuation of our shares for the purpose of the exercise.  We have retained an independent financial advisor to render the valuation, which we expect to be completed in the second quarter of 2010.  At this time, there can be no assurance as to the valuation that will be obtained or as to DOCOMO’s ultimate decision to exercise its call option.

 PacketVideo sells a version of its multimedia player to DOCOMO for installation into DOCOMO handset models.  During the three months ended April 3, 2010, PacketVideo recognized $7.1 million and $0.3 million in related party revenues and cost of revenues, respectively, from DOCOMO in the consolidated statements of operations.

7.	Comprehensive Loss

Comprehensive loss and comprehensive loss attributable to the noncontrolling interest in subsidiary and NextWave are as follows:

	Three Months Ended
(in thousands)	April 3, 2010	March 28, 2009
Net loss	$(2,916)	$(82,179)
Foreign currency translation adjustment	(293)	(3,893)
Total comprehensive loss	(3,209)	(86,072)
Less comprehensive income attributable to noncontrolling interest in subsidiary	11	—
Comprehensive loss attributable to NextWave	$(3,220)	$(86,072)

8.	Net Loss Per Common Share Information

Basic and diluted net loss per common share for the three months ended April 3, 2010 and March 28, 2009 is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the respective periods, without consideration of common stock equivalents.  Our weighted average number of common shares outstanding includes the weighted average number of 12.5 million and 41.9 million for warrants exercisable for shares of our common stock that were outstanding during the three months ended April 3, 2010 and March 28, 2009, respectively, as they are issuable for an exercise price of $0.01 each. At April 3, 2010, 12.5 million of these warrants remained outstanding.

 The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted income (loss) per share as they are antidilutive. The share amounts are determined using a weighted average of the common stock equivalents outstanding during the respective periods.

	Three Months Ended
(in thousands)	April 3, 2010	March 28, 2009
Third Lien Notes	47,454	43,997
Outstanding stock options	20,754	15,979

9.	Stockholders’ Deficit

Changes in shares of common stock, stockholders’ deficit attributable to NextWave and the noncontrolling interest in subsidiary and total stockholders’ deficit for the three months ended April 3, 2010 are as follows:
(in thousands)	Shares of Common Stock	Stockholders’ Deficit Attributable to NextWave	Noncontrolling Interest in Subsidiary	Total Stockholders’ Deficit
Balance at January 2, 2010	157,037	$(291,605)	$15,948	$(275,657)
Shares issued for stock options exercised	422	141	—	141
Share-based compensation expense	—	1,083	382	1,465
Foreign currency translation adjustment	—	130	(423)	(293)
Net income (loss)	—	(3,350)	434	(2,916)
Balance at April 3, 2010	157,459	$(293,601)	$16,341	$(277,260)

10.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance:
		Fair Value Measurements at April 3, 2010 Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At April 3, 2010
Cash and cash equivalents	$8,181	$8,181	$—	$—
Auction rate securities(1)	24,116	—	—	24,116
Auction rate securities rights(2)	1,134	—	—	1,134
Embedded derivatives (3)	4,133	—	—	4,133
At January 2, 2010
Cash and cash equivalents	$20,512	$20,512	$—	$—
Auction rate securities(1)	24,023	—	—	24,023
Auction rate securities rights(2)	1,227	—	—	1,227
Embedded derivatives(3)	19,504	—	—	19,504

________________________
(1)	Included in restricted cash and marketable securities in the accompanying consolidated balance sheet.
(2)	Included in other noncurrent assets in the accompanying consolidated balance sheet.
(3)	Included in other current and other long-term liabilities in the accompanying consolidated balance sheet.

Auction Rate Securities. At April 3, 2010 and January 2, 2010, we estimated the fair value of our auction rate securities, which we have classified as trading securities under debt and equity securities accounting guidance, using a discounted cash flow model (Level 3 inputs), which measures fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities at April 3, 2010 and January 2, 2010 utilized discount rates of 0.8% and 2.5%, respectively, which represent estimated market rates of return, and estimated periods until sale and/or successful auction of the security of one year. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty.

Auction Rate Securities Rights. Our auction rate securities rights allow us to sell our auction rate securities at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. We have elected to measure the fair value of the auction rate securities rights under financial instruments accounting guidance, which we believe will mitigate volatility in our reported earnings due to the inverse relationship between the fair value of the auction rate securities rights and the underlying auction rate securities. At April 3, 2010 and January 2, 2010, we estimated the fair value of our auction rate securities rights using a discounted cash flow model, similar to the auction rate securities (Level 3 inputs). The discounted cash flow models at April 3, 2010 and January 2, 2010 utilized discount rates of 0.8% and 1.0% and estimated periods until recovery of one year and less than one year, respectively, which represents the respective periods until the earliest date that we can exercise our auction rate securities rights.

Embedded Derivatives. The automatic extension of the maturity date of our Senior Notes from July 17, 2011 to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes, and our obligation to redeem the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control constitute embedded derivatives under derivatives and hedging accounting guidance. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the carrying values of the Senior Notes, Second Lien Notes and Third Lien Notes and recognized subsequent changes in the fair value of the embedded derivatives in the income statement. We measured the estimated fair value of the Senior Notes, Second Lien Notes and Third Lien Notes embedded derivatives using probability-weighted discounted cash flow models (Level 3 inputs). The discounted cash flow models utilize management assumptions of the probability of occurrence of an additional extension of the maturity date of our Senior Notes and a redemption of the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control.

The following table summarizes the activity in assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs – see chart below):
			Embedded Derivatives
(in thousands)	Auction Rate Securities	Auction Rate Securities Rights	Senior Notes	Second Lien Notes	Third Lien Notes	Total
Balance at January 2, 2010	$24,023	$1,227	$—	$(9,928)	$(9,576)	$5,746
Purchases, issuances, sales, exchanges, settlements and debt modifications	—	—	(182)	155	5,929	5,902
Realized gains included in other income (expense), net	—	—	—	9,554	—	9,554
Unrealized gains (losses) included in other income (expense), net	93	(93)	(9)	—	(76)	(85)
Balance at April 3, 2010	$24,116	$1,134	$(191)	$(219)	$(3,723)	$21,117

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table summarizes our assets and liabilities that were measured at fair value on a nonrecurring basis during the period and their respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance:

		Fair Value Measurements Using:
(in thousands)	Fair Value at End of Period	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements Recorded During the Period
Three Months Ended April 3, 2010
Wireless spectrum licenses held for sale	$62,773	$—	$62,773	$—	$1,716
Property and equipment, net(1)	11,235	—	—	11,235	—
Three Months Ended January 2, 2010
Wireless spectrum licenses held for sale	$62,868	$—	$62,868	$—	$16,171
Property and equipment, net(2)	11,727	—	—	11,727	2,675

____________________
(1)
Includes property and equipment of continuing operations of $3.4 million, property and equipment of discontinued operations of $2.8 million and property and equipment held for sale by discontinued operations of $5.0 million

(2)
Includes property and equipment of continuing operations of $3.7 million, property and equipment of discontinued operations of $3.0 million and property and equipment held for sale by discontinued operations of $5.0 million.

Wireless Spectrum Licenses. Through our continued efforts to sell our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Europe, Argentina and Chile, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses. We estimated the fair value of these wireless spectrum licenses based on advanced negotiations and submitted bids from third parties for the purchase of the licenses (Level 2 Inputs). Accordingly, during the three months ended April 3, 2010, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Argentina to their estimated fair value and recognized asset impairment charges of $1.7 million, all of which is reported in discontinued operations.  During the three months ended March 28, 2009, we wrote-down the carrying value of our domestic AWS spectrum licenses and our wireless spectrum licenses in Europe and Argentina to their estimated fair value and recognized asset impairment charges of $16.2 million, of which $9.4 million is reported in continuing operations and $6.8 million is reported in discontinued operations.

Property and Equipment, Net. In connection with our global restructuring initiative, we continue to review our long-lived assets for impairment and, during the three months ended March 28, 2009, determined that indicators of impairment were present for the long-lived assets in our semiconductor segment as well as certain other long-lived assets. Accordingly, based on the accounting guidance for impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition (Level 3 inputs). Based on the impairment assessment performed, we determined that the carrying value of our property and equipment exceeded its estimated fair value and, accordingly, we recognized an asset impairment charge of $2.7 million during the three months ended March 28, 2009.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments of continuing operations, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payable to bank, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations of continuing operations are as follows:
	April 3, 2010		January 2, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$170,051	$157,076	$162,076	$156,438
Second Lien Notes	135,431	134,965	127,573	122,070
Third Lien Notes	383,843	383,843	389,869	347,189
Wireless spectrum leases	22,673	8,783	25,768	13,345

At April 3, 2010, we determined the fair value of our Senior Notes, Second Lien Notes and wireless spectrum licenses using discounted cash flow models with discount rates of 15%, 23% and 40%, respectively, which represents our respective estimated incremental borrowing rates as of that date for that type of instrument.  At April 3, 2010, our Third Lien Notes were measured using their fair value upon reissuance for accounting purposes in March 2010. At January 2, 2010, we determined the fair value of our Notes and wireless spectrum licenses using a discounted cash flow model with a discount rate of 32.5%, which represents our estimated incremental borrowing rate as of that date.

11.	Commitments and Contingencies

Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended

Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint.  On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint.  On April 30, 2010, NextWave filed a Motion to Dismiss the Second Amended Complaint and currently is awaiting the lead plaintiff’s expected Opposition to that Motion. At this time, there can be no assurance as to the ultimate outcome of this litigation.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of April 3, 2010, other than the matters described above, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of April 3, 2010.

Other

On October 7, 2008, we received a Staff Deficiency Letter from NASDAQ notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 5450(a)(1) (the “Rule”) because the closing bid price for our common stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided a period of 180 calendar days to regain compliance. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of the Rule until January 19, 2009, and as a result, the period during which we had to regain compliance was extended to July 10, 2009. On July 15, 2009, NASDAQ announced that they had determined to continue the temporary suspension of the Rule until July 31, 2009, and as a result, the period during which we had to regain compliance was extended to January 21, 2010. On January 22, 2010, we received a Staff Determination letter from the Listing Qualifications Department of NASDAQ indicating that our common stock would be subject to delisting from The NASDAQ Global Market because of non-compliance with the Rule, unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) by the close of business on January 29, 2010.  We requested a hearing on the matter and such hearing occurred on February 25, 2010.  On March 26, 2010, the Panel granted our request for continued listing, subject to the conditions that on or before May 1, 2010, we must inform the Panel that we have filed a proxy statement for our annual meeting of stockholders including a vote on a reverse stock split in a ratio sufficient to meet the $1.00 per share requirement for continued listing and on or before July 21, 2010, we must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days.  If we are unable to meet these exception requirements, the Panel will issue a final determination to delist and suspend trading of our common stock.  We will seek stockholder approval of a 7 for 1 reverse stock split at our annual meeting of stockholders to be held on June 3, 2010.  The reverse stock split is intended to raise the bid price of our common stock to satisfy the $1.00 minimum bid price requirement. However, there can be no assurance that the reverse stock split, if implemented, will have the desired effect of sufficiently raising our common stock price.

12.	Segment Information

Our business is currently organized in two reportable segments on the basis of products, services and strategic initiatives as follows:

•	Multimedia – device-embedded multimedia software, media content management platforms, and content delivery services delivered through our PacketVideo subsidiary.

•	Strategic Initiatives – manages our portfolio of licensed wireless spectrum assets.

We evaluate the performance of our segments based on revenues and loss from operations excluding depreciation and amortization. Operating expenses include research and development, and selling, general and administrative expenses that are specific to the particular segment and an allocation of certain corporate overhead expenses. Certain income and charges are not allocated to segments in our internal management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include investment income on corporate investments and interest expense related to the Senior Notes, Second Lien Notes and Third Lien Notes and the change in the fair value of the embedded derivatives on the

Senior Notes, Second Lien Notes and Third Lien Notes, all of which were deemed not to be directly related to the businesses of the segments. We have no intersegment revenues.

Financial information for our continuing reportable segments for the three months ended April 3, 2010 and March 28, 2009 is as follows:
(in thousands)	Multimedia	Strategic Initiatives	Other or Unallocated	Discontinued Operations	Consolidated
For the Three Months Ended:
April 3, 2010
Revenues from external customers	$10,836	$—	$—		$10,836
Revenues – related party	7,069	—	—		7,069
Income (loss) from operations	1,428	(1,416)	(4,249)		(4,237)
Significant non-cash and non-recurring items included in loss from operations above:
Depreciation and amortization expense	1,340	1,916	84		3,340
Share-based compensation expense	1,092	—	356		1,448
March 28, 2009
Revenues from external customers	$16,911	$—	$—		$16,911
Loss from operations	(816)	(10,551)	(10,891)		(22,258)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1,483	1,916	114		3,513
Share-based compensation expense	458	—	432		890
Asset impairment charges	—	9,348	132		9,480
Restructuring charges	3	—	2,755		2,758
At April 3, 2010
Total assets	$70,088	$456,984	$37,113	$22,203	$586,388
Wireless spectrum licenses, intangible assets and goodwill included in total assets	51,490	456,881	67	13,133	521,571
At January 2, 2010
Total assets	$72,384	$457,193	$48,759	$24,454	$602,790
Wireless spectrum licenses, intangible assets and goodwill included in total assets	53,503	457,090	70	14,934	525,597

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report. Additionally, the following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 2, 2010 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2010.

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year.  Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2010 is a 52-week year ending on January 1, 2011 and fiscal year 2009 was a 53-week year ending January 2, 2010.

OVERVIEW

First Quarter Highlights

•	Our revenues from continuing operations from our mobile multimedia segment during the first quarter of 2010 totaled $17.9 million compared to $16.9 million for the first quarter of 2009.

•
Our net income (loss) from continuing operations during the first quarter of 2010 was $0.3 million, and prior to the gain on extinguishment of debt of $38.0 million, was $(37.7) million, as compared to $(60.6) million for the first quarter of 2009.

•
Effective as of March 16, 2010, we entered into an Amendment and Limited Waiver (the “Amendment and Waiver”) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes extending the maturity dates of our Senior and Second Lien Notes from July 17, 2010 to July 17, 2011 and from December 31, 2010 to November 30, 2011, respectively.  The interest payable on our Senior and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  After giving effect to the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated.  In addition, under the Amendment and Waiver, we will be entitled to incur additional indebtedness under the Senior Notes up to an aggregate principal amount of $25.0 million (and any increases due to the payment-in-kind of interest thereon).  The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million and, after payment in full of certain designated Senior Notes with an aggregate principal amount of $54.5 million at April 3, 2010, permits us to retain up to $37.5 million of asset sale proceeds for general working capital purposes and permitted investments, subject to reduction in the amount of any net proceeds from the issuance of additional Senior Notes pursuant to the $25.0 million in additional financing described below. As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes.  As described below, the accounting treatment of the extension of the maturity and related amendments to our Third Lien Notes resulted in a non-cash gain reported in the first quarter of 2010.

•
In connection with the Amendment and Waiver, we entered into a binding commitment letter that entitles us to borrow up to $25.0 million through the issuance of additional Senior Notes (the “Senior Incremental Notes”) in one or more borrowings after March 16, 2010 but prior to July 31, 2010. In April 2010, we borrowed $7.0 million in cash and issued Senior Incremental Notes in the same amount.  We have given notice to Avenue and Solus of our intent to utilize the remaining amount of the facility and expect to issue $18 million in additional Senior Incremental Notes in May 2010 in connection with such borrowing.

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

In July 2009, a subsidiary of DOCOMO purchased a 35% noncontrolling interest in our PacketVideo subsidiary. Pursuant to the definitive agreements, DOCOMO was granted certain rights in the event of future transfers of PacketVideo stock or assets, preemptive rights in the event of certain issuances of PacketVideo stock, and a call option exercisable under certain conditions to purchase the remaining shares of PacketVideo at an appraised value. In addition, DOCOMO will have certain governance and consent rights applicable to the operations of PacketVideo. DOCOMO has expressed its intent to exercise its call option.  DOCOMO will have an opportunity to determine whether it wishes to proceed with its exercise of the call option following the completion of a third party valuation of our shares for purposes of the exercise.  We have retained an independent financial advisor to perform the valuation, which is expected to be completed in the second quarter of 2010.  At this time, there can be no assurance as to the valuation that will be obtained or as to DOCOMO’s ultimate decision to exercise its call option.

Strategic Initiatives Segment

Our strategic initiatives business segment is engaged in the management of our global wireless spectrum holdings. Our total domestic spectrum holdings consist of approximately ten billion MHz POPs (The term "MHz-POPs" is defined as the product derived from multiplying the number of megahertz associated with a license by the population of the license's service area), covering approximately 215.9 million total POPs, with 106.9 million POPs covered by 20 MHz or more of spectrum, and an additional 90.6 million POPs covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York City metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Service (“AWS”) AWS bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

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

Discontinued Operations

The results of operations of our Cygnus subsidiaries, and our Global Services and NextWave Network Product Support strategic business units, our Semiconductor segment and our WiMAX Telecom, Inquam and South American businesses, have been reported as discontinued operations in the consolidated financial statements for all periods presented, prior to sale or dissolution of the respective business.

Our discontinued international spectrum holdings include nationwide 3.5 GHz licenses in Slovakia and Switzerland; a nationwide 2.0 GHz license in Norway; and 2.5 GHz licenses in Argentina and Chile, collectively covering 130 million POPs.

RESULTS OF OPERATIONS

The results of operations of our Semiconductor segment and our WiMAX Telecom, Inquam and South American businesses, have been reported as discontinued operations in the consolidated financial statements for all periods presented.

Comparison of Our First Quarter of 2010 to Our First Quarter of 2009 – Continuing Operations

Revenues
	Three Months Ended
(in millions)	April 3, 2010	March 28, 2009	Increase (Decrease)
Revenues	$10.8	$16.9	$(6.1)
Revenues – related party	7.1	—	7.1
Total revenues	$17.9	$16.9	$1.0

Total revenues from continuing operations for the first quarter of 2010 were $17.9 million, as compared to $16.9 million for 2009, an increase of $1.0 million. Total revenues for both periods primarily consist of revenues generated by our Multimedia segment. The increase in revenues was attributable to an increase in royalties and nonrecurring engineering revenue from our mobile carrier customers.

 Related party revenues represent sales of a version of PacketVideo’s multimedia player to DOCOMO for installation into DOCOMO handset models. In July 2009, DOCOMO became a related party when its subsidiary purchased a 35% noncontrolling interest in our PacketVideo subsidiary.

 Sales to two Multimedia customers, DOCOMO and Verizon Wireless accounted for 40% and 37%, respectively, of our total revenues from continuing operations during the first quarter of 2010. Sales to three Multimedia customers, Google, Verizon Wireless and DOCOMO, accounted for 34%, 19%, and 13%, respectively, of our total revenues from continuing operations during the first quarter of 2009.

In general, the financial consideration received from wireless carriers and mobile phone and wireless device manufacturers is primarily derived from a combination of technology development contracts, royalties, hosting, software support and maintenance and wireless broadband products.

Operating Expenses
	Three Months Ended
(in millions)	April 3, 2010	March 28, 2009	Increase (Decrease)
Cost of revenues	$5.1	$6.2	$(1.1)
Cost of revenues – related party	0.3	—	0.3
Engineering, research and development	5.3	6.1	(0.8)
Sales and marketing	2.8	2.8	—
General and administrative	8.8	11.8	(3.0)
Asset impairment charges	—	9.5	(9.5)
Restructuring charges	—	2.8	(2.8)
Total operating expenses	$22.3	$39.2	$(16.9)

Cost of Revenues

Total cost of revenues from continuing operations as a percentage of the associated revenues for the first quarter of 2010 was 30%, as compared to 37% for the first quarter of 2009. The increase in gross margin during the first quarter of 2010 is attributable to the increase in royalty revenues, which have minimal associated cost of revenues, in addition to an increase in the product mix of royalty revenues as compared to service revenues, which generally have lower margins.

 Total cost of revenues from continuing operations, which consists entirely of cost of revenues generated by our Multimedia segment, primarily includes direct engineering labor expenses, allocated overhead costs, costs associated with offshore contract labor costs, other direct costs related to the execution of technology development contracts and amortization of purchased intangible assets.

 Included in total cost of revenues during each of the first quarters of 2010 and 2009 is $0.7 million of amortization of purchased intangible assets.  Also included in total cost of revenues during the first quarters of 2010 and 2009 is $0.3 million and $0.1 million, respectively, of share-based compensation expense.

 We believe that total cost of revenues as a percentage of revenue for future periods will be affected by, among other things, sales volumes, competitive conditions, product mix, changes in average selling prices, and our ability to make productivity improvements through continual cost reduction programs.

Engineering, Research and Development

The $0.8 million decrease in engineering, research and development expenses from continuing operations during the first quarter of 2010, as compared to 2009, is attributable primarily to a $1.0 million decrease in third party contract expenses and other operating expenses of our Multimedia segment.  This decrease was partially offset by $0.2 million in expense credits that were recognized during the first quarter of 2009.

 Included in engineering, research and development expenses during the first quarters of 2010 and 2009 is $0.3 million and $0.2 million, respectively, of share-based compensation expense.

Sales and Marketing

Sales and marketing expenses from continuing operations during the first quarter of 2010, as compared to 2009, remained relatively flat, and primarily consist of the sales and marketing expenses of our Multimedia segment.

 Included in sales and marketing expenses during each of the first quarters of 2010 and 2009 is $0.3 million of amortization of purchased intangible assets. Also included in sales and marketing expenses during the first quarters of 2010 and 2009 is $44,000 and $38,000, respectively, of share-based compensation expense.

General and Administrative

Of the $3.0 million decrease in general and administrative expenses from continuing operations during the first quarter of 2010, as compared to the same in 2009, $3.3 million is attributable primarily to the cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities.  The costs incurred in connection with our global restructuring initiative, including compensation related costs incurred related to terminated employees, costs incurred related to vacated leased facilities and other restructuring related costs, are included in restructuring charges. This decrease was partially offset by a $0.3 million increase in the general and administrative expenses of our Multimedia segment resulting from increased share-based compensation expense.

 Included in general and administrative expenses during the first quarters of 2010 and 2009 is $1.9 million and $1.9 million, respectively, of amortization of finite-lived wireless spectrum licenses and $30,000 and $0.1 million, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses during the first quarters of 2010 and 2009 is $0.8 million and $0.5 million, respectively, of share-based compensation expense.

Asset Impairment Charges

Through our continued efforts to sell our remaining domestic AWS spectrum licenses we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses which occurred in April 2009. Accordingly, in the first quarter of 2009, we wrote-down the carrying value of our domestic AWS spectrum licenses to their estimated fair value and recognized an asset impairment charge related to continuing operations of $9.4 million.

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

Gain on Sale of Wireless Spectrum Licenses

During the first quarter of 2010 we received lease revenue, pending completion of the sale of certain of our owned WCS spectrum licenses in the United States to a third party, of $0.3 million, and after deducting incremental costs of $0.1 million, recognized a gain of $0.2 million.

During the first quarter of 2009, we completed the sale of certain of our owned AWS spectrum licenses in the United States to a third party for net proceeds, after deducting direct and incremental selling costs, of $1.7 million, and recognized a gain on the sales of $3,000.

Interest Income

Interest income from continuing operations during the first quarter of 2010 was $0.1 million, as compared to $0.2 million during the first quarter of 2009, a decrease of $0.1 million resulting from the decline in our unrestricted cash and cash equivalents balances held by continuing operations during 2010.

 Interest income in the future will be affected by changes in short-term interest rates and changes in our cash and cash equivalents balances, which may be materially impacted by divestitures and other financial activities.

Interest Expense

Interest expense from continuing operations during the first quarter of 2010 was $44.1 million, as compared to $36.7 million during the first quarter of 2009, an increase of $7.4 million. The increase is primarily attributable to higher principal balances from paid-in-kind interest and the Amendment and Waiver which increased interest rates on our Notes.  Interest expense and interest accretion of the debt discounts and issuance costs related to our Senior Notes, Second Lien Notes and Third Lien Notes accounted for $0.2 million, $2.0 million and $5.0 million, respectively, of the increase.

Interest expense from continuing operations is expected to increase over the next twelve months due to increased interest rates on our Senior Notes, Second Lien Notes and Third Lien Notes and the higher discount on our Third Lien Notes resulting from the debt extinguishment.  Interest expense will also be affected by the timing and amount of redemptions of our Senior Notes using the proceeds from asset sales and other financial activities.  In addition, the accounting treatment of the maturity extension of our Third Lien Notes has resulted in a discount of $164.8 million which will be amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011, which will significantly increase our recorded interest expense for financial reporting purposes.

Gain on Extinguishment of Debt

The Amendment and Waiver modification to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the modification date for accounting purposes.  The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, and that amount was used to determine net debt extinguishment gain of $38.0 million. The net gain was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the Third Lien noteholders. The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense for financial reporting purposes.

Other Income and Expense, Net

Other income, net, from continuing operations during the first quarter of 2010 was $10.8 million, as compared to other expense, net of $1.7 million during the first quarter of 2009, an increase of $12.5 million. The increase in other income, net, reflects primarily changes in the estimated fair values of our embedded derivatives aggregating $10.4 million, cash of $1.0 million released from escrow related to our reorganization in 2005 and higher net foreign currency exchange gains of $0.4 million. Of the $10.4 million change in the estimated fair values of our embedded derivative liabilities, $9.6 million of the credit to other income (expense) resulted primarily from the Amendment and Waiver which eliminated the Second Lien Note redemption premiums required upon an asset sale or change in control.

Income Tax Provision

During the first quarter of 2010, substantially all of our U.S. subsidiaries had net losses for tax purposes with full valuation allowances and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. Certain of our controlled foreign corporations had net income for tax purposes based on cost sharing and transfer pricing arrangements with our United States subsidiaries in relation to research and development expenses incurred. Our effective income tax rate for continuing operations during the first quarter of 2010 was 50% resulting in a $0.3 million income tax provision, on our pre-tax income of $0.5 million. The net income tax provision consists of a provision of $0.2 million that was primarily related to income taxes of certain controlled foreign corporations and a provision of $0.1 million that was related to foreign withholding tax on royalty payments received from our PacketVideo customers.

During the first quarter of 2009, substantially all of our U.S. subsidiaries generated taxable losses with full valuation allowances and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. However, certain of our controlled foreign corporations generated taxable income as a result of cost sharing and transfer pricing arrangements with our U.S. subsidiaries in relation to research and development expenses incurred. Our effective income tax rate for continuing operations for the first quarter of 2009 was 0.3% resulting in a $0.2 million income tax provision on our pre-tax loss of $60.5 million. The income tax provision primarily consists of $0.1 million of income taxes related to our controlled foreign corporations and $0.1 million for foreign withholding tax on royalty payments received from certain PacketVideo customers.

Noncontrolling Interest

On July 2, 2009, we sold a 35% noncontrolling interest in our PacketVideo subsidiary to DOCOMO, a customer of PacketVideo.  During the first quarter of 2010, the net income from continuing operations attributed to the noncontrolling interest in our subsidiary totaled $0.4 million and represents DOCOMO’s share of PacketVideo’s net income during that period.

Segment Results

Our two continuing reportable segments are Multimedia and Strategic Initiatives. We have divested our Semiconductor segment, and are continuing to divest our WiMAX Telecom and South American businesses, either through sale, dissolution or closure. Accordingly, we have reported the results of operations for our Semiconductor segment and our WiMAX Telecom, Inquam and South American businesses, which were included in our Strategic Initiatives segment, as discontinued operations for all periods presented.

Results for our continuing operating segments for the first quarters of 2010 and 2009 are as follows.
(in millions)	Multimedia	Strategic Initiatives	Other or Unallocated	Consolidated
For the Three Months Ended:
April 3, 2010
Revenues from external customers	$10.8	$—	$—	$10.8
Revenues – related party	7.1	—	—	7.1
Income (loss) from operations	1.4	(1.4)	(4.2)	(4.2)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1.3	1.9	0.1	3.3
Share-based compensation expense	1.1	—	0.3	1.4
March 28, 2009
Revenues from external customers	$16.9	$—	$—	$16.9
Loss from operations	(0.8)	(10.6)	(10.9)	(22.3)
Significant non-cash items included in loss from operations above:
Depreciation and amortization expense	1.5	1.9	0.1	3.5
Share-based compensation expense	0.5	—	0.4	0.9
Asset impairment charges	—	9.4	0.1	9.5
Restructuring credits	—	—	2.8	2.8

Multimedia

Total revenues for the Multimedia segment increased $1.0 million during the first quarter of 2010 when compared to the same period in 2009.  The increase in revenues was attributable to an increase in royalties from our mobile carrier customers.

Income from operations for the Multimedia segment was $1.4 million during the first quarter of 2010 compared to a loss of $0.8 million during the same period in 2009 and was attributable to the increase in revenues of $1.0 million described above, an improvement in gross margins and lower operating expenses as a result of cost reduction actions implemented during 2009.

Strategic Initiatives

Loss from operations for the Strategic Initiatives segment decreased $9.2 million during the first quarter of 2010 when compared to the same period in 2009. The increase during 2009 is primarily attributable to $9.4 million in asset impairment charges recorded during the first quarter of 2009 related to certain of our domestic AWS spectrum.

Other or Unallocated

The loss from operations classified as Other or Unallocated decreased $6.7 million during the first quarter of 2010 when compared to the same period in 2009 and is primarily attributable to the corporate cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities.

Comparison of Our First Quarter of 2010 to Our First Quarter of 2009 – Discontinued Operations

The results of operations of our discontinued Semiconductor segment and WiMAX Telecom, Inquam and South American businesses, which were previously in our Strategic Initiatives segment, are as follows:
	Three Months Ended
(in millions)	April 3, 2010	March 28, 2009	Increase (Decrease)
Revenues	$0.8	$1.2	$(0.4)
Operating expenses:
Cost of revenues	0.9	1.7	(0.8)
Engineering, research and development	(0.2)	3.5	(3.7)
Sales and marketing	0.1	0.7	(0.6)
General and administrative	0.7	1.6	(0.9)
Asset impairment charges	1.7	9.9	(8.2)
Restructuring charges	0.9	4.7	(3.8)
Total operating expenses	4.1	22.1	(18.0)
Net gains on business divestitures	—	0.1	(0.1)
Loss from operations	(3.3)	(20.8)	17.5
Other income and (expense), net	(0.1)	(0.7)	0.6
Loss before income taxes	(3.4)	(21.5)	18.1
Income tax benefit	0.2	—	0.2
Loss from discontinued operations	$(3.2)	$(21.5)	$18.3

Revenues

The $0.4 million decrease in revenues from discontinued operations during the first quarter of 2010 when compared to the same period in 2009 was primarily attributable to our bankruptcy liquidation proceedings during the fourth quarter of 2009 for WiMAX Telecom GmbH, the holding company for our discontinued WiMAX Telecom businesses in Austria and Croatia.

Cost of Revenues

The $0.8 million decrease in cost of revenues from discontinued operations during the first quarter of 2010 when compared to the same period in 2009 was primarily attributable to our divestiture of our discontinued WiMAX Telecom businesses in Austria and Croatia.

Engineering, Research and Development

The $3.7 million decrease in engineering, research and development expenses from discontinued operations during the first quarter of 2010 when compared to the same period in 2009 is primarily attributable to the shutdown of the operations of our semiconductor business in the first quarter of 2009. The compensation related costs incurred in relation to the employees terminated in connection with the shutdown of our semiconductor business are included in restructuring charges. The $0.2 million credit to engineering, research and development expenses from discontinued operations resulted from favorable contract settlements during the first quarter of 2010.

 Included in engineering, research and development expenses during the first quarters of 2010 and 2009 are $0 and $0.2 million, respectively, of share-based compensation expense.

Sales and Marketing

The $0.6 million decrease in sales and marketing expenses from discontinued operations during the first quarter of 2010 when compared to the same period in 2009 is primarily attributable to the shutdown of the operations of our semiconductor business in the first quarter of 2009 and the insolvency and wind-down of WiMAX Telecom GmbH, the holding company for our discontinued WiMAX Telecom businesses in Austria and Croatia, during the fourth quarter of 2009. The compensation related costs incurred in relation to the employees terminated in connection with the shutdown of our semiconductor business are included in restructuring charges.

General and Administrative

The $0.9 million decrease in general and administrative expenses from discontinued operations during the first quarter of 2010 when compared to the same period in 2009 is primarily attributable to lower operating expenses at our WiMAX Telecom subsidiary resulting from cost reduction actions implemented in the first quarter of 2009 and lower amortization expense resulting from our classification of our wireless spectrum licenses in Europe as assets held for sale, which, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing.

 Included in general and administrative expenses during the first quarters of 2010 and 2009 are $0 and $0.7 million, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses during the first quarters of 2010 and 2009 is $20,000 and $0.1 million, respectively, of share-based compensation expense.

Asset Impairment Charges

Through our continued efforts to sell our wireless spectrum licenses in Europe and Argentina during 2010, we determined that the carrying value of certain of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build out obligations in Europe during this time period. Accordingly, during the first quarter of 2010, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Argentina to their estimated fair value and recognized asset impairment charges of related to discontinued operations of $1.7 million.

 During the first quarter of 2009 we determined that the carrying value of our wireless spectrum licenses in Germany and Chile exceeded their fair values based primarily on bids received and negotiations with third parties regarding the sale of these licenses. Accordingly, during the first quarter of 2009, we wrote-down the carrying value of our wireless spectrum licenses in Germany and Chile to their estimated fair values and recognized asset impairment charges related to discontinued operations of $6.8 million.

In connection with the implementation of our global restructuring initiative, we continue to review our long-lived assets for impairment and, in the first quarter of 2009, determined that indicators of impairment were present for the long-lived assets in our semiconductor business. We performed an impairment assessment of these assets and concluded that their carrying value exceeded their fair value. Accordingly, during the first quarter of 2009, we recognized an asset impairment charge of $3.1 million.

Restructuring Charges

During the first quarter of 2010, we incurred $0.9 million of expense resulting from changes in our estimated contract settlement costs related to our discontinued Semiconductor operations.

In connection with the implementation of our global restructuring initiative, during the first quarter of 2009, we incurred employee termination costs of $4.6 million and $0.1 million in contract termination costs related to our discontinued operations. The employee termination costs incurred in the first quarter of 2009 primarily resulted from the termination of approximately 200 employees upon the shutdown of our semiconductor business.

Net Gains on Business Divestitures

The net gain on business divestitures during the first quarter of 2009 primarily relates to $0.1 million in cash received from the sale of certain assets during the first quarter of 2009.

Other Expense, Net

Other expense, net, during the first quarter of 2010 decreased from $0.7 million during the first quarter of 2009 to $0.1 million and was primarily attributable to lower net foreign currency exchange rate losses gains.

Income Tax Benefit

 The effective income tax rate for discontinued operations for the first quarter of 2010 was (5.3)%, resulting in a $0.2 million income tax benefit on pre-tax loss from discontinued operations of $3.4 million, which primarily relates to a reduction in the deferred tax liabilities associated with indefinite-lived intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in July 2006, the net proceeds of $351.1 million from our issuance of Series A Preferred Stock in March 2007 and the net proceeds of $101.0 million from our issuance of the Second Lien Notes in October 2008 and July 2009. Our total unrestricted cash and cash equivalents held by continuing operations totaled $7.9 million at April 3, 2010. We had net working capital deficit of $2.8 million at April 3, 2010.

 In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, in the second half of 2008, our Board of Directors approved the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses and our semiconductor business. We have also taken other cost reduction actions. The actions completed as a result of our global restructuring initiative are described in more detail in Note 1 to our Condensed Consolidated Financial Statements in this Quarterly Report under the heading “Discontinued Operations.”

Effective as of March 16, 2010, we entered into an Amendment and Limited Waiver (the “Amendment and Waiver”) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes.  Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes.  In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011.  As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  After giving effect to the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated.  In addition, under the Amendment and Waiver, we will be entitled to incur additional indebtedness under the Senior Notes up to an aggregate principal amount of $25.0 million (and any increases due to the payment-in-kind of interest thereon).  The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5 million to $1 million and, after payment in full of certain designated Senior Notes (the “Priority Notes”) with an aggregate principal amount of $54.5 million at April 3, 2010, permits us to retain up to $37.5 million of asset sale proceeds for general working capital purposes and permitted investments, subject to reduction in the amount of any net proceeds from the issuance of additional Senior Notes pursuant to the $25.0 million in additional financing described below. As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes (the “Fee Notes”).

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

 At April 3, 2010, our Senior Notes, having an aggregate principal amount of $178.4 million will mature in July 2011, and our Second Lien Notes, having an aggregate principal amount of approximately $149.4 million will mature in November 2011. In addition, our Third Lien Notes, having an aggregate principal amount of $548.5 million at April 3, 2010, will mature in December 2011.  The increase in payment in-kind interest rates on the Notes effective March 16, 2010 will increase the principal amount of this debt upon retirement. Our current cash reserves and cash generated from operations will not be sufficient to meet these payment obligations. We must consummate sales of our wireless spectrum assets yielding proceeds that are sufficient to retire this indebtedness. If we are unable to pay our debt at maturity, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court.

 In 2010, we have capital expenditure needs associated with certain build-out or substantial service requirements. These requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. The renewal deadline and the substantial service build-out deadline for our domestic WCS spectrum is July 21, 2010. The substantial service deadline for EBS/BRS spectrum is May 1, 2011, however, most of our EBS leases require us to complete most build out activities in 2010, in advance of the FCC’s substantial service deadline.  We also have certain build-out requirements internationally through 2013, and failure to make those service demonstrations could also result in license forfeiture.  With respect to our domestic WCS spectrum we entered into a third party arrangement pursuant to which the third party agreed to meet our build-out requirements at its cost in exchange for the right to access certain of our WCS spectrum. The third party has completed some of the construction and is in the process of marketing to customers, but the third party has failed to meet certain milestones under its agreement with us and has informed us that it will be unable to complete the build out at its cost.  We are in the process of terminating our spectrum access relationship with the third party and continuing the build out ourselves at our cost with the assistance of a consultant group with experience in wireless network build outs.  We plan to use funds from the $25.0 million in additional financing described above to complete the build out, perform sales and marketing and operate the network.  However, at this time there can be no assurance that we will be able to complete the build out in accordance with the substantial service requirements by the FCC’s substantial service deadline of July 21, 2010. If we fail to meet the substantial service requirements by the FCC substantial service deadline, the licenses for which we have not met the requirements may not be renewed by the FCC.

 We believe that the completion of our asset divestiture and cost reduction actions, our current cash and cash equivalents, projected revenues and cash flows from our Multimedia segment, our ability to pay payment-in-kind interest in lieu of cash interest to the holders of our secured notes, and access to $25.0 million of additional incremental Senior Notes will allow us to meet our estimated operational cash requirements at least through March 2011. Should we be unable to achieve the revenues and/or cash flows through March 2011 as contemplated in our current operating plan, or if we were to incur significant unanticipated expenditures in excess of our available asset sale and incremental Senior Notes proceeds, including in respect of our performance of the WCS build-out, or we are unable to draw funds under the Commitment Letter, we will seek to identify additional capital resources including the use of our remaining $10.0 million of incremental Second Lien Notes debt basket and will implement certain additional actions to reduce our working capital requirements including staff reductions.

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

The following table presents our working capital (deficit), and our cash and cash equivalents balances:
(in millions)	April 3, 2010	January 2, 2010	Increase (Decrease) for the Three Months Ended April 3, 2010
Working capital (deficit)	$(2.8)	$(8.0)	$5.2
Cash and cash equivalents	$7.9	$20.2	$(12.3)
Cash and cash equivalents – discontinued operations	0.3	0.3	—
Total cash and cash equivalents	$8.2	$20.5	$(12.3)

Uses of Cash, Cash Equivalents and Marketable Securities

The following table presents our utilization of cash, cash equivalents and marketable securities:
	Three Months Ended
(in millions)	April 3, 2010	March 28, 2009
Beginning cash, cash equivalents and marketable securities	$20.5	$61.5
Net operating cash used by continuing operations	(7.3)	(31.7)
Proceeds from the sale of wireless spectrum licenses	0.2	1.7
Payments on long-term obligations, excluding wireless spectrum lease obligations	—	(0.8)
Cash paid for wireless spectrum license lease obligations	(3.7)	(0.5)
Other, net	(0.3)	0.1
Net operating, investing and financing cash used by discontinued operations	(1.2)	(11.4)
Ending cash, cash equivalents and marketable securities	8.2	18.9
Less: ending cash, cash equivalents and marketable securities-discontinued operations	(0.3)	(0.2)
Ending cash, cash equivalents and marketable securities-continuing operations	$7.9	$18.7

Significant Financing Activities During the First Quarter of 2010

Effective as of March 16, 2010, we entered into the Amendment and Waiver to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes extending the maturity dates of our Senior and Second Lien Notes from July 17, 2010 to July 17, 2011 and from December 31, 2010 to November 30, 2011, respectively.  The interest payable on our Senior and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  After giving effect to the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated.  In addition, under the Amendment and Waiver, we will be entitled to incur additional indebtedness under the Senior Notes up to an aggregate principal amount of $25.0 million (and any increases due to the payment-in-kind of interest thereon).  The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million and, after payment in full of certain designated Senior Notes with an aggregate principal amount of $54.5 million at April 3, 2010, permits us to retain up to $37.5 million of asset sale proceeds for general working capital purposes and permitted investments, subject to reduction in the amount of any net proceeds from the issuance of additional Senior Notes pursuant to the $25.0 million in additional financing described below. As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes as of March 16, 2010. The Fee Notes were paid on March 16, 2010 through the issuance of $4.3 million in Senior Notes, $3.6 million in Second Lien Notes and $13.3 million in Third Lien Notes and will accrue interest and become payable in accordance with the terms of the respective Note Agreements.

The Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the modification date for accounting purposes.  The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, and that amount was used to determine the net debt extinguishment gain of $38.0 million recognized during the three months ended April 3, 2010, in other income in the accompanying consolidated statements of operations. The net gain of $38.0 million was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the Third Lien noteholders.  The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense for financial reporting purposes.

In connection with the Amendment and Waiver, we entered into a binding commitment letter that entitles us to borrow up to $25.0 million through the issuance of additional Senior Notes (the “Senior Incremental Notes”) in one or more borrowings after March 16, 2010 but prior to July 31, 2010. In April 2010, we borrowed $7.0 million in cash and issued Senior Incremental Notes in the same amount.  We have given notice to Avenue and Solus of our intent to utilize the remaining amount of the facility and expect to issue $18 million in additional Senior Incremental Notes in May 2010 in connection with such borrowing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. Our accounting policies are described in more detail in Note 1 to our consolidated financial statements for the year ended January 2, 2010, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2010.

Accounting for Troubled Debt Restructurings

Upon our debt modification in March 2010, we first reviewed the modification to determine if it constituted a troubled debt restructuring. A restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider.  A creditor is deemed to have granted a concession if the debtor's effective borrowing rate on the restructured debt, after giving effect to all the terms of the restructured debt, including any new or revised sweeteners such as the Fee Notes and Senior Incremental Notes, is less than the effective borrowing rate of the old debt immediately before the restructuring.

To determine if the noteholders granted us a concession as a result of the Amendment and Waiver, we determined a weighted average effective interest rate of the old aggregate debt immediately before the restructuring by using the respective stated interest rates in effect prior to the Amendment and Waiver plus the respective effective interest rates used for amortization of discounts and issue costs.  We then determined the respective total cash flows under the new terms of each note and solved for the discount rate that equated these cash flows to the aggregate carrying value of the old debt at March 16, 2010.  We also considered the current fair value of the $25.0 million in Senior Incremental Notes which was made possible by the Amendment and Waiver.  We determined that the weighted average effective rate on the new restructured debt was not less than that of the old debt, and, therefore, concluded that a concession was not considered to have been granted to us and that troubled debt accounting provisions do not apply.

Accounting for Debt Modifications and Extinguishments

There are two approaches to accounting for debt modifications.  If the modification is deemed to have been accomplished with debt instruments that are substantially different then the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument.  If the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument, the modification is deemed to have been accomplished with debt instruments that are substantially different. Any fees paid by the debtor to the creditor are associated with the extinguishment of the old debt instrument and are included in determining the debt extinguishment gain or loss to be recognized. Costs incurred with third parties directly related to the exchange or modification are associated with the new debt instrument and amortized over the term of the new debt instrument using the interest method in a manner similar to debt issue costs.

If it is determined that the present values of the original and new debt instruments are not substantially different, then a new effective interest rate is determined based on the carrying amount of the original debt instrument and the revised cash flows.  Any fees paid by the debtor to the creditor are associated with the replacement or modified debt instrument and, along with any existing unamortized premium or discount, amortized as an adjustment of interest expense over the remaining term of the replacement or modified debt instrument using the interest method.  Costs incurred with third parties directly related to the exchange or modification are expensed as incurred.

We determined that present values of the original and new Senior Notes and Second Lien Notes debt instruments were not substantially different and, therefore, concluded that these modifications do not receive debt extinguishment accounting treatment.  We calculated new respective effective interest rates as of the modification date of March 16, 2010 based on the carrying amount of the original debt instruments and the revised cash flows.  The Fee Notes paid by us to the Senior and Second Lien noteholders of $4.3 million and $3.6 million, respectively, along with changes in the related embedded derivatives and the existing unamortized discounts, are amortized as an adjustment to interest expense over the remaining term of the respective modified debt instruments using the interest method.

We determined that the modification of our Third Lien Notes was accomplished with debt instruments that were substantially different and, therefore, concluded that debt extinguishment accounting treatment should be applied. The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, which represents the estimated incremental borrowing rate of our Third Lien Notes that was determined by a third party valuation group, and that amount was used to determine a net debt extinguishment gain of $38.0 million that was recognized during the three months ended April 3, 2010 in other income in the accompanying consolidated statements of operations. The net gain of $38.0 million was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in Fee Notes issued to the Third Lien noteholders.  The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense.  The estimated fair value and related gain on extinguishment is sensitive to fluctuations in our incremental borrowing rate.  For instance, a 5% decrease in the estimated incremental borrowing rate of our Third Lien Notes would have reduced the gain on extinguishment of debt and reduced our future interest expense by $25.8 million.

Other than the discussion above, there have been no significant changes in our critical accounting policies and estimates from January 2, 2010.

Contractual Obligations

The following table summarizes our cash contractual obligations for continuing and discontinued operations at April 3, 2010 as well as significant changes to cash contractual obligations entered into subsequent to that date, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Fiscal Year Period
(in thousands)	Total	Remainder of 2010	Years 2011-2012	Years 2013-2014	Years 2015 and Thereafter
Continuing Operations:
Long-term obligations(1)(2)	$937,816	$21,888	$886,005	$8,420	$21,503
Services and other purchase agreements	5,607	3,195	2,412	—	—
Operating leases	7,197	1,362	3,320	1,965	550
	950,620	26,445	891,737	10,385	22,053
Discontinued Operations:
Long-term obligations	4,273	—	—	2,777	1,496
Services and other purchase agreements	8,153	—	—	—	8,153
Operating leases	253	32	147	66	8
	12,679	32	147	2,843	9,657
Total	$963,299	$26,477	$891,884	$13,228	$31,710

__________________________________
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

(2)
The March 16, 2010 Amendment and Waiver of our Senior Note, Second Lien Note and Third Lien Note agreements provides for: an extension of the maturity date of our Senior Notes from July 17, 2011 to October 17, 2011 if certain conditions are met; provides that all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest; permits the incurrence of the Senior Incremental Notes of up to $25.0 million; provides for the payment of the Priority Notes; and permits us to retain up to $37.5 million of asset sale proceeds for general working capital purposes and permitted investments, subject to reduction in the amount of any net proceeds from the issuance of Senior Incremental Notes. In April 2010, we borrowed $7.0 million in cash and issued Senior Incremental Notes in the same amount. We have given notice to Avenue and Solus of our intent to utilize the remaining amount of the facility and expect to issue $18 million in additional Senior Incremental Notes in May 2010 in connection with such borrowing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint.  On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint.  On April 30, 2010, NextWave filed a Motion to Dismiss the Second Amended Complaint and currently is awaiting the lead plaintiff’s expected Opposition to that Motion. At this time, there can be no assurance as to the ultimate outcome of this litigation.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of April 3, 2010, other than the matters described above, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

Item 1A. Risk Factors.

Our business involves a high degree of risk. You should carefully consider the following risks together with all of the other information contained in this Quarterly Report and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2010, before making a future investment decision with respect to our securities. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially adversely affected, and the value of our securities could decline.

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

Our Senior Notes, having an aggregate principal amount of $178.4 million at April 3, 2010, will mature in July 2011 and our Second Lien Notes, having an aggregate principal amount of $149.4 million at April 3, 2010, will mature in November 2011. In addition, our Third Lien Notes, having an aggregate principal amount of $548.5 million at April 3, 2010, will mature in December 2011.  At April 3, 2010, the aggregate remaining outstanding principal balances of our Senior, Second and Third Lien Notes bear payment-in-kind interest at rates of 15.0%, 15.0% and 12.0%, respectively, which will increase the principal amount of this debt upon retirement. Our current cash reserves and cash generated from operations will not be sufficient to meet these payment obligations at maturity. We must consummate sales of our wireless spectrum assets yielding proceeds that are sufficient to retire this indebtedness. If we are unable to pay our debt at maturity, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court.  Our financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

 As of April 3, 2010, the aggregate principal amount of our secured indebtedness was $876.3 million. This amount includes our Senior Notes with an aggregate principal amount of $178.4 million, our Second Lien Notes with an aggregate principal amount of $149.4 million and our Third Lien Notes with an aggregate principal amount of $548.5 million. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

•	pay dividends to our stockholders;

•	incur, or cause to incur, additional indebtedness or incur liens;

•	sell assets for consideration other than cash;

•	consolidate or merge with or into other companies;

•	issue shares of our common stock or securities of our subsidiaries;

•	make capital expenditures or other strategic investments in our business not contemplated by our operating budget; or

•	acquire assets or make investments.

We anticipate that our overall level of indebtedness and covenant restrictions will:

•	limit our ability to pursue business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;

•	place us at a competitive disadvantage relative to our competitors with less indebtedness;

•	render us more vulnerable to general adverse economic, regulatory and industry conditions; and

•	require us to dedicate a substantial portion of our cash flow, as well as all proceeds from asset sales, to service our debt.

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

The terms of our Senior Notes and Second Lien Notes require us to deliver a six-month operating budget to the noteholders on a quarterly basis, which budget is reasonably acceptable to Avenue AIV US, L.P., an affiliate of Avenue Capital Management II, L.P. (“Avenue Capital”). Avenue Capital holds 78% of the aggregate principal amount of our Second Lien Notes and 52% of the aggregate principal amount of our Senior Notes. We must deliver monthly certifications relating to our cash balances to the holders of our Senior Notes and Second Lien Notes. If we are unable to certify that our cash balances have not deviated in a negative manner by more than 10% from budgeted balances, default interest will accrue and, if such condition persists for three monthly reporting periods an event of default would occur under our Senior Notes, Second Lien Notes, and, if the maturity of the foregoing indebtedness were to be accelerated, an event of default would occur under our Third Lien Notes. In addition, we must certify that we have maintained a minimum cash balance of $1.0 million, and any failure to maintain such minimum cash balance will result in an immediate event of default under our Senior Notes, Second lien Notes, and, if the maturity of the foregoing indebtedness were to be accelerated, our Third Lien Notes. Upon an acceleration of our debt following an event of default, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern.

Our restructuring and cost reduction activities expose us to contingent liabilities, accounting charges, and other risks.

We have realized significant operating losses during each reporting period since our inception in 2005, with the exception of the first quarter of 2010 due to a gain resulting from the accounting treatment of the maturity extension of our Third Lien Notes.  We expect to realize further operating losses in the future. In an effort to reduce our working capital requirements, in the third quarter of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses and our semiconductor business. We have also taken other cost reduction actions. During the three months ended April 3, 2010, we incurred aggregate restructuring costs of $1.0 million, the majority of which are contract termination costs related to our discontinued Semiconductor business.

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

On October 7, 2008, we received a Staff Deficiency Letter from NASDAQ notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 5450(a)(1) (the “Rule”) because the closing bid price for our Common Stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided a period of 180 calendar days to regain compliance. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of the Rule until January 19, 2009, and as a result, the period during which we had to regain compliance was extended to July 10, 2009. On July 15, 2009, NASDAQ announced that they had determined to continue the temporary suspension of the Rule until July 31, 2009, and as a result, the period during which we had to regain compliance was extended to January 21, 2010. On January 22, 2010, we received a Staff Determination letter from the Listing Qualifications Department of NASDAQ indicating that our common stock would be subject to delisting from The NASDAQ Global Market because of non-compliance with the Rule, unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) by the close of business on January 29, 2010.  We requested a hearing on the matter and such hearing occurred on February 25, 2010. On March 26, 2010, the Panel granted our request for continued listing, subject to the conditions that on or before May 1, 2010, we must inform the Panel that we have filed a proxy statement for our annual meeting of stockholders including a vote on a reverse stock split in a ratio sufficient to meet the $1.00 per share requirement for continued listing and on or before July 21, 2010, we must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days.  We will seek stockholder approval of a 7 for 1 reverse stock split at our annual meeting of stockholders to be held on June 3, 2010.  The reverse stock split is intended to raise the bid price of our common stock to satisfy the $1.00 minimum bid price requirement.  However, there can be no assurance that the reverse stock split, if implemented, will have the desired effect of sufficiently raising our common stock price.

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

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint.  On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint.  On April 30, 2010, NextWave filed a Motion to Dismiss the Second Amended Complaint and currently is awaiting the lead plaintiff’s expected Opposition to that Motion. At this time, there can be no assurance as to the ultimate outcome of this litigation.

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

Our Multimedia segment generates all of our revenues from continuing operations and is dependent on a limited number of customers. Sales to two Multimedia customers, DOCOMO and Verizon Wireless accounted for 40% and 37%, respectively, of our total revenues from continuing operations during the first quarter of 2010. Sales to three Multimedia customers, Google, Verizon Wireless and DOCOMO, accounted for 34%, 19%, and 13%, respectively, of our total revenues from continuing operations during the first quarter of 2009.

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

With respect to the WCS substantial service build-out deadline, in June of 2009, we filed for an additional extension of the deadline, but the FCC has not yet acted on that request.  Extensions of time to meet substantial service demonstrations are not routinely granted by the FCC. We have entered into a third party arrangement pursuant to which in exchange for access to certain of our WCS spectrum, the third party has committed financial and other resources to meet our build-out requirements, but at this time the third party has failed to meet certain performance milestones and will be unable to provide the funding required to comply with its obligations to complete the build-out requirements.  Accordingly, we have obtained additional capital through the $25 million Commitment Letter to enable us to terminate our spectrum access relationship with the third party and to retain a consulting group to assist us in completing the performance of such build out obligations. Even with this funding and consultant group, there can be no assurance that we will be able to complete the build out. If we fail to meet the substantial service requirements by the FCC substantial service deadline, the licenses for which we have not met the requirements may not be renewed by the FCC.

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

The FCC generally grants wireless licenses for terms of ten or 15 years, which are subject to renewal and revocation. FCC Rules require all wireless licensees to comply with applicable FCC Rules and policies and the Communications Act of 1934, as amended (the “Communications Act”), in order to retain their licenses. For example, licensees must meet certain construction requirements, including making substantial service demonstrations, in order to retain and renew FCC licenses. Failure to comply with FCC requirements with respect to any license could result in revocation or non-renewal of a license. In general, most wireless licensees who meet their construction and/or substantial service requirements are afforded renewal expectancy; however, all FCC license renewals can be challenged in various ways, regardless of whether such challenges have any legal merit. Under FCC Rules, licenses continue in effect during the pendency of timely filed renewal applications. Challenges to license renewals, while uncommon, may impact the timing of renewal grants and may impose legal costs. Accordingly, there is no guarantee that licenses we hold or lease will remain in full force and effect or be renewed.

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

The FCC, together with the Federal Aviation Administration (“FAA”), regulates tower marking and lighting. In addition, tower construction and deployment of antenna facilities is impacted by federal, state and local statutes addressing zoning, environmental protection and historic preservation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

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

NEXTWAVE WIRELESS INC. (Registrant)

May 18, 2010	By:	/s/ Francis J. Harding
(Date)		Francis J. Harding
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for James Brailean.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James Brailean.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.