Form 10-Q
period 2010-07-03
NextWave Wireless Inc.
filed 2010-08-10
CIK 1374993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51958

NEXTWAVE WIRELESS INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5361360
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

12264 El Camino Real, Suite 305, San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

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

As of August 2, 2010, there were 22,396,411 shares of the Registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I. Financial Information
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Reserved
Item 4.	Controls and Procedures
PART II. Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Removed and Reserved
Item 5.	Other Information
Item 6.	Exhibits
Signatures
Index to Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
NEXTWAVE WIRELESS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)
	July 3, 2010	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$31,576	$15,056
Restricted cash and marketable securities	3,634	24,088
Wireless spectrum licenses held for sale	59,048	62,868
Prepaid expenses and other current assets	551	2,546
Current assets of discontinued operations	68,285	23,678
Total current assets	163,094	128,236
Wireless spectrum licenses, net – continuing operations	405,325	409,156
Property and equipment, net	3,821	213
Other assets, including assets measured at fair value of $0 and $1,227 at July 3, 2010 and January 2, 2010, respectively	5,126	6,959
Other noncurrent assets of discontinued operations	—	58,226
Total assets	$577,366	$602,790
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,307	$1,229
Accrued expenses	7,891	8,196
Current portion of long-term obligations	62,134	86,154
Other current liabilities	136	10,283
Current liabilities of discontinued operations	28,117	30,371
Total current liabilities	99,585	136,233
Deferred income tax liabilities	88,867	88,958
Long-term obligations, net of current portion	729,282	641,950
Other liabilities	5,674	9,577
Long-term liabilities and deferred credits of discontinued operations	—	1,729
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.007 par value; 57,143 shares authorized; 22,494 and 22,434 shares issued and outstanding at July 3, 2010 and January 2, 2010, respectively	157	157
Additional paid-in-capital	886,521	884,321
Accumulated other comprehensive income	17,823	14,437
Accumulated deficit	(1,265,052)	(1,190,520)
Stockholders’ deficit attributed to NextWave	(360,551)	(291,605)
Noncontrolling interest in subsidiary	14,509	15,948
Total stockholders’ deficit	(346,042)	(275,657)
Total liabilities and stockholders’ deficit	$577,366	$602,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Operating expenses:
General and administrative	$8,023	$11,575	$13,859	$20,659
Sales and marketing	—	80	—	207
Asset impairment charges	—	83	—	9,562
Restructuring charges (credits)	22	(717)	15	2,038
Total operating expenses	8,045	11,021	13,874	32,466
Gain (loss) on sales of wireless spectrum licenses	(152)	668	12	671
Loss from operations	(8,197)	(10,353)	(13,862)	(31,795)
Other income (expense):
Interest income	247	82	514	304
Interest expense	(54,175)	(39,123)	(98,263)	(75,863)
Gain on extinguishment of debt	—	—	37,988	—
Other income (expense), net	(1,151)	152	9,381	(1,349)
Total other income (expense), net	(55,079)	(38,889)	(50,380)	(76,908)
Loss from continuing operations before income taxes	(63,276)	(49,242)	(64,242)	(108,703)
Income tax benefit (provision)	—	1	—	(30)
Net loss from continuing operations	(63,276)	(49,241)	(64,242)	(108,733)
Loss from discontinued operations, net of gains (losses) on divestiture of discontinued operations of $(4,617), $(2), $(4,616) and $51, income tax provisions of $10, $76, $107 and $232, and net loss attributed to noncontrolling interest of $1,671, $0, $1,237 and $0, respectively	(7,906)	(6,246)	(10,290)	(28,933)
Net loss attributed to NextWave	$(71,182)	$(55,487)	$(74,532)	$(137,666)
Amounts attributed to NextWave common shares:
Loss from continuing operations, net of tax	$(63,276)	$(49,241)	$(64,242)	$(108,733)
Loss from discontinued operations, net of tax	(7,906)	(6,246)	(10,290)	(28,933)
Net loss attributed to NextWave common shares	$(71,182)	$(55,487)	$(74,532)	$(137,666)
Net loss per share attributed to NextWave common shares – basic and diluted
Continuing operations	$(2.60)	$(2.21)	$(2.65)	$(5.05)
Discontinued operations	(0.33)	(0.28)	(0.42)	(1.35)
Net loss	$(2.93)	$(2.49)	$(3.07)	$(6.40)
Weighted average shares used in per share calculation	24,279	22,288	24,256	21,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended
	July 3, 2010	June 27, 2009
OPERATING ACTIVITIES
Net loss	$(75,769)	$(137,666)
Loss from discontinued operations, net of tax	(11,527)	(28,933)
Loss from continuing operations	(64,242)	(108,733)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Amortization of intangible assets	3,838	3,838
Depreciation	160	116
Non-cash share-based compensation	611	1,218
Non-cash interest expense	97,981	70,867
Gain on extinguishment of debt	(37,988)	—
Asset impairment charges	—	9,563
Other non-cash adjustments	917	(501)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	718	303
Other assets	(226)	(362)
Accounts payable and accrued liabilities	(3,980)	(4,573)
Other current liabilities	(8,162)	(516)
Net cash used in operating activities of continuing operations	(10,373)	(29,451)
INVESTING ACTIVITIES
Proceeds from the sale of ARS securities	24,023	—
Payments received on notes receivable	7,100	—
Proceeds from the sale of wireless spectrum licenses	683	5,475
Purchase of property and equipment	(3,803)	—
Other, net	1,054	231
Net cash provided by investing activities of continuing operations	29,057	5,706
FINANCING ACTIVITIES
Proceeds from long-term obligations	25,000	(6,731)
Payments on long-term obligations	(25,256)	(6,731)
Proceeds from the sale of common shares	141	—
Net cash used in financing activities of continuing operations	(115)	(6,731)
Cash provided (used) by discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	3,330	(13,654)
Net cash provided by (used in) investing activities of discontinued operations	(394)	159
Net cash used in financing activities of discontinued operations	(7,100)	(39)
Net cash provided (used) by discontinued operations	(4,164)	(13,534)
Effect of foreign currency exchange rate changes on cash	(1,073)	270
Net increase (decrease) in cash and cash equivalents	13,332	(43,740)
Cash and cash equivalents, beginning of period	20,512	61,517
Cash and cash equivalents, end of period	33,844	17,777
Less cash and cash equivalents of discontinued operations, end of period	(2,268)	(9,908)
Cash and cash equivalents of continuing operations, end of period	$31,576	$7,869
NONCASH FINANCING ACTIVITIES
Senior, Second and Third Lien Notes issued to noteholders in exchange for debt modification fees	$21,249	$—
Fair value of warrants issued in connection with the Asset Sale Condition of the Second Lien Notes	$—	$1,719

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

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We generated net losses attributable to NextWave of $74.5 million and $137.7 million for the six months ended July 3, 2010 and June 27, 2009, respectively, and have an accumulated deficit of $1.3 billion at July 3, 2010. Our net loss from continuing operations of $64.2 million for the six months ended July 3, 2010 includes a $38.0 million noncash gain on extinguishment of debt resulting from the debt modification of our Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”) in March 2010, as described below, which was treated as an extinguishment of debt for accounting purposes.   Without this gain, we would have reported a loss from continuing operations of $102.2 million for the six months ended July 3, 2010.  We used cash from operating activities of our continuing operations of $10.4 million and $29.5 million during the six months ended July 3, 2010 and June 27, 2009, respectively. Our total unrestricted cash and cash equivalents held by continuing operations at July 3, 2010 totaled $31.6 million. We had net working capital of $63.5 million at July 3, 2010.

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from our issuance of our Senior Secured Notes (the “Senior Notes”) in 2006 and 2010, the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) in March 2007, which, in October 2008, we exchanged for Third Lien Notes in the aggregate principal amount of $478.3 million, and the net proceeds of $101.0 million from our issuance of Senior Subordinated Secured Second Lien Notes (the “Second Lien Notes”) in October 2008 and July 2009. We did not receive any proceeds from the issuance of the Third Lien Notes.

In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, in the second half of 2008, our Board of Directors approved the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our operating business segments. The actions completed as a result of our global restructuring initiative are described in more detail below under the heading “Discontinued Operations”.

Effective as of March 16, 2010, we entered into an Amendment and Limited Waiver (the “Amendment and Waiver”) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes.  Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes.  In addition, the maturity date of our Second Lien Notes was extended from

December 31, 2010 to November 30, 2011.  As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  After giving effect to the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated.  The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million and, after payment in full of certain designated Senior Notes with an aggregate principal amount of $56.5 million at July 3, 2010 and the Senior Incremental Notes (as defined below) with an aggregate principal amount of $25.5 million at July 3, 2010, permits us to retain up to $12.5 million of asset sale proceeds for general working capital purposes and permitted investments. As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes.

As permitted by the Amendment and Waiver, in order to fund our working capital needs and permitted investments pending completion of asset sales, we issued $20.0 million and $5.0 million in additional Senior Notes (the “Senior Incremental Notes”) to Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto (“Avenue”), and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors (“Solus”), respectively.  As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes bear interest at a rate of 15% per annum, payable in-kind unless we elect to pay cash, and are secured by a first lien on the same assets securing our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes.

The Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the amendment date for accounting purposes.  The new issue of Third Lien Notes was recorded at fair value using a discount rate of 40%, and that amount was used to determine the net debt extinguishment gain of $38.0 million recognized during the six months ended July 3, 2010, in other income in the accompanying consolidated statements of operations. The net gain of $38.0 million was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the Third Lien noteholders.  The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense for financial reporting purposes.

In 2010, we have capital expenditure needs associated with certain build-out or substantial service requirements which apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. The substantial service build-out deadline for our domestic Wireless Communication Services (“WCS”) spectrum was July 21, 2010 under the Federal Communication Commission (“FCC”) rules in existence at that time.  However, the FCC adopted new rules on May 20, 2010, that, when effective, (anticipated to be September 1, 2010) purported to replace the July 21, 2010 substantial service requirements with new requirements that must be met 42 and 72 months after the date that new WCS technical and service rules become effective.  We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect.  While we believe we have made the capital expenditures required to complete the applicable WCS build-out requirements, we may be required to make additional capital expenditures to comply with the new rules if the FCC does not accept our substantial service showings under the rules in effect on July 20, 2010.  The substantial service deadline for Educational Broadband Service and Broadband Radio Service (“EBS/BRS”) spectrum is May 1, 2011; however, most of our EBS leases require us to complete most build out activities in 2010, in advance of the FCC’s substantial service deadline.  Failure to meet our service requirements could result in  forfeiture of the applicable licenses.

We believe that the completion of our asset divestiture and cost reduction actions, our current cash and cash equivalents, our ability to pay payment-in-kind interest in lieu of cash interest to the holders of our secured notes, and access to $12.5 million of future asset sales proceeds as permitted by our secured note agreements will allow us to meet our estimated operational cash requirements at least through June 2011.  Should we be unable to achieve the revenues and/or cash flows through June 2011 as contemplated in our current operating plan, or if we were to incur significant unanticipated expenditures in excess of proceeds available to us through asset sales, we will seek to identify additional capital resources including the use of our remaining $10.0 million of incremental Second Lien Notes debt basket, and will implement certain additional actions to reduce our working capital requirements including staff reductions.

Reverse Stock Split

Effective June 21, 2010 we amended our Amended and Restated Certificate of Incorporation to effect a 1-for-7 reverse stock split.  The primary purpose of the reverse stock split was to raise the per share trading price of our common stock to seek to maintain the listing of our common stock on The NASDAQ Stock Market.  At the effective time of the reverse stock split, every seven shares of our pre-split common stock, with a par value $0.001 per share, was automatically converted into one share of post-split common stock, with a par value $0.007 share.  The number of authorized shares of our common stock was reduced accordingly by a ratio of 1-for-7 from 400 million to 57.1 million shares.  Outstanding stock incentive awards and shares available for future grants were also adjusted to give effect to the reverse split.  In settlement of fractional shares resulting from the reverse split, we  made a cash payment based on the average closing sales price of our common stock for the ten trading days immediately preceding the effective time.

Delisting of Our Common Stock

On October 7, 2008, we received a Staff Deficiency Letter from NASDAQ notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 5450(a)(1) (the “Rule”) because the closing bid price for our common stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided a period of 180 calendar days to regain compliance. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of the Rule until January 19, 2009, and as a result, the period during which we had to regain compliance was extended to July 10, 2009. On July 15, 2009, NASDAQ announced that they had determined to continue the temporary suspension of the Rule until July 31, 2009, and as a result, the period during which we had to regain compliance was extended to January 21, 2010. On January 22, 2010, we received a Staff Determination letter from the Listing Qualifications Department of NASDAQ indicating that our common stock would be subject to delisting from The NASDAQ Global Market because of non-compliance with the Rule, unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) by the close of business on January 29, 2010.  We requested a hearing on the matter and such hearing occurred on February 25, 2010.  On March 26, 2010, the Panel granted our request for continued listing, subject to the conditions that on or before May 1, 2010, we must inform the Panel that we have filed a proxy statement for our annual meeting of stockholders including a vote on a reverse stock split in a ratio sufficient to meet the $1.00 per share requirement for continued listing and on or before July 21, 2010, we must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days.  On July 21, 2010, the Panel notified us that our stock had not met this requirement and that our common stock would be delisted from the NASDAQ effective July 23, 2010.  Pink OTC Markets, Inc. informed us that our stock was eligible to begin trading immediately on the OTCQB as of the open of trading on July 23, 2010 and the stock currently is trading on that market under the symbol WAVE.

Discontinued Operations and Segment Reporting

On July 30, 2010, we signed a definitive agreement for the sale of our remaining 65% stock ownership in our PacketVideo Corporation (“PacketVideo”) subsidiary to NTT DOCOMO, Inc. (“DOCOMO”) and continued to pursue wireless spectrum license sales, the net proceeds of which we will retain $12.5 million for general working capital purposes and permitted investments and the remainder of which will be used to reduce our outstanding indebtedness, thereby reducing interest accruals payable in future years. We are also actively pursuing the sale or wind-down of various remaining portions of our spectrum operations in South America and Europe.

We have classified the businesses comprising our Multimedia and Semiconductor segments as well as our WiMAX Telecom, Inquam and South American businesses, which were previously reported in our Strategic Initiatives segment, as discontinued operations for all periods presented.

Our continuing operations are comprised of our strategic initiatives segment, which manages our portfolio of licensed wireless spectrum assets.  Since we now operate in only one business, we no longer provide segment reporting.

The carrying amounts of the assets and liabilities of our discontinued operations are as follows:
(in thousands)	July 3, 2010	January 2, 2010
Cash and cash equivalents	$2,268	$5,456
Restricted cash	451	804
Accounts receivable, net of allowance for doubtful accounts of $6 and $205	924	5,563
Accounts receivable – related party	2,243	—
Deferred contract costs	1,568	1,632
Inventory, prepaid expenses and other assets	5,429	10,223
Property and equipment, net	4,106	—
Goodwill	37,253	—
Other intangible assets, net	12,074	—
Other assets	1,969	—
Current assets of discontinued operations	68,285	23,678
Property and equipment, net	—	3,516
Goodwill	—	38,899
Other intangible assets, net	—	14,604
Other assets	—	1,207
Other noncurrent assets of discontinued operations	—	58,226
Wireless spectrum licenses included in wireless spectrum licenses held for sale	12,131	14,934
Total assets of discontinued operations	$80,416	$96,838
Accounts payable	$1,730	$2,630
Accrued expenses	5,912	5,999
Deferred revenue	4,392	5,186
Deferred revenue – related party	7,942	6,797
Long-term obligations and other current liabilities	3,149	4,205
Deferred income tax liabilities	4,992	4,529
Other liabilities	—	1,025
Current liabilities of discontinued operations	28,117	30,371
Deferred income tax liabilities	—	743
Other liabilities	—	986
Other liabilities	—	1,729
Total liabilities of discontinued operations	$28,117	$32,100

The results of operations of our discontinued operations are as follows:
	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Revenues	$8,843	$13,934	$20,524	$32,082
Revenues – related party	2,268	—	9,337	—
Total revenues	11,111	13,934	29,861	32,082
Operating expenses:
Cost of revenues	5,864	7,048	11,972	14,969
Cost of revenues – related party	227	—	530	—
Engineering, research and development	4,515	4,771	9,551	14,549
Sales and marketing	1,942	2,319	4,859	5,694
General and administrative	3,080	4,829	6,764	9,054
Asset impairment charges	297	1,500	2,013	11,369
Restructuring charges	97	290	958	4,941
Total operating expenses	16,022	20,757	36,647	60,576
Net gains (losses) on business divestitures	(4,617)	(2)	(4,616)	51
Loss from operations	(9,528)	(6,825)	(11,402)	(28,443)
Other income (expense), net	(39)	655	(18)	(258)
Loss before income taxes	(9,567)	(6,170)	(11,420)	(28,701)
Income tax benefit (provision)	(10)	(76)	(107)	(232)
Net loss from discontinued operations	(9,577)	(6,246)	(11,527)	(28,933)
Net loss attributed to noncontrolling interest in subsidiary	1,671	—	1,237	—
Net loss from discontinued operations attributed to NextWave	$(7,906)	$(6,246)	$(10,290)	$(28,933)

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned subsidiaries as of July 3, 2010 and June 27, 2009, and for the three and six months then ended, respectively. Noncontrolling interest represents the noncontrolling shareholder’s proportionate share of the net equity in our consolidated subsidiary, PacketVideo. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2010 is a 52-week year ending on January 1, 2011 and fiscal year 2009 is a 53-week year ending on January 2, 2010. The three and six month periods ending on July 3, 2010 and June 27, 2009 include 13 and 26 weeks, respectively.

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

Revenues, Cost of Revenues and Deferred Contract Costs

Our discontinued operations have derived revenues from the following sources:

•	contracts to provide multimedia software products for mobile and home electronic devices and related royalties through our PacketVideo subsidiary; and

•	customer subscriptions for our WiMAX Telecom subsidiary.

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

We continue to market for sale our wireless spectrum holdings. Any sale or transfer of the ownership of our wireless spectrum holdings is generally subject to regulatory approval. We are required to use the net proceeds from the sale of our wireless spectrum licenses to redeem our Senior Notes, Second Lien Notes and Third Lien Notes, subject to our right to retain up to $12.5 million of such proceeds after payment of certain Senior Notes for general working capital purposes and permitted investments.

During the three and six months ended July 3, 2010, we recognized net gains (losses) on sales of our spectrum licenses of $(0.2) million and $12,000, respectively, after deducting incremental costs of $0.5 million and $0.7 million, respectively.  The net gains (losses) recognized during the three and six months ended July 3, 2010, were partially reduced by lease payments received by us, pending completion of the sale of certain of our owned WCS spectrum licenses in the United States to a third party, of $0.3 million and the forfeiture of a spectrum license sales deposit received by us of $0.3 million. The net loss recognized during the three months ended July 3, 2010, includes incremental costs incurred on wireless spectrum sales anticipated to close during the third quarter of 2010.

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

We anticipate that certain of our remaining wireless spectrum licenses will be sold within the next twelve months. Accordingly, at July 3, 2010, we classified wireless spectrum holdings with a carrying value of $59.0 million as assets held for sale, and, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing these assets. As of July 3, 2010, the aggregate net carrying value of our remaining wireless spectrum license assets that are not considered held for sale was $405.3 million, which includes $79.1 million of asset value allocated as a result of related deferred tax liabilities determined in accordance with accounting guidance for acquired temporary differences in certain purchase transactions that are not accounted for as business combinations.

Through our continued efforts to sell our wireless spectrum licenses in Europe and Argentina during 2010, we determined that the carrying value of certain of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build out obligations in Europe during this time period. Accordingly, during the six months ended July 3, 2010, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Argentina to their estimated fair value and recognized asset impairment charges of $0.2 million and $0.3 million, respectively, all of which is reported in discontinued operations. Upon the sale and deconsolidation during the three months ended July 3, 2010, of our Slovakia based subsidiary, WiMax Telecom SRO, we reclassified $1.2 million of the asset impairment charge on our wireless spectrum licenses in Slovakia that was recognized during the first quarter of 2010 against the net losses on business divestitures.

During the six months ended June 27, 2009, we determined that the carrying value of our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Europe exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses which occurred in April 2009. Accordingly, during the six months ended June 27, 2009, we wrote-down the carrying value of our domestic AWS spectrum licenses and our wireless spectrum licenses in Europe to their estimated fair value and recognized asset impairment charges of $16.2 million, of which $9.4 million is reported in continuing operations and $6.8 million is reported in discontinued operations.

3.	Asset Impairment Charges

Long-Lived Assets

In connection with our ongoing discussions to sell our Nevada office building, we determined that indicators of impairment were present, and, accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of our building was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.  During the three and six months ended July 3, 2010, we recognized additional asset impairment charges of $1.5 million, all of which is reported as asset impairment charges in discontinued operations.

In connection with our global restructuring initiative, we reviewed our long-lived assets for impairment and, during the six months ended June 27, 2009, determined that indicators of impairment were present for certain long-lived assets. Accordingly, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.  As a result of this assessment, during the three and six months ended June 27, 2009, we recognized additional asset impairment charges of $1.6 million and $4.8 million, of which $1.5 million and $4.6 million is reported as asset impairment charges in discontinued operations and $0.1 million and $0.2 million is reported as asset impairment charges in continuing operations, respectively.

There are inherent estimates and assumptions underlying the projected cash flows utilized in the recoverability assessment and management’s judgment is required in the application of this information to the determination of the recovery value of the assets. No assurance can be given that the underlying estimates and assumptions will materialize as anticipated.

4.	Restructuring Charges

The following summarizes the restructuring activity for the six months ended July 3, 2010 and June 27, 2009 and the related restructuring liabilities:
(in thousands)	Balance at Beginning of Year	Charges to Expense	Cash Payments	Reversal of Deferred Charges	Balance at End of Period
For the Six Months Ended July 3, 2010
Lease abandonment and facility closure costs	$1,750	$108	$—	$—	$1,858
Other related costs, including contract termination costs, selling costs and legal fees	349	1,087	(1,163)	—	273
Total	$2,099	$1,195	$(1,163)	$—	$2,131
Continuing operations(1)	$1,833	$237			$1,697
Discontinued operations	266	958			434
Total	$2,099	$1,195			$2,131
For the Six Months Ended June 27, 2009
Employee termination costs	$237	$4,884	$(5,085)	$—	$36
Lease abandonment and facility closure costs	1,616	282	(1,173)	1,136	1,861
Other related costs, including contract termination costs, selling costs and legal fees	2,668	1,813	(2,286)	—	2,195
Total	$4,521	$6,979	$(8,544)	$1,136	$4,092
Continuing operations(2)	$3,492	$2,038			$3,789
Discontinued operations	1,029	4,941			303
Total	$4,521	$6,979			$4,092

(1)
Included in restructuring charges of continuing operations for the six months ended July 2, 2010 is $0.2 million of interest accretion expense on long-term obligations resulting from the renegotiation of one of our abandoned lease liabilities, which is reported in interest expense of continuing operations in the consolidated statement of operations.

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

5.	Long-Term Obligations

Long-term obligations held by continuing operations consist of the following:
(dollars in thousands)	July 3, 2010	January 2, 2010
15% Senior Secured Notes due July 2011, net of unamortized discounts of $6,917 and $6,177 at July 3, 2010 and January 2, 2010, respectively, and stated interest rates of 15% and 14% for payment-in-kind interest at July 3, 2010 and January 2, 2010, respectively, and 9% for cash interest at January 2, 2010	$203,430	$162,076
15% Senior-Subordinated Secured Second Lien Notes due November 2011, net of unamortized discounts of $12,038 and $13,182 at July 3, 2010 and January 2, 2010, respectively, and stated interest rates of 15% and 14% at July 3, 2010 and January 2, 2010, respectively	143,012	127,573
12% Third Lien Subordinated Secured Convertible Notes due December 2011, net of unamortized discounts of $144,670 and $134,230 at July 3, 2010 and January 2, 2010, respectively and stated interest rates of 12% and 7.5% at July 3, 2010 and January 2, 2010, respectively	420,250	389,869
Wireless spectrum leases, net of unamortized discounts of $15,386 and $16,556 at July 3, 2010 and January 2, 2010, respectively; expiring from 2011 through 2036 with one to five renewal options ranging from 10 to 15 years each	23,093	25,768
Collateralized non-recourse bank loan with interest at 30-day LIBOR plus 0.25%; principal and interest due upon sale of auction rate securities; secured by auction rate securities	—	21,406
Other	1,631	1,412
Long-term obligations	791,416	728,104
Less current portion	(62,134)	(86,154)
Long-term portion	$729,282	$641,950

Effective as of March 16, 2010, we entered into the Amendment and Waiver (Note 1) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes.  Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes.  In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011.  As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum beginning March 16, 2010 and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum beginning March 16,

2010, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  After giving effect to the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated. As a result of the Amendment and Waiver, we classified $59.0 million of the long term obligations as current obligations based on our estimated repayment obligation upon the sale of our Held For Sale assets as required by the Senior Notes, Second Lien Notes, and Third Lien Notes. The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million and, after payment in full of certain designated Senior Notes (the “Priority Notes”) with an aggregate principal amount of $56.5 million at July 3, 2010 and the Senior Incremental Notes (as defined below) with an aggregate principal amount of $25.5 million at July 3, 2010, permits us to retain up to $12.5 million of asset sale proceeds for general working capital purposes and permitted investments. The Amendment and Waiver also eliminates the redemption premium on all Notes.  As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes (the “Fee Notes”) under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes as of March 16, 2010. The Fee Notes were paid on March 16, 2010 through the issuance of $4.3 million in Senior Notes, $3.6 million in Second Lien Notes and $13.3 million in Third Lien Notes.

As permitted by the Amendment and Waiver, we issued $20.0 million and $5.0 million in additional Senior Notes (the “Senior Incremental Notes”) during the second quarter of 2010 to Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors, respectively. As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes bear interest at a rate of 15% per annum, payable in-kind unless we elect to pay cash, and are be secured by a first lien on the same assets securing our Senior Notes, on a pari passu basis. No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes.

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

The automatic extension of the maturity date of our Senior Notes from July 17, 2011 to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes, constitutes an embedded derivative. Accordingly, we have bifurcated the estimated fair value of the embedded derivative from the carrying value of the Senior Notes upon modification and recognized subsequent changes in the fair value of the embedded derivative against income. We measured the estimated fair value of the Senior Notes embedded derivative using a probability-weighted discounted cash flow model, which includes management assumptions of the probability of occurrence of certain conditions, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes. The initial estimated fair value of the Senior Notes embedded derivative at March 16, 2010 of $0.2 million was recorded as a decrease in the carrying value of the Senior Notes and the estimated fair value of the embedded derivative of $0.1 million at July 3, 2010 is reported in other long-term liabilities in the accompanying consolidated balance sheets. The changes in the estimated fair value of the embedded derivative of $0.1 million and $(0.1) million during the three and six months ended July 3, 2010, were recognized as credits (charges) to other income (expense) in the accompanying consolidated statements of operations.

The requirements to redeem the Second Lien Notes upon an asset sale and a change in control constitute embedded derivatives. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the carrying value of the Second Lien Notes and recognized subsequent changes in the fair value of the embedded derivatives against income. We measured the estimated fair value of the Second Lien Notes embedded derivatives using a probability-weighted discounted cash flow model, which includes management assumptions of the probability of occurrence of a redemption of the Second Lien Notes upon an asset sale and a change in control. The estimated fair value of the Second Lien Notes embedded derivatives of $0.1 million and $9.9 million at July 3, 2010 and January 2, 2010, respectively, are reported in other long-term liabilities in the accompanying consolidated balance sheets. Changes in the estimated fair value of the embedded derivatives of $0.1 million and $9.8 million during the three and six months ended July 3, 2010, respectively, were recognized as credits to other income (expense) in the accompanying consolidated statements of operations. The reduction in the fair value of the embedded derivative liabilities and the $9.8 million credit to other income (expense) during the six months ended July 3, 2010 resulted primarily from the Amendment and Waiver which eliminated the redemption premiums required upon an asset sale or change in control.

The Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the modification date for accounting purposes.  The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, which represents the estimated incremental borrowing rate of our Third Lien Notes that was determined by a third party valuation group, and that amount was used to determine a net debt extinguishment gain of $38.0 million that was recognized during the six months ended July 3, 2010 in other income in the accompanying consolidated statements of operations. The net gain of $38.0 million was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the Third Lien noteholders.  The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense for financial reporting purposes.

The requirements to redeem the Third Lien Notes upon an asset sale and a change in control constitute embedded derivatives. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the fair value of the Third Lien Notes upon the effective reissuance of the Third Lien Notes at March 16, 2010, and recognized subsequent changes in the fair value of the embedded derivatives against income. We measured the estimated fair value of the Third Lien Notes embedded derivatives using a probability-weighted discounted cash flow model, which includes management assumptions of the probability of occurrence of a redemption of the Third Lien Notes upon an asset sale and a change in control. The initial estimated fair value of the Third Lien Notes embedded derivatives of $3.7 million was recorded as a reduction in the carrying value of the Third Lien Notes and the estimated fair values of the embedded derivatives of $5.5 million at July 3, 2010, are reported in other long-term liabilities in the accompanying consolidated balance sheets. Changes in the estimated fair value of the embedded derivatives of $(1.7) million and $4.1 million during the three and six months ended July 3, 2010, respectively, were recognized as credits (charges) to other income (expense) in the accompanying consolidated statements of operations.

During the three months ended July 3, 2010, we exercised our auction rate securities rights and sold our auction rate securities to UBS for $25.0 million and paid in full our collateralized non-recourse bank loan that was secured by our auction rate securities.

6.	Related Party Transactions

Debt-Related Transactions

As permitted by the March 16, 2010 Amendment and Waiver, we issued $25.0 million in Senior Incremental Notes during the three months ended July 3, 2010 to Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors.  Avenue Capital Management II, L.P., is an affiliate of Avenue Capital. Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. As of July 3, 2010, Avenue Capital and its affiliates beneficially owned shares representing 28.5% of our issued and outstanding common stock, $116.8 million, or 56% of the aggregate principal amount of our Senior Notes, $120.7 million, or 78% of the aggregate principal amount of our Second Lien Notes and $159.1 million, or 28% of the aggregate principal amount of our Third Lien Notes. As of July 3, 2010, Solus beneficially owned shares representing 10.0% of our issued and outstanding common stock, $37.0 million, or 18% of the aggregate principal amount of our Senior Lien Notes, $34.3 million, or 22% of the aggregate principal amount of our Second Lien Notes and $65.2 million, or 12% of the aggregate principal amount of our Third Lien Notes.  As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes bear interest at a rate of 15% per annum, payable in-kind unless we elect to pay cash, and will be secured by a first lien on the same assets securing our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee is payable in connection with the issuance of the Senior Incremental Notes. During the three months ended July 3, 2010, we received cash of $20.0 million and $5.0 million and issued Senior Incremental Notes in the same principal amount to Avenue Capital and Solus, respectively.

As consideration for the Amendment and Waiver, we paid an amendment fee to each of Avenue, Solus, Douglas F. Manchester, a member of our Board of Directors and Navation, Inc. (“Navation”), an entity owned by Allen Salmasi, our Chairman, through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such holder’s existing Notes as of March 16, 2010.  The Fee Notes were paid on March 16, 2010 by the issuance of Senior Notes, Second Lien Notes and Third Lien Notes to Avenue Capital, Solus, Mr. Manchester and Navation, and will accrue interest and become payable in accordance with the terms of the respective Note Agreements.  Avenue Capital received $2.3 million in Senior Notes, $2.8 million in Second Lien Notes and $3.7 million in Third Lien Notes.  Solus received $0.7 million in Senior Notes, $0.8 million in Second Lien Notes and $1.5 million in Third Lien Notes.  Mr. Manchester and Navation each received $1.9 million in Third Lien Notes.  The transactions contemplated by the Amendment and Waiver, including the issuance of the Senior Incremental Notes, were approved and recommended to our Board of Directors by an independent committee consisting of members of the Board of Directors who do not have any direct or indirect economic interest in the Notes.

Business Divestiture and Revenue Transactions

In June 2010, we sold the capital stock of our WiMAX Telecom Slovakia s.r.o (“WT SRO”) subsidiary to flyhigh Partners s. r. o. (“flyhigh”), a private limited liability company of which the controlling shareholder is the former managing director and statutory representative of WT SRO, for $0.1 million and recognized a $8.8 million net loss from business divestitures. Upon closing of the sale, we have no remaining obligations to provide financing to support the ongoing operations of WT SRO. Also, in connection with the sale, we entered into an additional consideration agreement with flyhigh that provides for payment to us upon the occurrence of specified trigger events, which includes the sale, lease or contribution or other transfer of all or part of the assets or capital stock of WT SRO, including a spectrum license to third parties, other than the sale or lease of spectrum assignments of less than 10% to the MHz-pop of WT SRO in the aggregate, or a sale or other transfer of WT SRO share capital to any third party or sale or other transfer of share capital above 34% in flyghigh to any third party.

In June 2010, we sold the capital stock of our two Chilean subsidiaries, Southam Chile SA and Socidad Televisora CBC Ltd, to VTR GlobalCom S.A. and VTR Ingenieria S.A., the holders of our notes payable secured by the Chilean spectrum, for net proceeds of $0.7 million, after deducting direct and incremental costs of $0.5 million, and the assumption of the notes payable aggregating $4.3 million.  We recognized a net gain on business divestitures of $4.2 million due to the assumption of our notes payable.

DOCOMO, a customer of PacketVideo, hold a 35% ownership interest in our PacketVideo subsidiary.  On July 30, 2010 we signed a stock purchase agreement to sell our remaining 65% ownership interest in PacketVideo to DOCOMO (see Note 12). PacketVideo sells a version of its multimedia player to DOCOMO for installation into DOCOMO handset models.  PacketVideo recognized $2.3 million and $9.3 million in related party revenues and $0.2 million and $0.5 million in cost of revenues, during the three and six months ended July 3, 2010, respectively, from DOCOMO in the consolidated statements of operations for our discontinued operations.

7.	Comprehensive Loss

Comprehensive loss and comprehensive loss attributable to the noncontrolling interest in subsidiary and NextWave are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net loss	$(72,853)	$(55,487)	$(75,769)	$(137,666)
Foreign currency translation adjustment	2,714	4,772	2,421	879
Total comprehensive loss	(70,139)	(50,715)	(73,348)	(136,787)
Comprehensive loss attributable to noncontrolling interest in subsidiary	2,213	—	2,202	—
Comprehensive loss attributable to NextWave	$(67,926)	$(50,715)	$(71,146)	$(136,787)

8.	Net Loss Per Common Share Information

Basic and diluted net loss per common share for the three and six months ended July 3, 2010 and June 27, 2009 is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the respective periods, without consideration of common stock equivalents.  Our weighted average number of common shares outstanding includes the weighted average number of 1.8 million for warrants exercisable for shares of our common stock that were outstanding during the three and six months ended July 3, 2010, and 7.2 million and 6.6 million during the three and six months ended June 27, 2009, respectively, as they are issuable for an exercise price of $0.07 each. At July 3, 2010, 1.8 million of these warrants remained outstanding.

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted loss per share as they are antidilutive. The share amounts are determined using a weighted average of the common stock equivalents outstanding during the respective periods.
	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Third Lien Notes	7,100	6,404	6,940	6,345
Outstanding stock options	2,829	2,125	2,897	2,204

9.	Stockholders’ Deficit

Changes in shares of common stock, stockholders’ deficit attributable to NextWave, the noncontrolling interest in subsidiary and total stockholders’ deficit for the six months ended July 3, 2010 are as follows:
(in thousands)	Shares of Common Stock	Stockholders’ Deficit Attributable to NextWave	Noncontrolling Interest in Subsidiary	Total Stockholders’ Deficit
Balance at January 2, 2010	22,434	$(291,605)	$15,948	$(275,657)
Shares issued for stock options exercised	60	141	—	141
Share-based compensation expense	—	2,059	763	2,822
Foreign currency translation adjustment	—	3,386	(965)	2,421
Net loss	—	(74,532)	(1,237)	(75,769)
Balance at July 3, 2010	22,494	$(360,551)	$14,509	$(346,042)

10.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance:

		Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At July 3, 2010
Cash and cash equivalents	$33,844	$33,844	$—	$—
Embedded derivatives(1)	5,706	—	—	5,706
At January 2, 2010
Cash and cash equivalents	$20,512	$20,512	$—	$—
Auction rate securities(2)	24,023	—	—	24,023
Auction rate securities rights(3)	1,227	—	—	1,227
Embedded derivatives(1)	19,504	—	—	19,504

(1)	Included in other current and other long-term liabilities in the accompanying consolidated balance sheet
(2)	Included in restricted cash and marketable securities in the accompanying consolidated balance sheet.
(3)	Included in other noncurrent assets in the accompanying consolidated balance sheet.

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

Auction Rate Securities. At January 2, 2010, we estimated the fair value of our auction rate securities, which were classified as trading securities under debt and equity securities accounting guidance, using a discounted cash flow model (Level 3 inputs), which measures fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities at January 2, 2010 utilized a discount rates of 2.5% which represent estimated market rates of return, and estimated periods until sale and/or successful auction of the security of one year. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty. During the three months ended July 3, 2010, we exercised our auction rate securities rights and sold our auction rate securities to UBS for $24.0 million and paid in full our collateralized non-recourse bank loan that was secured by our auction rate securities.

Auction Rate Securities Rights. Our auction rate securities rights allowed us to sell our auction rate securities at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012, and during the three months ended July 2, 2010, we exercised these rights and sold our auction rate securities to UBS. We elected to measure the fair value of the auction rate securities rights under financial instruments accounting guidance, which we believe will mitigated volatility in our reported earnings due to the inverse relationship between the fair value of the auction rate securities rights and the underlying auction rate securities. At January 2, 2010, we estimated the fair value of our auction rate securities rights using a discounted cash flow model, similar to the auction rate securities (Level 3 inputs). The discounted cash flow model at January 2, 2010 utilized a discount rate of 1.0% and an estimated period until recovery of less than one year.

The following table summarizes the activity in assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs – see chart below):

			Embedded Derivatives
(in thousands)	Auction Rate Securities	Auction Rate Securities Rights	Senior Notes	Second Lien Notes	Third Lien Notes	Total
Balance at January 2, 2010	$24,023	$1,227	$—	$(9,928)	$(9,576)	$5,746
Purchases, issuances, sales, exchanges, settlements and debt modifications	(24,023)	(1,227)	(182)	(41)	5,929	(19,544)
Realized gains included in other income (expense), net	—	—	—	9,554	—	9,554
Unrealized gains (losses) included in other income (expense), net	—	—	65	288	(1,815)	(1,462)
Balance at July 3, 2010	$—	$—	$(117)	$(127)	$(5,462)	$5,706

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table summarizes our assets and liabilities that were measured at fair value on a nonrecurring basis during the period and their respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance:
		Fair Value Measurements Using:			Fair Value Measurements Recorded During the:
(in thousands)	Net Carrying Value at End of Period	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended	Six Months Ended
July 3, 2010
Wireless spectrum licenses held for sale(1)	$59,048	$—	$59,048	$—	$(1,177)	$538
Property and equipment, net(2)	11,427	—	—	11,427	1,500	1,500
June 27, 2009
Wireless spectrum licenses held for sale	$113,063	$—	$113,063	$—	$—	$16,171
Property and equipment, net(3)	17,693	—	—	17,693	1,583	4,257

(1)
Upon the sale and deconsolidation during the three months ended July 3, 2010, of our Slovakia based subsidiary, WiMax Telecom SRO, we reclassified $1.2 million of the asset impairment charge on our wireless spectrum licenses in Slovakia that was recognized during the first quarter of 2010 against the net losses on business divestitures in discontinued operations.

(2)
Includes property and equipment of continuing operations of $3.8 million, property and equipment of discontinued operations of $4.1 million and property and equipment held for sale by discontinued operations of $3.5 million

(3)
Includes property and equipment of continuing operations of $0.7 million, property and equipment of discontinued operations of $12.0 million and property and equipment held for sale by discontinued operations of $5.0 million.

Wireless Spectrum Licenses. Through our continued efforts to sell our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Europe and Argentina, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses. We estimated the fair value of these wireless spectrum licenses based on advanced negotiations and submitted bids from third parties for the purchase of the licenses (Level 2 Inputs). Accordingly, during the three and six months ended July 3, 2010, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Argentina to their estimated fair value and recognized asset impairment charges of $0.2 million and $0.3 million, respectively, all of which is reported in discontinued operations.  During the six months ended June 27, 2009, we wrote-down the carrying value of our domestic AWS spectrum licenses and our wireless spectrum licenses in Europe and Argentina to their estimated fair value and recognized asset impairment charges of $16.2 million, of which $9.4 million is reported in continuing operations and $6.8 million is reported in discontinued operations.

Property and Equipment, Net. In connection with our ongoing discussions to sell our Nevada office building, we determined that indicators of impairment were present, and, accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of our building was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.  During the three and six months ended July 3, 2010, we recognized additional asset impairment charges of $1.5 million, all of which is reported as asset impairment charges in discontinued operations.  In connection with our global restructuring initiative, we continued to review our long-lived assets for impairment and, during the six months ended June 27, 2009, determined that indicators of impairment were present for the long-lived assets in our semiconductor segment as well as certain other long-lived assets. Accordingly, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition (Level 3 inputs). Based on the impairment assessment performed, we determined that the carrying value of our property and equipment exceeded its estimated fair value and, accordingly, we recognized asset impairment charges of $1.6 million and $4.3 million during the three and six months ended June 27, 2009, of which $1.5 million and $4.1 million is reported as asset impairment charges in discontinued operations and $0.1 million and $0.2 million is reported as asset impairment charges in continuing operations, respectively.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments of continuing operations, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payable to bank, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations of continuing operations are as follows:
	July 3, 2010		January 2, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$203,430	$201,000	$162,076	$156,438
Second Lien Notes	143,012	142,176	127,573	122,070
Third Lien Notes	420,250	420,251	389,869	347,189
Wireless spectrum leases	23,093	9,497	25,768	13,345

At July 3, 2010, we determined the fair value of our Senior Notes, Second Lien Notes and leased wireless spectrum licenses using discounted cash flow models with discount rates of 15%, 23% and 40%, respectively, which represents our respective estimated incremental borrowing rates as of that date for that type of instrument.  At July 3, 2010, our Third Lien Notes were measured using their fair value upon reissuance for accounting purposes in March 2010. At January 2, 2010, we determined the fair value of our Notes and wireless spectrum licenses using a discounted cash flow model with a discount rate of 32.5%, which represents our estimated incremental borrowing rate as of that date.

11.	Commitments and Contingencies

Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint.  On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint.  On April 30, 2010, NextWave filed a Motion to Dismiss the Second Amended Complaint and the Motion now

has been fully briefed and is under submission to the court. At this time, there can be no assurance as to the ultimate outcome of this litigation.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of July 3, 2010, other than the matters described above, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of July 3, 2010.

12.	Subsequent Event

On July 30, 2010, we signed a definitive agreement for the sale of our remaining 65% stock ownership in our PacketVideo subsidiary to DOCOMO and continued to pursue wireless spectrum license sales, the net proceeds of which we will retain $12.5 million for general working capital purposes and permitted investments and the remainder of which will be used to reduce our outstanding indebtedness, thereby reducing interest accruals payable in future years.  In July 2009, DOCOMO acquired a 35% ownership interest in PacketVideo.

Upon completion of the Transaction, which is expected during our third quarter of 2010, PacketVideo will become a wholly owned subsidiary of DOCOMO.  The Transaction remains subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and approval by NextWave stockholders. The Stock Purchase Agreement also includes provisions enabling us and/or DOCOMO to terminate the Stock Purchase Agreement in certain specified circumstances. Following a termination of the Stock Purchase Agreement, we may be required to reimburse up to $0.7 million of the aggregate expenses of DOCOMO under specified circumstances.

The Transaction likely will not result in any material United States federal or California state corporate income tax liability (including any alternative minimum tax liability) because we anticipate using our net operating losses to offset any taxable gain generated.

In connection with the signing of the Stock Purchase Agreement, Dr. James C. Brailean resigned from his position as the Chief Executive Officer, Chief Operating Officer and President of NextWave and as a member of NextWave’s Board of Directors.  Dr. Brailean continues to serve as the President and Chief Executive Officer and as a member of the Board of Directors of PacketVideo.

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

           We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year.  Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2010 is a 52-week year ending on January 1, 2011 and fiscal year 2009 was a 53-week year ending January 2, 2010. The three and six month periods ending on July 3, 2010 and June 27, 2009 include 13 and 26 weeks, respectively.

OVERVIEW

Second Quarter Highlights

•	Our net loss from continuing operations during the second quarter of 2010 was $63.3 million compared to $49.2 million for the second quarter of 2009.

•
Our net loss from continuing operations during the first six months of 2010 was $64.2 million, and prior to the gain on extinguishment of debt of $38.0 million, was $102.2 million, compared to $108.7 million for the first six months of 2009.

•
As permitted by the Amendment and Limited Waiver (the “Amendment and Waiver”) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes, we issued $20.0 million and $5.0 million in additional Senior Notes (the “Senior Incremental Notes”) to Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto (“Avenue”), and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors (“Solus”), respectively.  As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes bear interest at a rate of 15% per annum, payable in-kind unless we elect to pay cash, and are secured by a first lien on the same assets securing our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes.

•
Effective June 21, 2010 we amended our Amended and Restated Certificate of Incorporation to effect a 1-for-7 reverse stock split.  At the effective time of the reverse stock split, every seven shares of our pre-split common stock, with a par value $0.001 per share, was automatically converted into one share of post-split common stock, with a par value $0.007 share.  The number of authorized shares of our common stock was reduced accordingly by a ratio of 1-for-7 from 400 million to 57.1 million shares.  Outstanding stock incentive awards and shares available for future grants were also adjusted to give effect to the reverse split.

Subsequent Event

•
On July 30, 2010, we signed a Stock Purchase Agreement to sell our remaining 65% ownership interest in our PacketVideo subsidiary to DOCOMO, a customer of PacketVideo, for approximate net proceeds of $107.0 million, after deducting estimated direct and incremental costs of $4.6 million (the “Transaction”).  Of the net proceeds, we will retain $12.5 million for working capital and permitted investments and redeem approximately $94.5 million in principal and accrued interest on our Senior Notes.  Upon completion of the Transaction, which is expected during our third quarter of 2010, PacketVideo will become a wholly owned subsidiary of DOCOMO.  The Transaction remains subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and approval by NextWave stockholders. The Stock Purchase Agreement also includes provisions enabling us and/or DOCOMO to terminate the Stock Purchase Agreement in certain specified circumstances. Following a termination of the Stock

Purchase Agreement, we may be required to reimburse up to $0.7 million of the aggregate expenses of DOCOMO under specified circumstances. In connection with the signing of the Stock Purchase Agreement, Dr. James C. Brailean resigned from his position as the Chief Executive Officer, Chief Operating Officer and President of NextWave and as a member of NextWave’s Board of Directors.  Dr. Brailean continues to serve as the President and Chief Executive Officer and as a member of the Board of Directors of PacketVideo.

Our Business

NextWave Wireless Inc. is a holding company for a significant wireless spectrum portfolio. As a result of our global restructuring initiative, our continuing operations are focused on the management of our wireless spectrum interests.

Our total domestic spectrum holdings consist of approximately four billion MHz POPs (The term "MHz-POPs" is defined as the product derived from multiplying the number of megahertz associated with a license by the population of the license's service area), covering approximately 215.9 million total POPs, with 106.9 million POPs covered by 20 MHz or more of spectrum, and an additional 90.6 million POPs covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York City metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Service (“AWS”) AWS bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

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

To date, we have realized a positive return on the sale of the majority of our domestic AWS spectrum licenses. However, there can be no assurance that we will realize a similar return upon the sale of our remaining wireless spectrum holdings. The sale price of our wireless spectrum assets will be impacted by, among other things:

•	the FCC’s new technical rules relating to the operation of satellite digital audio radio services and services using our WCS spectrum licenses;

•
the timing and associated costs of build out or substantial service requirements attached to our domestic and international spectrum licenses, where a failure to comply with these requirements could result in license forfeiture;

•	timing of closure of potential sales, in particular if it is necessary to accelerate the planned sale of certain of our spectrum licenses in order to meet debt payment obligations;

•	worldwide economic conditions which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in global network deployments;

•	availability of wireless spectrum in the United States in particular, which could be affected by potential government auctions of spectrum not previously available in the market; and

•	availability of capital for prospective spectrum buyers, which has been negatively impacted by the downturn in the credit and financial markets.

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

Discontinued Operations

The results of operations of our PacketVideo and Cygnus subsidiaries, and our Global Services and NextWave Network Product Support strategic business units, our Semiconductor segment and our WiMAX Telecom, Inquam and South American businesses, have been reported as discontinued operations in the consolidated financial statements for all periods presented, prior to sale or dissolution of the respective business.

Our discontinued international spectrum holdings include nationwide 3.5 GHz licenses in Switzerland; a nationwide 2.0 GHz license in Norway; and 2.5 GHz licenses in Argentina, collectively covering 28 million POPs.

RESULTS OF OPERATIONS

The results of operations of our PacketVideo and Cygnus subsidiaries, and our Global Services and NextWave Network Product Support strategic business units, our Semiconductor segment and our WiMAX Telecom, Inquam and South American businesses, have been reported as discontinued operations in the consolidated financial statements for all periods presented.

Comparison of Our Second Quarter of 2010 to Our Second Quarter of 2009 – Continuing Operations

General and Administrative

General and administrative expenses from continuing operations during the second quarter of 2010 were $8.0 million compared to $11.6 million for the second quarter of 2009.  The $3.6 million decrease is attributable primarily to the cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities.  The costs incurred in connection with our global restructuring initiative, including compensation related costs incurred related to terminated employees, costs incurred related to vacated leased facilities and other restructuring related costs, are included in restructuring charges.

Included in general and administrative expenses during each of the second quarters of 2010 and 2009 is $1.9 million of amortization of finite-lived wireless spectrum. Also included in general and administrative expenses during the second quarters of 2010 and 2009 is $0.3 million and $0.7 million, respectively, of share-based compensation expense

Restructuring Charges

In connection with the implementation of our global restructuring initiative, during the second quarter of 2009, our corporate support function incurred $0.1 million in employee termination costs and $0.2 million of costs related to the divestiture and closure of discontinued businesses. These costs were more than offset by credits totaling $1.0 million in lease abandonment and related facility closure costs and contract termination costs that resulted from settlements of certain of our leases, software license and maintenance agreements which reduced our payment obligations.

Gain (loss) on Sales of Wireless Spectrum Licenses

During the second quarter of 2010 we recognized net losses on sales of our wireless spectrum licenses of $0.2 million, after deducting incremental costs of $0.5 million.  These net losses were partially reduced by lease payments received by us, pending completion of the sale of certain of our owned WCS spectrum licenses in the United States to a third party, of $0.3 million and the forfeiture of a spectrum license sales deposit received by us of $0.3 million.

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

Interest Expense

Interest expense from continuing operations during the second quarter of 2010 was $54.2 million, as compared to $39.1 million during the second quarter of 2009, an increase of $15.1 million. The increase is primarily attributable to higher principal and paid-in-kind interest and the March 2010 Amendment and Waiver which increased interest rates on our Notes.  Interest expense and interest accretion of the debt discounts and issuance costs related to our Senior Notes, Second Lien Notes and Third Lien Notes accounted for $(1.1) million, $1.1 million and $14.9 million, respectively, of the increase (decrease).

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

Other Income and Expense, Net

Other expense, net, from continuing operations during the second quarter of 2010 was $1.2 million, as compared to other income, net of $0.2 million during the second quarter of 2009, an increase of $1.4 million. The increase in other expense, net, reflects primarily changes in the estimated fair values of our embedded derivatives on our Senior Notes, Second Lien Notes and Third Lien Notes aggregating $1.3 million.

Income Tax Provision

During the second quarters of 2010 and 2009, substantially all of our U.S. and foreign subsidiaries in our continuing operations had net losses for tax purposes with full valuation allowances and, therefore, no material income tax provision or benefit was recognized for these subsidiaries.

Comparison of Our First Six Months of 2010 to Our First Six Months of 2009 – Continuing Operations

General and Administrative

General and administrative expenses from continuing operations during the first six months of 2010 were $13.9 million compared to $20.7 million for the same period in 2009.  The $6.8 million decrease in general and administrative expenses from continuing operations during the first six months of 2010, as compared to the same period in 2009, is attributable primarily to the cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities.  The costs incurred in connection with our global restructuring initiative, including compensation related costs incurred related to terminated employees, costs incurred related to vacated leased facilities and other restructuring related costs, are included in restructuring charges.

Included in general and administrative expenses during the first six months of 2010 and 2009 is $3.8 million and $3.9 million, respectively, of amortization of finite-lived wireless spectrum licenses. Also included in general and administrative expenses during the first six months of 2010 and 2009 is $0.6 million and $1.2 million, respectively, of share-based compensation expense

Asset Impairment Charges

Through our continued efforts to sell our remaining domestic AWS spectrum licenses, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses which occurred in April 2009. Accordingly, during the first six months of 2009, we wrote-down the carrying value of our domestic AWS spectrum licenses to their estimated fair value and recognized an asset impairment charge related to continuing operations of $9.4 million.

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

Gain on Sales of Wireless Spectrum Licenses

During the first six months of 2010, we recognized net gains on sales of our wireless spectrum licenses of $12,000, after deducting incremental costs of $0.7 million.  These net losses were partially reduced by lease payments received by us, pending completion of the sale of certain of our owned WCS spectrum licenses in the United States to a third party, of $0.3 million and the forfeiture of a spectrum license sales deposit received by us of $0.3 million.

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

Interest Expense

Interest expense from continuing operations during the first six months of 2010 was $98.3 million, compared to $75.9 million during the first six months of 2009, an increase of $22.4 million. The increase is primarily attributable to higher principal and paid-in-kind interest and the Amendment and Waiver which increased interest rates on our Notes.  Interest expense and interest accretion of the debt discounts and issuance costs related to our Senior Notes, Second Lien Notes and Third Lien Notes accounted for $(0.9) million, $3.2 million and $19.9 million, respectively, of the increase (decrease).

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

Other Income and Expense, Net

Other income, net, from continuing operations during the first six months of 2010 was $9.4 million, as compared to other expense, net of $1.3 million during the first six months of 2009, an increase of $10.7 million. The increase in other income, net, reflects primarily changes in the estimated fair values of our embedded derivatives on our Senior Notes, Second Lien Notes and Third Lien Notes aggregating $9.1 million and cash of $1.0 million released from escrow related to our reorganization in 2005. Of the $9.1 million change in the estimated fair values of our embedded derivative liabilities, $9.6 million of the credit to other income (expense) resulted primarily from the Amendment and Waiver which eliminated the Second Lien Note redemption premiums required upon an asset sale or change in control.

Income Tax Provision

During the first six months of 2010 and 2009 substantially all of our U.S. and foreign subsidiaries in our continuing operations had net losses for tax purposes and, therefore, no material income tax provision or benefit was recognized for these subsidiaries.

Comparison of Our Second Quarter and First Six Months of 2010 to Our Second Quarter and First Six Months of 2009 – Discontinued Operations

The results of operations of our discontinued Multimedia and Semiconductor segments and our WiMAX Telecom, Inquam and South American businesses, which were previously in our Strategic Initiatives segment, are as follows:

	Three Months Ended			Six Months Ended
(in millions)	July 3, 2010	June 27, 2009	Increase (Decrease)	July 3, 2010	June 27, 2009	Increase (Decrease)
Revenues	$8.8	$13.9	$(5.1)	$20.5	$32.1	$(11.6)
Revenues – related party	2.3	—	2.3	9.4	—	9.4
Total revenues	11.1	13.9	(2.8)	29.9	32.1	(2.2)
Operating expenses:
Cost of revenues	5.9	7.0	(1.1)	12.0	15.0	(3.0)
Cost of revenues – related party	0.2	—	0.2	0.5	—	0.5
Engineering, research and development	4.5	4.8	(0.3)	9.5	14.5	(5.0)
Sales and marketing	1.9	2.3	(0.4)	4.9	5.7	(0.8)
General and administrative	3.1	4.8	(1.7)	6.8	9.1	(2.3)
Asset impairment charges	0.3	1.5	(1.2)	2.0	11.4	(9.4)
Restructuring charges	0.1	0.3	(0.2)	0.9	4.9	(4.0)
Total operating expenses	16.0	20.7	(4.7)	36.6	60.6	(24.0)
Net gains (losses) on business divestitures	(5.2)	—	(5.2)	(5.2)	0.1	(5.3)
Loss from operations	(10.1)	(6.8)	(3.3)	(11.9)	(28.4)	16.5
Other income and (expense), net	0.5	0.6	(0.1)	0.5	(0.3)	0.8
Loss before income taxes	(9.6)	(6.2)	(3.4)	(11.4)	(28.7)	17.3
Income tax provision	—	—	—	(0.1)	(0.2)	0.1
Net loss from discontinued operations	(9.6)	(6.2)	(3.4)	(11.5)	(28.9)	17.4
Net loss attributed to noncontrolling interest in subsidiary	1.7	—	1.7	1.2	—	1.2
Net loss from discontinued operations attributed to NextWave	$(7.9)	$(6.2)	$(1.7)	$(10.3)	$(28.9)	$18.6

Revenues

Of the $2.8 million and $2.2 million decrease in revenues from discontinued operations during the second quarter and first six months of 2010 when compared to the same periods in 2009, respectively, $1.5 million and $0.5 million was attributable to lower royalty and support revenues recognized by our PacketVideo subsidiary and $1.3 million and $1.7 million was attributable to our bankruptcy liquidation proceedings during the fourth quarter of 2009 for WiMAX Telecom GmbH, the holding company for our discontinued WiMAX Telecom businesses in Austria and Croatia.

Related party revenues represent sales of a version of PacketVideo’s multimedia player to DOCOMO for installation into DOCOMO handset models. In July 2009, DOCOMO became a related party when its subsidiary purchased a 35% noncontrolling interest in our PacketVideo subsidiary.

Cost of Revenues

Of the $0.9 million and $2.5 million decrease in cost of revenues from discontinued operations during the second quarter and first six months of 2010 when compared to the same periods in 2009, respectively, $(0.2) million and $0.6 million were attributable to lower revenues recognized by our PacketVideo subsidiary and $1.1 million and $1.9 million were attributable to our divestitures of our discontinued WiMAX Telecom businesses in Austria, Croatia, and Latin America.

Included in total cost of revenues from discontinued operations during each of the second quarters of 2010 and 2009 is $0.7 million of amortization of purchased intangible assets.  Also included in total cost of revenues during the second quarters of 2010 and 2009 is $0.3 million and $0.2 million, respectively, of share-based compensation expense.

Included in total cost of revenues from discontinued operations during the first six months of 2010 and 2009 is $1.4 million and $1.5 million, respectively, of amortization of purchased intangible assets.  Also included in total cost of revenues during the first six months of 2010 and 2009 is $0.6 million and $0.4 million, respectively, of share-based compensation expense.

Engineering, Research and Development

The $0.3 million decrease in engineering, research and development expenses from discontinued operations during the second quarter of 2010 when compared to the same period in 2009 is primarily attributable to a $0.7 million decrease in third party contract expenses and other operating expenses of our PacketVideo subsidiary, partially offset by $0.2 million in lower expense credits that were recognized during second quarter of 2009 by our Semiconductor segment.

The $5.0 million decrease in engineering, research and development expenses from discontinued operations during the first six months of 2010 when compared to the same periods in 2009, respectively, is primarily attributable to a $1.7 million decrease in third party contract expenses and other operating expenses of our PacketVideo subsidiary and a $3.8 million decrease attributable to the shutdown of the operations of our semiconductor business in the first quarter of 2009. These decreases were partially offset by $0.5 million in expense credits recognized by our Networks segment that were recognized during the first six months of 2009.

The compensation related costs incurred in relation to the employees terminated in connection with the shutdown of our semiconductor business are included in restructuring charges.

Included in engineering, research and development expenses during the second quarters of 2010 and 2009 is $0.3 million and $0.2 million, respectively, and during the first six months of 2010 and 2009 is $0.6 million and $0.5 million, respectively, of share-based compensation expense.

Sales and Marketing

The $0.4 million and $0.8 million decrease in sales and marketing expenses from discontinued operations during the second quarter and first six months of 2010 when compared to the same periods in 2009 is primarily attributable to our PacketVideo subsidiary, the shutdown of the operations of our semiconductor business in the first quarter of 2009 and the insolvency and wind-down of WiMAX Telecom GmbH, the holding company for our discontinued WiMAX Telecom businesses in Austria and Croatia, during the fourth quarter of 2009. The compensation related costs incurred in relation to the employees terminated in connection with the shutdown of our semiconductor business are included in restructuring charges.

Included in sales and marketing expenses from discontinued operations during each of the second quarters of 2010 and 2009 is $0.3 million and during the first six months of 2010 and 2009 is $0.5 million and $0.6 million, respectively, of amortization of purchased intangible assets. Also included in sales and marketing expenses during each of the second quarters and first six months of 2010 and 2009 is $0.1 million of share-based compensation expense.

General and Administrative

The $1.7 million and $2.3 million decrease in general and administrative expenses from discontinued operations during the second quarter and first six months of 2010 when compared to the same periods in 2009 is primarily attributable to lower operating expenses at our WiMAX Telecom subsidiary resulting from cost reduction actions implemented in the first quarter of 2009 and lower amortization expense resulting from our classification of our wireless spectrum licenses in Europe as assets held for sale, which, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing.  This decrease was partially offset by increases in general and administrative expenses of our PacketVideo subsidiary of $0.5 million and $0.8 million during the second quarter and first six months of 2010 resulting primarily from increased share-based compensation and other operating expenses.

Included in general and administrative expenses during the second quarters of 2010 and 2009 is $0 and $0.4 million, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses during the second quarters of 2010 and 2009 is $0.5 million and $0.4 million, respectively, of share-based compensation expense.

Included in general and administrative expenses during the first six months of 2010 and 2009 is $0.1 million and $1.3 million, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses during the first six months of 2010 and 2009 is $0.9 million and $0.8 million, respectively, of share-based compensation expense.

Asset Impairment Charges

In connection with our ongoing discussions to sell our Nevada office building, we determined that indicators of impairment were present, and, accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of our building was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.  During the second quarter and first six months of 2010, we recognized additional asset impairment charges of $1.5 million, all of which is reported as asset impairment charges in discontinued operations.

Through our continued efforts to sell our wireless spectrum licenses in Europe and Argentina during 2010, we determined that the carrying values of certain of these spectrum licenses exceeded their fair values and, accordingly, during the first six months of 2010, we wrote-down the carrying values of these licenses to their estimated fair values and recognized asset impairment charges of $0.5 million. Upon the sale and deconsolidation during the second quarter of 2010, of our Slovakia based subsidiary, WiMax Telecom SRO, we reclassified $1.2 million of the asset impairment charge on our wireless spectrum licenses in Slovakia that was recognized during the first quarter of 2010 against the net losses on business divestitures.

During the first six months of 2009, we determined that the carrying values of our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Europe exceeded their fair values and, accordingly, during the first six months of 2009, we wrote-down the carrying values of these licenses to their estimated fair values and recognized asset impairment charges of $6.8 million.

During the first six months of 2009, we determined that the carrying values of the long-lived assets in our semiconductor business exceeds their fair values. Accordingly, during the second quarter and first six months of 2009, we recognized additional asset impairment charges of $1.5 million and $4.6 million, respectively.

Restructuring Charges

During the second quarter and first six months of 2010, we incurred $0.1 million and $0.9 million of expense resulting primarily from changes in our estimated contract settlement costs related to our discontinued Semiconductor operations.

In connection with the implementation of our global restructuring initiative, during the second quarter and first six months of 2009, we incurred employee termination costs of $0 and $4.6 million, and $0.3 million and $0.3 million in contract termination costs, respectively, related to our discontinued operations. The employee termination costs incurred in the first six months of 2009 primarily resulted from the termination of approximately 230 employees upon the shutdown of our semiconductor business.

Net Gains on Business Divestitures

The net loss on business divestitures during the second quarter and first six months of 2010 of $4.6 million primarily relates to a $8.8 million loss on our sale of WiMax Telecom SRO in Slovakia.  This loss was partially offset by a $4.2 million gain on the assumption of debt by the buyers of our two Chilean wireless spectrum businesses.

The net gain on business divestitures during the first six months of 2009 primarily relates to $0.1 million in cash received from the sale of assets during the first quarter of 2009.

Other Expense, Net

Other expense, net, during the second quarter of 2010 of $39,000, decreased from other income, net, during the second quarter of 2009 of $0.7 million and was primarily attributable to $0.4 million in lower foreign currency exchange rate gains and $0.2 million in higher interest expense.  Other expense, net, during the first six months of 2010 of $18,000 decreased from $0.3 million in other expense, net, during the first six months of 2009 and was primarily attributable to $0.6 million in higher net foreign currency exchange rate gains, partially offset by $0.3 million in higher interest expense.

Income Tax Provision

During the first six months of 2010 and 2009, substantially all of our U.S. subsidiaries in discontinued operations had net losses for tax purposes with full valuation allowances and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. Certain of our controlled foreign corporations had net income for tax purposes based on cost sharing and transfer pricing arrangements with our United States subsidiaries in relation to research and development expenses incurred.

The effective income tax rate for discontinued operations for the second quarter of 2010 was (0.1)% resulting in a $10,000 income tax provision on a pre-tax loss from discontinued operations of $9.6 million, which primarily relates to $0.1 million in foreign withholding taxes on royalty payments received from our PacketVideo customers, partially offset by $0.1 million in an income tax benefit of certain controlled foreign corporations.

The effective income tax rate for discontinued operations for the first six months of 2010 was (0.9)%, resulting in a $0.1 million income tax provision on a pre-tax loss from discontinued operations of $11.4 million, which primarily relates to $0.2 million in foreign withholding taxes on royalty payments received from our PacketVideo customers, partially offset by $0.1 million in an income tax benefit of certain controlled foreign corporations.

Noncontrolling Interest

On July 2, 2009, we sold a 35% noncontrolling interest in our PacketVideo subsidiary to DOCOMO, a customer of PacketVideo.  During the second quarter and first six months of 2010, the net income from discontinued operations attributed to the noncontrolling interest in our subsidiary totaled $1.7 million and $1.2 million, respectively, and represents DOCOMO’s share of PacketVideo’s net loss during that period.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in 2006 and 2010, the net proceeds of $351.1 million from our issuance of Series A Preferred Stock in March 2007 and the net proceeds of $101.0 million from our issuance of the Second Lien Notes in October 2008 and July 2009. Our total unrestricted cash and cash equivalents held by continuing operations totaled $31.6 million at July 3, 2010. We had net working capital of $63.5 million at July 3, 2010.

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

Effective as of March 16, 2010, we entered into an Amendment and Limited Waiver (the “Amendment and Waiver”) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes.  Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes.  In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011.  As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  After giving effect to the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated.   The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5 million to $1 million and, after payment in full of certain designated Senior Notes (the “Priority Notes”) with an aggregate principal amount of $56.5 million at July 3, 2010 and the Senior Incremental Notes (as defined below) with an aggregate principal amount of $25.5 million at July 3, 2010, permits us to retain up to $12.5 million of asset sale proceeds for general working capital purposes and permitted investments. As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes (the “Fee Notes”).

As permitted by the Amendment and Waiver, we issued $20.0 million and $5.0 million in additional Senior Notes (the “Senior Incremental Notes”) during the second quarter of 2010 to Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors, respectively.   As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes bear interest at a rate of 15% per annum, payable in-kind unless we elect to pay cash, and are be secured by a first lien on the same assets securing our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes.

Our Senior Notes, having an aggregate principal amount of $210.3 million at July 3, 2010, will mature in July 2011, and our Second Lien Notes, having an aggregate principal amount of $155.1 million at July 3, 2010, will mature in November 2011. In addition, our Third Lien Notes, having an aggregate principal amount of $564.9 million at July 3, 2010, will mature in December 2011.  The increase in payment in-kind interest rates on the Notes effective March 16, 2010 will increase the principal amount of this debt upon retirement. Our current cash reserves and cash generated from operations will not be sufficient to meet these payment obligations. We must consummate sales of our wireless spectrum assets yielding proceeds, together with the pending sale of our remaining interest in PacketVideo, that are sufficient to retire this indebtedness. If we are unable to pay our debt at maturity, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court.

In 2010, we have capital expenditure needs associated with certain build-out or substantial service requirements which apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. The substantial service build-out deadline for our domestic Wireless Communication Services (“WCS”) spectrum was July 21, 2010 under the Federal Communication Commission (“FCC”) rules in existence at that time.  However, the FCC adopted new rules on May 20, 2010, that, when effective, (anticipated to be September 1, 2010) purported to replace the July 21, 2010 substantial service requirements with new requirements that must be met 42 and 72 months after the date that new WCS technical and service rules become effective.  We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect.  While we believe we have made the capital expenditures required to complete the applicable WCS build-out requirements, we may be required to make additional capital expenditures to comply with the new rules if the FCC does not accept our substantial service showings under the rules in effect on July 20, 2010.  The substantial service deadline for Educational Broadband Service and Broadband Radio Service (“EBS/BRS”) spectrum is May 1, 2011; however, most of our EBS leases require us to complete most build out activities in 2010, in advance of the FCC’s substantial service deadline.  Failure to meet our service requirements could result in forfeiture of the applicable licenses.

We believe that the completion of our asset divestiture and cost reduction actions, our current cash and cash equivalents, our ability to pay payment-in-kind interest in lieu of cash interest to the holders of our secured notes, and access to $12.5 million of future asset sales proceeds as permitted by secured note agreements will allow us to meet our estimated operational cash requirements at least through June 2011.  Should we be unable to achieve the revenues and/or cash flows through June 2011 as contemplated in our current operating plan, or if we were to incur significant unanticipated expenditures in excess of our available asset sales, we will seek to identify additional capital resources including the use of our remaining $10.0 million incremental Second Lien Notes debt basket, and will implement certain additional actions to reduce our working capital requirements including staff reductions.

The following table presents our working capital (deficit), and our cash and cash equivalents balances:
(in millions)	July 3, 2010	April 3, 2010	Increase (Decrease) for the Three Months Ended July 3, 2010	January 2, 2010	Increase (Decrease) for the Six Months Ended July 3, 2010
Working capital (deficit)	$63.5	$(2.8)	$66.3	$(8.0)	$71.5
Cash and cash equivalents	$31.6	$3.4	$28.2	$15.1	$16.5
Cash and cash equivalents – discontinued operations	2.2	4.8	(2.6)	5.4	(2.2)
Total cash and cash equivalents	$33.8	$8.2	$25.6	$20.5	$14.3

The change from working capital deficits of $2.8 million and $8.0 million at April 3, 2010 and January 2, 2010, respectively, to positive working capital of $63.5 million at July 3, 2010 resulted from cash proceeds of $25.0 million from the issuance of our Senior Incremental Notes and the reclassification of the noncurrent assets and liabilities of our Multimedia Segment to current as this business is anticipated to be sold within the next 3 months.

Uses of Cash, Cash Equivalents and Marketable Securities

The following table presents our utilization of cash, cash equivalents and marketable securities:
	Three Months Ended		Six Months Ended
(in millions)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Beginning cash, cash equivalents and marketable securities	$8.2	$18.9	$20.5	$61.5
Net operating cash used by continuing operations	(3.5)	(2.5)	(10.4)	(29.5)
Proceeds from the sale of wireless spectrum licenses	0.5	3.8	0.7	5.5
Proceeds from the sale of ARS securities	24.0	—	24.0	—
Proceeds from long-term obligations	25.0	—	25.0	—
Payments received on notes receivable	7.1	—	7.1	—
Payments on long-term obligations, excluding wireless spectrum lease obligations	(21.4)	(5.2)	(21.4)	(6.0)
Cash paid for wireless spectrum license lease obligations	(0.1)	(0.2)	(3.8)	(0.7)
Purchase of property and equipment	(3.8)	—	(3.8)	—
Other, net	0.3	0.3	0.1	0.5
Net operating, investing and financing cash provided (used) by discontinued operations	(2.5)	2.7	(4.2)	(13.5)
Ending cash, cash equivalents and marketable securities	33.8	17.8	33.8	17.8
Less: ending cash, cash equivalents and marketable securities-discontinued operations	(2.2)	(9.9)	(2.2)	(9.9)
Ending cash, cash equivalents and marketable securities-continuing operations	$31.6	$7.9	$31.6	$7.9

Significant Financing Activities During the First Six Months of 2010

Effective as of March 16, 2010, we entered into the Amendment and Waiver to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes extending the maturity dates of our Senior and Second Lien Notes from July 17, 2010 to July 17, 2011 and from December 31, 2010 to November 30, 2011, respectively.  The interest payable on our Senior and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  After giving effect to the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated.  The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million and, after payment in full of certain designated Senior Notes with an aggregate principal amount of $56.5 million at July 3, 2010 and the Senior Incremental Notes with an aggregate principal amount of $25.5 million at July 3, 2010, permits us to retain up to $12.5 million of asset sale proceeds for general working capital purposes and permitted investments. As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes as of March 16, 2010. The Fee Notes were paid on March 16, 2010 through the issuance of $4.3 million in Senior Notes, $3.6 million in Second Lien Notes and $13.3 million in Third Lien Notes and will accrue interest and become payable in accordance with the terms of the respective Note Agreements.

In connection with the Amendment and Waiver, we issued $20.0 million and $5.0 million in Senior Incremental Notes to Avenue and Solus, respectively.  As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes bear interest at a rate of 15% per annum, payable in-kind unless we elect to pay cash, and are be secured by a first lien on the same assets securing our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes.

The Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the modification date for accounting purposes.  The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, and that amount was used to determine the net debt extinguishment gain of $38.0 million recognized during the first six months of 2010, in other income in the accompanying consolidated statements of operations. The net gain of $38.0 million was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the Third Lien noteholders.  The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense for financial reporting purposes.

Significant Investing Activities Subsequent to the Second Quarter of 2010

On July 30, 2010, we signed a Stock Purchase Agreement to sell our remaining 65% ownership interest in our PacketVideo subsidiary to DOCOMO, a customer of PacketVideo, for approximate net proceeds of $107.0 million, after deducting estimated direct and incremental costs of $4.6 million (the “Transaction”).  Of the net proceeds we expect to retain $12.5 million for working capital and permitted investments and redeem approximately $94.5 million in principal and accrued interest on our Senior Notes.  In July 2009, DOCOMO acquired a 35% ownership interest in PacketVideo.

Upon completion of the Transaction, which is expected during our third quarter of 2010, PacketVideo will become a wholly owned subsidiary of DOCOMO.  The Transaction remains subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements

Act, and approval by NextWave stockholders. The Stock Purchase Agreement also includes provisions enabling us and/or DOCOMO to terminate the Stock Purchase Agreement in certain specified circumstances. Following a termination of the Stock Purchase Agreement, we may be required to reimburse up to $0.7 million of the aggregate expenses of DOCOMO under specified circumstances.

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

We determined that the modification of our Third Lien Notes was accomplished with debt instruments that were substantially different and, therefore, concluded that debt extinguishment accounting treatment should be applied. The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, which represents the estimated incremental borrowing rate of our Third Lien Notes that was determined by a third party valuation group, and that amount was used to determine a net debt extinguishment gain of $38.0 million that was recognized during the first six months of 2010 in other income in the accompanying consolidated statements of operations. The net gain of $38.0 million was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in Fee Notes issued to the Third Lien noteholders.  The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense.  The estimated fair value and related gain on extinguishment is sensitive to fluctuations in our incremental borrowing rate.  For instance, a 5% decrease in the estimated incremental borrowing rate of our Third Lien Notes would have reduced the gain on extinguishment of debt and reduced our future interest expense by $25.8 million.

Other than the discussion above, there have been no significant changes in our critical accounting policies and estimates from January 2, 2010.

Contractual Obligations

The following table summarizes our cash contractual obligations for continuing and discontinued operations at July 3, 2010, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.
	Payments Due by Fiscal Year Period
(in thousands)	Total	Remainder of 2010	Years 2011-2012	Years 2013-2014	Years 2015 and Thereafter
Continuing Operations:
Long-term obligations(1)(2)	$970,427	$319	$940,164	$8,420	$21,524
Operating leases	233	70	163	—	—
	970,660	389	940,327	8,420	21,524
Discontinued Operations:
Services and other purchase agreements(3)	12,446	2,061	2,232	—	8,153
Operating leases	6,770	806	3,385	2,021	558
	19,216	2,867	5,617	2,021	8,711
Total	$989,876	$3,256	$945,944	$10,441	$30,235

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

(2)
The March 16, 2010 Amendment and Waiver of our Senior Note, Second Lien Note and Third Lien Note agreements provides for: an extension of the maturity date of our Senior Notes from July 17, 2011 to October 17, 2011 if certain conditions are met; provides that all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest; provides for the payment of the Priority Notes; and permits us to retain up to $12.5 million of asset sale proceeds for general working capital purposes and permitted investments.

(3)
On July 30, 2010 we signed a definitive agreement to sell our remaining 65% ownership in our PacketVideo Corporation (“PacketVideo”) subsidiary to NTT DOCOMO, Inc. ("DOCOMO"), a customer of PacketVideo, for net proceeds of $107.0 million, after deducting direct and incremental costs of $4.6 million.  The sale remains subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and approval by NextWave stockholders.   Upon closing of the sale, we expect to retain $12.5 million of the net proceeds for working capital and permitted investments and redeem approximately $94.5 million in principal and accrued interest on our Senior Notes.

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

Under the supervision and with the participation of our management, including our Executive Vice President – Chief Legal Counsel (performing the functions of our principal executive officer) and our Executive Vice President – Chief Financial Officer (our principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Executive Vice President – Chief Legal Counsel and our Executive Vice President – Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first six months of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint.  On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint.  On April 30, 2010, NextWave filed a Motion to Dismiss the Second Amended Complaint and the Motion now has been fully briefed and is under submission to the court. At this time, there can be no assurance as to the ultimate outcome of this litigation.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of July 3, 2010, other than the matters described above, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

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

Our Senior Notes, having an aggregate principal amount of $210.3 million at July 3, 2010, will mature in July 2011 and our Second Lien Notes, having an aggregate principal amount of $155.1 million at July 3, 2010, will mature in November 2011. In addition, our Third Lien Notes, having an aggregate principal amount of $564.9 million at July 3, 2010, will mature in December 2011.  At July 3, 2010, the aggregate remaining outstanding principal balances of our Senior, Second and Third Lien Notes bear payment-in-kind interest at rates of 15.0%, 15.0% and 12.0%, respectively, which will increase the principal amount of this debt upon retirement. Our current cash reserves and cash generated from operations will not be sufficient to meet these payment obligations at maturity. We must consummate sales of our wireless spectrum assets yielding proceeds that are sufficient to retire this indebtedness. If we are unable to pay our debt at maturity, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court.  Our financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We are required to use the net proceeds of asset sales to retire our debt and expect that we will be required to successfully monetize a substantial portion of our wireless spectrum assets for net proceeds substantially in excess of our cost basis in order to retire our debt. There is no guarantee that we will be able to find third parties interested in purchasing our wireless spectrum assets at prices sufficient to retire this debt prior to maturity. We may seek to refinance all or a portion of our debt prior to maturity but there can be no assurance that any such refinancing transaction will be available.  The sale price of our wireless spectrum assets will be impacted by, among other things:

•	the FCC’s new technical rules relating to the operation of satellite digital audio radio services and services using our WCS spectrum licenses;

•
the timing and allocated costs of build-out or substantial service requirements attached to our domestic and international spectrum licenses, where a failure to comply with these requirements could result in license forfeiture;

•	timing of closure of potential sales, particularly if it is necessary to accelerate the planned sale of certain of our spectrum licenses in order to meet debt payment obligations;

•	worldwide economic conditions which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in global network deployments;

•	availability of wireless spectrum in the United States in particular, which could be affected by potential government auctions of spectrum not previously available in the market; and

•	availability of capital for prospective spectrum bidders which has been negatively impacted by the downturn in the credit and financial markets.

If we are unable to consummate sales of our wireless spectrum assets that are sufficient to retire our indebtedness, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern and the value of our equity securities would be impaired or eliminated.

We are highly leveraged and our operating flexibility will be significantly reduced by our debt covenants.

As of July 3, 2010, the aggregate principal amount of our secured indebtedness was $930.3 million. This amount includes our Senior Notes with an aggregate principal amount of $210.3 million, our Second Lien Notes with an aggregate principal amount of $155.1 million and our Third Lien Notes with an aggregate principal amount of $564.9 million. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

•	pay dividends to our stockholders;

•	incur, or cause to incur, additional indebtedness or incur liens;

•	sell assets for consideration other than cash;

•	consolidate or merge with or into other companies;

•	issue shares of our common stock or securities of our subsidiaries;

•	make capital expenditures or other strategic investments in our business not contemplated by our operating budget; or

•	acquire assets or make investments.

We anticipate that our overall level of indebtedness and covenant restrictions will:

•	limit our ability to pursue business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;

•	place us at a competitive disadvantage relative to our competitors with less indebtedness;

•	render us more vulnerable to general adverse economic, regulatory and industry conditions; and

•	require us to dedicate proceeds from asset sales to service our debt.

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

The terms of our Senior Notes and Second Lien Notes require us to deliver a six-month operating budget to the noteholders on a quarterly basis, which budget is reasonably acceptable to Avenue AIV US, L.P., an affiliate of Avenue Capital Management II, L.P. (“Avenue Capital”). Avenue Capital holds 78% of the aggregate principal amount of our Second Lien Notes and 56% of the aggregate principal amount of our

Senior Notes. We must deliver monthly certifications relating to our cash balances to the holders of our Senior Notes and Second Lien Notes. If we are unable to certify that our cash balances have not deviated in a negative manner by more than 10% from budgeted balances, default interest will accrue and, if such condition persists for three monthly reporting periods an event of default would occur under our Senior Notes, Second Lien Notes, and, if the maturity of the foregoing indebtedness were to be accelerated, an event of default would occur under our Third Lien Notes. In addition, we must certify that we have maintained a minimum cash balance of $1.0 million, and any failure to maintain such minimum cash balance will result in an immediate event of default under our Senior Notes, Second lien Notes, and, if the maturity of the foregoing indebtedness were to be accelerated, our Third Lien Notes. Upon an acceleration of our debt following an event of default, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern.

Our restructuring and cost reduction activities expose us to contingent liabilities, accounting charges, and other risks.

We have realized significant operating losses during each reporting period since our inception in 2005, with the exception of the first quarter of 2010 due to a gain resulting from the accounting treatment of the maturity extension of our Third Lien Notes.  We expect to realize further operating losses in the future. In an effort to reduce our working capital requirements, in the third quarter of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our operating business segments. We have also taken other cost reduction actions. During the first six months of 2010, we incurred aggregate restructuring costs of $1.0 million, the majority of which are contract termination costs related to our discontinued Semiconductor business.

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

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint.  On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint.  On April 30, 2010, NextWave filed a Motion to Dismiss the Second Amended Complaint and the Motion now has been fully briefed and is under submission to the court. At this time, there can be no assurance as to the ultimate outcome of this litigation.

Effective as of July 23, 2010, our common stock is no longer traded on The Nasdaq Global Market (“Nasdaq”) and investors no longer have the benefit of certain exemptions from state securities laws governing resales, liquidity benefits and governance protections afforded by a Nasdaq listing.

As a result of our delisting from Nasdaq, we are not currently subject to its corporate governance requirements and you may not have the same protections as are afforded to stockholders of companies listed on the Nasdaq.  For example, we are no longer required to maintain a majority of independent directors on our Board of Directors.  Delisting from the Nasdaq may also result in increased obligations under state securities laws and decreased coverage by security analysts.

Markets operated by the Pink OTC Markets are generally regarded as less efficient and liquid than Nasdaq.  The ability to trade our common stock on the OTCQB depends on the presence and investment decisions of willing buyers and sellers.  Accordingly, if an active and liquid trading market price for our common stock does not develop or, if developed, does not continue, the market price of our common stock will be adversely affected.  In addition, because we are no longer listed on Nasdaq, sales of our common stock by brokers in certain states may be limited or prohibited pending completion of registration filings required under state securities laws.

Trading in our common stock may be subject to the requirements of certain rules promulgated by the SEC under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connections with any trade involving a stock defined as a “penny stock”.  A “penny stock” is any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange.  Additional disclosure burdens relating to penny stocks imposed upon broker-dealers by the SEC requirements could discourage broker-dealers from facilitating trades in our common stock, which could limit the market liquidity of the stock and the ability of investors to trade our common stock.

Special Risk Considerations Relating to our Pending Sale of our Remaining Interest in PacketVideo Corporation to NTT DOCOMO, Inc.

If we fail to complete the sale, our business may be harmed and our ability to sell our interest in PacketVideo may be impaired.

We cannot assure you that the sale of our equity interest in PacketVideo will be completed. The completion of the sale is subject to the satisfaction of a number of conditions, including, among others, the requirement that we obtain stockholder approval of the related stock purchase agreement. We cannot guarantee that we will be able to meet all of these closing conditions.  If we are unable to meet all of the closing conditions, DOCOMO is not obligated to purchase our equity interest in PacketVideo. If the stock purchase agreement is not approved or does not close, our Board of Directors will be forced to evaluate other alternatives, which may be less favorable to us than the proposed sale.

If the sale of the PacketVideo shares to DOCOMO is not completed, we will be subject to a number of risks, including (i) the possible failure of the Company to obtain access to sufficient cash to service its debt, including its senior secured indebtedness, and to obtain working capital to pay its operational expenses and continue as a going concern; (ii) the possible loss of key employees and management personnel; (iii) the accrual of legal, accounting and other fees and costs incurred in connection with the transaction, all of which must be paid even if the transaction is not completed; and (iv) the risk of disruption of our business.

In addition, if the sale of the PacketVideo shares to DOCOMO is not completed, it may be very difficult for us to sell our remaining interest in PacketVideo to a third party because our stockholders’

agreement with DOCOMO will continue in effect and we will need to comply with the pre-emptive rights, rights of first negotiation, rights of first refusal and other rights that may adversely impact our ability to complete such a transaction or obtain fair value for our interest in PacketVideo.

In addition, if the sale of the PacketVideo shares to DOCOMO is not consummated, our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the transaction, and we will have incurred significant out-of-pocket transaction costs, in each case without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.

Most of the proceeds from the sale will be applied to pay down our First Lien Notes and no proceeds from the sale will be distributed to our stockholders.

We expect to receive approximately $107.0 million of net proceeds from the sale, after deduction of estimated expenses for the transaction, of which we expect to apply approximately $94.5 million to retire principal and accrued interest of our Senior Notes pursuant to our secured note agreements, and we expect to retain approximately $12.5 million to fund our working capital needs. The proceeds from the sale of the PacketVideo shares to DOCOMO will not be distributed to our stockholders.

The stock purchase agreement may expose us to contingent liabilities.

Under the stock purchase agreement, we agreed to indemnify DOCOMO, jointly and severally with NextWave Broadband, for losses arising out of any inaccuracy or breach of any representation or warranty of the Company, NextWave Broadband or PacketVideo or any breach of any covenant or agreement by the Company, NextWave Broadband or PacketVideo, subject to certain limitations. Significant indemnification claims by DOCOMO could have a material adverse effect on our financial condition.  In the event that claims for indemnification for such losses exceed the $0.2 million threshold, we may be obligated to indemnify DOCOMO for up to $8.0 million of such losses, unless the claim for indemnification is based upon, arising out of or relating to any matter constituting fraud, in which case there is no limit.

After the sale, if completed, we will no longer have any significant operating revenues.

Given our previous divestiture and/or discontinuation of operations of our network infrastructure subsidiaries, all of our significant operating revenues are currently generated by PacketVideo.  After the sale of the PacketVideo shares to DOCOMO, we will no longer have any significant operating revenues and, if we are not able to successfully manage, operate or sell our wireless spectrum assets to generate cash flow, we may not be able to comply with our debt covenant and may not be able to continue as going concern.

We will be a very small public company without any significant operating revenues.

Once the sale of the PacketVideo shares to DOCOMO is completed, the Company will remain a publicly traded company and will continue to be subject to SEC rules and regulations, including the Sarbanes-Oxley Act of 2002. While all public companies face the costs and burdens associated with being publicly traded, given the small size of our company and the lack of significant operating revenues, these costs and burdens will be particularly significant to us.

Risks Relating to Government Regulation

 If we do not comply with build-out requirements relating to our domestic spectrum licenses, such licenses could be subject to forfeiture.

Certain “build-out” or “substantial service” requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. In particular, the renewal deadline and the substantial service build-out deadline for our domestic BRS and EBS spectrum is May 1, 2011; for our domestic WCS spectrum the Federal Communications Commission (“FCC”) adopted new rules, purporting to supersede the July 21, 2010 build-out deadline, establishing two substantial service deadlines of 42 months and 72 months after the effective date of the rules (anticipated to be September 1, 2010); and for our domestic AWS spectrum, the substantial service build-out deadline is December 18, 2021. Failure to make the substantial service demonstration domestically, without seeking and obtaining an extension from the FCC, would result in license forfeiture.

The substantial service deadline for our domestic WCS spectrum was July 21, 2010 under the FCC rules effective at that time.  However, the FCC adopted new rules on May 20, 2010, that, when effective (anticipated to be September 1, 2010), purported to replace the July 21, 2010 substantial service requirement with new requirements that must be met 42 and 72 months after the date that new WCS technical and service rules become effective.  We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. The FCC has announced that it intends to grant all pending WCS license renewal applications, including those that we filed in April of 2007.  However, the grant of these applications is conditioned on the outcome of an ongoing FCC rulemaking proceeding regarding wireless license renewal procedures.  While we believe we have made the capital expenditures required to complete the applicable WCS build-out requirements, we may be required to make additional capital expenditures to comply with the new rules if the FCC does not accept our substantial service showings under the rules in effect on July 20, 2010.  There can be no assurance of how the FCC will ultimately treat the WCS license renewal applications.

The substantial service deadline for Educational Broadband Service and Broadband Radio Service (“EBS/BRS”) spectrum is May 1, 2011; however, most of our EBS leases require us to complete most build out activities in 2010, in advance of the FCC’s substantial service deadline.  Failure to meet our service requirements could result in forfeiture of the applicable licenses.

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

If we do not comply with build-out requirements relating to our international spectrum licenses, such licenses could be subject to forfeiture.

We operate or hold spectrum licenses through various subsidiaries and joint ventures in Argentina, Canada, Norway and Switzerland.

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

We also have certain build-out requirements internationally, and failure to make those service demonstrations could also result in license forfeiture. For example, in Canada, our 2.3 GHz licenses are subject to mid-term in-use demonstration requirements in November of 2012 and in April of 2013.  In addition, in Switzerland our 3.5 GHz licenses are subject to service requirements in September 2010.  At this time our ability to make required service demonstrations in Switzerland is not assured.

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

We hold 30 licenses issued by the FCC for WCS spectrum. Renewal applications for all 2.3 GHz WCS licenses, including those issued to us, were due to be filed with the FCC on July 21, 2007. We filed our WCS renewal applications on April 23, 2007. Under FCC Rules, licenses continue in effect during the pendency of timely file renewal applications. At least three parties about which we are aware made filings purporting to be “competing applications” in response to the renewal applications we, AT&T, and perhaps others filed. The basis on which the third-party filings were made was the alleged failure of WCS licensees to deploy service on WCS spectrum and satisfy substantial service requirements by July 21, 2007. However, on December 1, 2006, the FCC issued a waiver order extending the substantial service deadline for WCS licensees to July 21, 2010. The FCC’s rules contain no procedures for processing “competing applications” filed for WCS spectrum and the FCC has not accepted them for filing. The FCC has announced that it intends to grant all pending WCS license renewal applications, including those that we filed in April of 2007.  However, the grant of these applications is conditioned on the outcome of an ongoing FCC rulemaking proceeding regarding wireless license renewal procedures in which the FCC has proposed to dismiss all pending “competing applications”.  There can be no assurance of how the FCC will ultimately treat the “competing applications” or the WCS license renewal applications.

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

Since 1997, the FCC has considered a proposal to permanently authorize terrestrial repeaters for SDARS operations adjacent to the C and D blocks of the WCS band. The FCC has permitted a large number of these SDARS terrestrial repeaters to operate on a special temporary authorization since 2001. Permanently authorizing SDARS repeaters adjacent to the WCS band could cause interference to WCS, BRS and EBS receivers. The extent of the interference from SDARS repeaters is unclear and will depend on the effectiveness of the new rules adopted by the FCC on May 20, 2010 (as further described below) and the operation of SDARS equipment under the new rules. Because WCS C and D block licenses are adjacent to the SDARS spectrum, the potential for interference to this spectrum is of greatest concern. There is a lesser magnitude concern regarding interference from SDARS to WCS A and B block licenses, and BRS and EBS licenses. The FCC adopted new technical rules on May 20, 2010 to govern WCS and SDARS operations.  These rules are anticipated to go into effect on September 1, 2010.  Operation of both WCS and SDARS equipment under the new rules could result in interference to our WCS, BRS or EBS spectrum, which could impair our ability to realize value from this spectrum.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Removed and reserved

ITEM 5. Other Information

ITEM 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NextWave Wireless Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed June 18, 2010)

4.1	First Lien Senior Incremental Notes Agreement, dated May 27, 2010, among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc. and WCS Wireless License Subsidiary, LLC, and the note purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed June 3, 2010)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTWAVE WIRELESS INC. (Registrant)

August 9, 2010	By: /s/ Francis J. Harding
(Date)	Francis J. Harding
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NextWave Wireless Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed June 18, 2010)

4.1	First Lien Senior Incremental Notes Agreement, dated May 27, 2010, among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc. and WCS Wireless License Subsidiary, LLC, and the note purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of NextWave Wireless Inc. filed June 3, 2010)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.