Form 10-Q
period 2010-10-02
NextWave Wireless Inc.
filed 2010-11-10
CIK 1374993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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
(858) 731-5300
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

As of November 4, 2010, there were 23,493,580 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
NEXTWAVE WIRELESS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	October 2, 2010	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$ 22,653	$ 15,056
Restricted cash and marketable securities	5,504	24,088
Wireless spectrum licenses held for sale	6,535	62,868
Prepaid expenses and other current assets	1,055	2,546
Current assets of discontinued operations	86,134	23,678
Total current assets	121,881	128,236
Wireless spectrum licenses, net – continuing operations	442,469	409,156
Property and equipment, net	2,638	213
Other assets, including assets measured at fair value of $0 and $1,227 at October 2, 2010 and January 2, 2010, respectively	4,172	6,959
Other noncurrent assets of discontinued operations	—	58,226
Total assets	$ 571,160	$ 602,790
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 1,077	$ 1,229
Accrued expenses	8,394	8,196
Current portion of long-term obligations	218,748	86,154
Other current liabilities	77	10,283
Current liabilities of discontinued operations	44,084	30,371
Total current liabilities	272,380	136,233
Deferred income tax liabilities	89,246	88,958
Long-term obligations, net of current portion	628,413	641,950
Other liabilities	5,263	9,577
Long-term liabilities and deferred credits of discontinued operations	—	1,729
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.007 par value; 57,143 shares authorized; 23,494 and 22,434 shares issued and outstanding at October 2, 2010 and January 2, 2010, respectively	164	157
Additional paid-in-capital	887,453	884,321
Accumulated other comprehensive income	20,050	14,437
Accumulated deficit	(1,344,762)	(1,190,520)
Stockholders’ deficit attributed to NextWave	(437,095)	(291,605)
Noncontrolling interest in subsidiary	12,953	15,948
Total stockholders’ deficit	(424,142)	(275,657)
Total liabilities and stockholders’ deficit	$ 571,160	$ 602,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Operating expenses:
General and administrative	$ 9,266	$ 7,458	$23,125	$28,117
Sales and marketing	—	—	—	207
Asset impairment charges	98	(1)	98	9,561
Restructuring charges (credits)	(247)	1,683	(232)	3,721
Total operating expenses	9,117	9,140	22,991	41,606
Gain (loss) on sales of wireless spectrum licenses	(1)	1,597	11	2,268
Loss from operations	(9,118)	(7,543)	(22,980)	(39,338)
Other income (expense):
Interest income	43	51	557	355
Interest expense	(56,779)	(44,664)	(155,042)	(120,527)
Gain on extinguishment of debt	—	—	37,988	—
Other income (expense), net	407	(6,161)	9,788	(7,510)
Total other income (expense), net	(56,329)	(50,774)	(106,709)	(127,682)
Loss from continuing operations before income taxes	(65,447)	(58,317)	(129,689)	(167,020)
Income tax benefit	—	1,123	—	1,093
Net loss from continuing operations	(65,447)	(57,194)	(129,689)	(165,927)
Loss from discontinued operations before income taxes, net of gains (losses) on divestiture of discontinued operations of $(1,219), $3,108, $(5,835) and $3,159, respectively	(20,978)	(44,520)	(32,398)	(73,221)
Income tax benefit (provision)	4,158	45	4,051	(187)
Net loss from discontinued operations	(16,820)	(44,475)	(28,347)	(73,408)
Net loss attributed to noncontrolling interest in subsidiary	2,557	1,029	3,794	1,029
Net loss from discontinued operations attributed to NextWave	(14,263)	(43,446)	(24,553)	(72,379)
Net loss attributed to NextWave	$(79,710)	$(100,640)	$(154,242)	$(238,306)
Amounts attributed to NextWave common shares:
Loss from continuing operations, net of tax	$(65,447)	$(57,194)	$(129,689)	$(165,927)
Loss from discontinued operations, net of tax	(14,263)	(43,446)	(24,553)	(72,379)
Net loss attributed to NextWave common shares	$(79,710)	$(100,640)	$(154,242)	$(238,306)
Net loss per share attributed to NextWave common shares – basic and diluted
Continuing operations	$ (2.69)	$ (2.46)	$ (5.35)	$ (7.51)
Discontinued operations	(0.59)	(1.87)	(1.01)	(3.28)
Net loss	$ (3.28)	$ (4.33)	$ (6.36)	$ (10.79)
Weighted average shares used in per share calculation	24,279	23,230	24,264	22,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 2, 2010	September 26, 2009
OPERATING ACTIVITIES
Net loss	$(158,036)	$(239,335)
Loss from discontinued operations, net of tax	(28,347)	(73,408)
Loss from continuing operations	(129,689)	(165,927)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Amortization of intangible assets	5,756	5,757
Depreciation	316	134
Non-cash share-based compensation	855	1,435
Non-cash interest expense	154,751	111,443
Gain on extinguishment of debt	(37,988)	—
Gain on sales of wireless spectrum licenses	(11)	(2,268)
Asset impairment charges	98	9,562
Other non-cash adjustments	928	1,944
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	91	1,555
Other assets	(195)	196
Accounts payable and accrued liabilities	(4,903)	(10,525)
Other current liabilities	(8,622)	2,729
Net cash used in operating activities of continuing operations	(18,613)	(43,965)

INVESTING ACTIVITIES
Proceeds from the sale of ARS securities	24,023	—
Payments received on notes receivable from PacketVideo subsidiary	7,100	—
Investment in PacketVideo subsidiary	(2,000)	—
Proceeds from the sale of wireless spectrum licenses	3,431	26,718
Purchase of property and equipment	(2,856)	—
Proceeds from the sale of PacketVideo stock to related party	—	45,500
Other, net	1,356	280
Net cash provided by investing activities of continuing operations	31,054	72,498

FINANCING ACTIVITIES
Proceeds from long-term obligations	25,000	13,496
Payments on long-term obligations	(25,442)	(62,320)
Proceeds from the sale of common shares	141	409
Payment to restricted spectrum sales cash account used to redeem long-term obligations	(696)	—
Net cash used in financing activities of continuing operations	(997)	(48,415)
Cash provided (used) by discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	18,170	(19,022)
Net cash provided by (used in) investing activities of discontinued operations	(2,055)	1,183
Net cash used in financing activities of discontinued operations	(5,100)	(45)
Net cash provided (used) by discontinued operations	11,015	(17,884)
Effect of foreign currency exchange rate changes on cash	(685)	(751)
Net increase (decrease) in cash and cash equivalents	21,774	(38,517)
Cash and cash equivalents, beginning of period	20,512	61,517
Cash and cash equivalents, end of period	42,286	23,000
Less cash and cash equivalents of discontinued operations, end of period	(19,633)	(6,253)
Cash and cash equivalents of continuing operations, end of period	$ 22,653	$ 16,747

NONCASH FINANCING ACTIVITIES
Senior, Second and Third Lien Notes issued to noteholders in exchange for debt modification fees	$ 21,249	$ —
Fair value of warrants issued in connection with Second Lien Notes	$ —	$ 5,179

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

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We generated net losses attributable to NextWave of $154.2 million and $238.3 million for the nine months ended October 2, 2010 and September 26, 2009, respectively, and have an accumulated deficit of $1.3 billion at October 2, 2010. Our net loss from continuing operations of $129.7 million for the nine months ended October 2, 2010 includes a $38.0 million noncash gain on extinguishment of debt resulting from the debt modification of our Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”) in March 2010, as described below, which was treated as an extinguishment of debt for accounting purposes.   Without this gain, we would have reported a loss from continuing operations of $167.7 million for the nine months ended October 2, 2010.  We used cash from operating activities of our continuing operations of $18.6 million and $44.0 million during the nine months ended October 2, 2010 and September 26, 2009, respectively. Our total unrestricted cash and cash equivalents held by continuing operations at October 2, 2010 totaled $22.7 million. We had a net working capital deficit of $150.5 million at October 2, 2010.

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

Effective as of March 16, 2010, we entered into an Amendment and Limited Waiver (the “Amendment and Waiver”) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes.  Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes.  In addition, the maturity date of our Second Lien Notes was extended from

December 31, 2010 to November 30, 2011.  As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  As a result of the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated.  The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million and, after payment in full on October 12, 2010 of certain designated Senior Notes with an aggregate principal and accrued interest amount of $58.6 million at October 2, 2010 and the Senior Incremental Notes (as defined below) with an aggregate principal and accrued amount of $26.4 million at October 2, 2010, permitted us to retain up to $12.5 million for general working capital purposes and permitted investments (see Note 12). As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes.

As permitted by the Amendment and Waiver, in order to fund our working capital needs and permitted investments pending completion of asset sales, we issued $20.0 million and $5.0 million in additional Senior Notes (the “Senior Incremental Notes”) to Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto (“Avenue”), and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors (“Solus”), respectively.  On October 12, 2010, subsequent to the end of our third quarter and pursuant to the Amendment and Waiver, the Senior Incremental Notes were paid in full with the proceeds from our sale of PacketVideo (see Note 12). As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes earned interest at a rate of 15% per annum, payable in-kind, and were secured by a first lien on the same assets securing our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes.

The Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the amendment date for accounting purposes.  The new issue of Third Lien Notes was recorded at fair value using a discount rate of 40%, and that amount was used to determine the net debt extinguishment gain of $38.0 million recognized during the nine months ended October 2, 2010, in other income in the accompanying consolidated statements of operations. The net gain of $38.0 million was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the Third Lien noteholders.  The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense for financial reporting purposes.

On October 8, 2010, subsequent to the end of our third quarter, we completed the sale of our PacketVideo Corporation subsidiary (“PacketVideo”) and used the net proceeds of such sale to pay the designated Senior Notes and the Senior Incremental Notes referred to above, and retained $12.5 million for general working capital purposes and permitted investments as permitted by the Amendment and Waiver (see Note 12).

In 2010, we have capital expenditure needs associated with certain build-out or substantial service requirements which apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. The substantial service build-out deadline for our domestic Wireless Communication Services (“WCS”) spectrum was July 21, 2010 under the Federal Communication Commission (“FCC”) rules in existence at that time.  However, the FCC adopted new rules on May 20, 2010, that became effective September 1, 2010 replacing the July 21, 2010 substantial service requirements with new requirements that must be met 42 and 72 months after the date that new WCS technical and service rules become effective.  We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect.  While we believe we have made the capital expenditures required to complete the applicable WCS build-out requirements, we may be required to make additional capital expenditures to comply with the new rules if the FCC does not accept our substantial service showings under the rules in effect on July 20, 2010.  The substantial service deadline for Educational Broadband Service (“EBS”) and Broadband Radio Service (“BRS”) spectrum is May 1, 2011; however, most of our EBS leases require us to complete build out activities in 2010, in advance of the FCC’s substantial service deadline, and we are presently executing these build out activities.  Failure to meet our service requirements could result in forfeiture of the applicable licenses or lease terminations.

We believe that the completion of our asset divestiture and cost reduction actions, our current cash and cash equivalents and our ability to pay payment-in-kind interest in lieu of cash interest to the holders of our secured notes will allow us to meet our estimated operational cash requirements through September 2011, excluding the repayment of our Senior Notes having an estimated aggregate principal amount of $138.8 million at July 2011.  Should we incur significant unanticipated expenditures in excess of proceeds available to us through asset sales, we will seek to identify additional capital resources including the use of our remaining $10.0 million of incremental Second Lien Notes debt basket, and will implement certain additional actions to reduce our working capital requirements.

Our current cash reserves will not be sufficient to meet the payment obligations on our Senior Notes at maturity in July 2011. We must consummate sales of our wireless spectrum assets yielding proceeds that are sufficient to retire our Senior Notes indebtedness or extend the maturity of our Senior Notes. If we are unable to pay our Senior Notes at maturity or if we are unable to extend maturity beyond July 2011, the holders of our Senior Notes could proceed against the assets pledged to secure these obligations, which would impair our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any maturity extension of our Senior Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders.

Reverse Stock Split

Effective June 21, 2010 we amended our Amended and Restated Certificate of Incorporation to effect a 1-for-7 reverse stock split.  The primary purpose of the reverse stock split was to raise the per share trading price of our common stock to seek to maintain the listing of our common stock on The NASDAQ Stock Market.  At the effective time of the reverse stock split, every seven shares of our pre-split common stock, with a par value $0.001 per share, were automatically converted into one share of post-split common stock, with a par value $0.007 share.  The number of authorized shares of our common stock was reduced accordingly by a ratio of 1-for-7 from 400 million to 57.1 million shares.  Outstanding stock incentive awards and shares available for future grants were also adjusted to give effect to the reverse split.  In settlement of fractional shares resulting from the reverse split, we  made a cash payment based on the average closing sales price of our common stock for the ten trading days immediately preceding the effective time.

Delisting of Our Common Stock

On October 7, 2008, we received a Staff Deficiency Letter from NASDAQ notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 5450(a)(1) (the “Rule”) because the closing bid price for our common stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided a period of 180 calendar days to regain compliance. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of the Rule until January 19, 2009, and as a result, the period during which we had to regain compliance was extended to July 10, 2009. On July 15, 2009, NASDAQ announced that they had determined to continue the temporary suspension of the Rule until July 31, 2009, and as a result, the period during which we had to regain compliance was extended to January 21, 2010. On January 22, 2010, we received a Staff Determination letter from the Listing Qualifications Department of NASDAQ indicating that our common stock would be subject to delisting from The NASDAQ Global Market because of non-compliance with the Rule, unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) by the close of business on January 29, 2010.  We requested a hearing on the matter and such hearing occurred on February 25, 2010.  On March 26, 2010, the Panel granted our request for continued listing, subject to the conditions that on or before May 1, 2010, we must inform the Panel that we have filed a proxy statement for our annual meeting of stockholders including a vote on a reverse stock split in a ratio sufficient to meet the $1.00 per share requirement for continued listing and on or before July 21, 2010, we must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days.  On July 21, 2010, the Panel notified us that our stock had not met this requirement and that our common stock would be delisted from the NASDAQ effective July 23, 2010.  Pink OTC Markets, Inc. informed us that our stock was eligible to begin trading immediately on the OTCQB and on July 23, 2010 our stock began trading on that market under the symbol WAVE.

Discontinued Operations and Segment Reporting

On July 30, 2010, we signed a definitive agreement for the sale of our remaining 65% stock ownership in our PacketVideo subsidiary to NTT DOCOMO, Inc. ("DOCOMO"), a customer of PacketVideo. The sale subsequently closed on October 8, 2010 (see Note 12). In July 2009, DOCOMO acquired a 35% ownership interest in PacketVideo.

We continue to pursue wireless spectrum license sales and we are also actively pursuing the sale or wind-down of various remaining portions of our spectrum operations in South America and Europe, the net proceeds of which will be used to reduce our outstanding indebtedness.

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

The carrying amounts of the assets and liabilities of our discontinued operations are as follows:
(in thousands)	October 2, 2010	January 2, 2010
Cash and cash equivalents	$ 19,633	$ 5,456
Restricted cash	456	804
Accounts receivable, net of allowance for doubtful accounts of $6 and $205	2,099	5,563
Deferred contract costs	3,214	1,632
Property and equipment held for sale	3,500	5,000
Inventory, prepaid expenses and other assets	3,652	5,223
Property and equipment, net	3,731	—
Goodwill	38,353	—
Other intangible assets, net	11,496	—
Current assets of discontinued operations	86,134	23,678
Property and equipment, net	—	3,516
Goodwill	—	38,899
Other intangible assets, net	—	14,604
Other assets	—	1,207
Other noncurrent assets of discontinued operations	—	58,226
Wireless spectrum licenses included in wireless spectrum licenses held for sale	—	14,934
Total assets of discontinued operations	$ 86,134	$ 96,838
Accounts payable	$ 1,656	$ 2,630
Accrued expenses	7,471	5,999
Deferred revenue	7,784	5,186
Deferred revenue – related party	25,461	6,797
Long-term obligations and other current liabilities	1,012	4,205
Deferred income tax liabilities	700	4,529
Other liabilities	—	1,025
Current liabilities of discontinued operations	44,084	30,371
Deferred income tax liabilities	—	743
Other liabilities	—	986
Noncurrent liabilities of discontinued operations	—	1,729
Total liabilities of discontinued operations	$ 44,084	$ 32,100

The results of operations of our discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Revenues	$ 7,806	$ 9,386	$28,330	$41,468
Revenues – related party	2,062	3,842	11,399	3,842
Total revenues	9,868	13,228	39,729	45,310
Operating expenses:
Cost of revenues	5,053	5,955	17,025	20,924
Cost of revenues – related party	199	111	729	111
Engineering, research and development	4,653	4,748	14,204	19,297
Sales and marketing	1,928	2,037	6,787	7,731
General and administrative	5,147	4,504	11,911	13,558
Asset impairment charges	12,116	42,833	14,129	54,202
Restructuring charges	144	168	1,102	5,109
Total operating expenses	29,240	60,356	65,887	120,932
Net gains (losses) on business divestitures	(1,219)	3,108	(5,835)	3,159
Loss from operations	(20,591)	(44,020)	(31,993)	(72,463)
Other income (expense), net	(387)	(500)	(405)	(758)
Loss before income taxes	(20,978)	(44,520)	(32,398)	(73,221)
Income tax benefit (provision)	4,158	45	4,051	(187)
Net loss from discontinued operations	(16,820)	(44,475)	(28,347)	(73,408)
Net loss attributed to noncontrolling interest in subsidiary	2,557	1,029	3,794	1,029
Net loss from discontinued operations attributed to NextWave	$(14,263)	$(43,446)	$(24,553)	$(72,379)

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned and majority-owned subsidiaries as of October 2, 2010 and September 26, 2009, and for the three and nine months then ended, respectively. Noncontrolling interest represents the noncontrolling shareholder’s proportionate share of the net equity in our consolidated subsidiary, PacketVideo. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2010 is a 52-week year ending on January 1, 2011 and fiscal year 2009 is a 53-week year ending on January 2, 2010. The three and nine month periods ending on October 2, 2010 and September 26, 2009 include 13 and 39 weeks, respectively.

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

Spectrum Support and Maintenance Costs

We incur costs to support and maintain our wireless spectrum licenses.  These costs are expensed as incurred.

Revenues, Cost of Revenues and Deferred Contract Costs

Our discontinued operations have derived revenues from the following sources:

•	contracts to provide multimedia software products for mobile and home electronic devices and related royalties through our PacketVideo subsidiary; and

•	customer subscriptions for our WiMAX Telecom subsidiary which was sold in June 2010.

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

Debt-Related Transactions

As permitted by the March 16, 2010 Amendment and Waiver, during the second quarter of 2010, we received cash of $20.0 million and $5.0 million and issued Senior Incremental Notes in the same amount to Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors, respectively.  Avenue Capital Management II, L.P., is an affiliate of Avenue Capital. Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. As of October 2, 2010, Avenue Capital and its affiliates owned shares of our issued and outstanding common stock, such that Avenue Capital would be considered a related party, $121.1 million, or 56% of the aggregate principal amount of our Senior Notes, $125.2 million, or 78% of the aggregate principal amount of our Second Lien Notes and $163.9 million, or 28% of the aggregate principal amount of our Third Lien Notes. As of October 2, 2010, Solus owned shares of our issued and outstanding common stock, such that Solus would be considered a related party, $38.4 million, or 18% of the aggregate principal amount of our Senior Lien Notes, $35.6 million, or 22% of the aggregate principal amount of our Second Lien Notes and $67.2 million, or 12% of the aggregate principal amount of our Third Lien Notes.  As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes bear interest at a rate of 15% per annum, payable in-kind unless we elect to pay cash, and will be secured by a first lien on the same assets securing

our Senior Notes, on a pari passu basis.   No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes.

As consideration for the Amendment and Waiver, we paid an amendment fee to each of Avenue, Solus, Douglas F. Manchester, a member of our Board of Directors and Navation, Inc. (“Navation”), an entity owned by Allen Salmasi, our Chairman, through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such holder’s existing Notes as of March 16, 2010.  The Fee Notes were paid on March 16, 2010 by the issuance of Senior Notes, Second Lien Notes and Third Lien Notes to Avenue Capital, Solus, Mr. Manchester and Navation, and will accrue interest and become payable in accordance with the terms of the respective Note Agreements.  Avenue Capital received $2.3 million in Senior Notes, $2.8 million in Second Lien Notes and $3.7 million in Third Lien Notes.  Solus received $0.7 million in Senior Notes, $0.8 million in Second Lien Notes and $1.5 million in Third Lien Notes.  Mr. Manchester and Navation each received $1.9 million in Third Lien Notes.  The transactions contemplated by the Amendment and Waiver, including the issuance of the Senior Incremental Notes, were approved and recommended to our Board of Directors by an independent committee consisting of members of the Board of Directors who did not have any direct or indirect economic interest in the Notes.

Business Divestiture and Revenue Transactions

On July 30, 2010, we signed a definitive agreement for the sale of our remaining 65% stock ownership in our PacketVideo subsidiary to DOCOMO, a customer of PacketVideo, for $111.6 million. The sale subsequently closed on October 8, 2010 (see Note 12). In July 2009, DOCOMO acquired a 35% ownership interest in PacketVideo.

In connection with the signing of the Stock Purchase Agreement, Dr. James C. Brailean resigned from his position as the Chief Executive Officer, Chief Operating Officer and President of NextWave and as a member of NextWave’s Board of Directors. Dr. Brailean continues to serve as the President and Chief Executive Officer and as a member of the Board of Directors of PacketVideo.

PacketVideo sells and licenses versions of its multimedia player to DOCOMO for installation into DOCOMO handset models.  PacketVideo recognized $2.1 million and $11.4 million in related party revenues and $0.2 million and $0.7 million in cost of revenues, during the three and nine months ended October 2, 2010, respectively, and $3.8 million in related party revenues and $0.1 million in related party cost of revenues during the three and nine months ended September 26, 2009, from DOCOMO in the consolidated statements of operations for our discontinued operations.

In June 2010, we sold the capital stock of our WiMAX Telecom Slovakia s.r.o (“WT SRO”) subsidiary to flyhigh Partners s. r. o. (“flyhigh”), a private limited liability company of which the controlling shareholder is the former managing director and statutory representative of WT SRO, for $0.1 million and recognized an $8.8 million net loss from business divestitures. Upon closing of the sale, we have no remaining obligations to provide financing to support the ongoing operations of WT SRO. Also, in connection with the sale, we entered into an additional consideration agreement with flyhigh that provides for payment to us upon the occurrence of specified trigger events, which include (a) sale, lease or contribution or other transfer of all or part of the assets or capital stock of WT SRO to a third party, including the sale of any spectrum license, other than the sale or lease of a spectrum license(s) covering less than 10% of the MHz-pops of WT SRO in the aggregate, or (b) sale or other transfer of WT SRO share capital to any third party or (c) sale or other transfer of share capital above 34% in flyghigh to any third party.

In June 2010, we sold the capital stock of our two Chilean subsidiaries, Southam Chile SA and Socidad Televisora CBC Ltd, to VTR GlobalCom S.A. and VTR Ingenieria S.A., the holders of our notes payable secured by the Chilean spectrum, for net proceeds of $0.7 million, after deducting direct and incremental costs of $0.5 million, and the assumption of the notes payable aggregating $4.3 million.  We recognized a net gain on business divestitures of $4.2 million.

3.	Wireless Spectrum Licenses

We continue to market for sale our wireless spectrum holdings and in November 2009, we retained Moelis and Company to explore the sale of our wireless holdings in United States and Canada. Any sale or transfer of the ownership of our wireless spectrum holdings is generally subject to regulatory approval. We are required to use the net proceeds from the sale of our wireless spectrum licenses to redeem our Senior Notes, Second Lien Notes and Third Lien Notes.

During the nine months ended October 2, 2010, we recognized net gains on sales of our spectrum licenses of $11,000, after deducting incremental costs of $0.8 million.  The net gains recognized during the nine months ended October 2, 2010, include lease payments received by us, pending completion of the sale of certain of our owned WCS spectrum licenses in the United States to a third party, of $0.3 million and the forfeiture of a spectrum license sales deposit received by us of $0.3 million.

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

We anticipate that certain of our remaining wireless spectrum licenses will be sold within the next twelve months. Accordingly, at October 2, 2010, we classified wireless spectrum holdings with a carrying value of $6.5 million as assets held for sale, and, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing these assets. As of October 2, 2010, the aggregate net carrying value of our remaining wireless spectrum license assets that are not considered held for sale was $442.5 million, which includes $90.7 million of asset value allocated as a result of related deferred tax liabilities determined in accordance with accounting guidance for acquired temporary differences in certain purchase transactions that are not accounted for as business combinations.

Through our continued efforts to sell our wireless spectrum licenses in Europe and Argentina during 2010, we determined that the carrying value of certain of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build out obligations in Europe and Argentina during this time period. Accordingly, during the three and nine months ended October 2, 2010, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Argentina to their estimated fair value, net of selling costs, and recognized asset impairment charges of $12.1 million and $12.7 million, respectively, all of which is reported in discontinued operations. Upon the sale and deconsolidation during the three months ended October 2, 2010, of our Slovakia based subsidiary, WT SRO, we reclassified $1.2 million of the asset impairment charge on our wireless spectrum licenses in Slovakia that was recognized during the first quarter of 2010 against the net losses on business divestitures. The impairment of our wireless spectrum license in Argentina resulted in an income tax benefit of $4.5 million during the three and nine months ended October 2, 2010 from the effect of the reduction of deferred tax liabilities associated with the impaired wireless spectrum license.

During the nine months ended September 26, 2009, we determined that the carrying value of our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Europe exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build out obligations in Europe during this time period. Accordingly, during the three and nine months ended September 26, 2009, we wrote-down the carrying value of our domestic AWS spectrum licenses and our wireless spectrum licenses in Europe to their estimated fair value and recognized asset impairment charges of $36.0 million and $52.2 million, respectively, of which $0 and $9.3 million is reported in continuing operations and $36.0 million and $42.9 million is reported in discontinued operations, respectively.

4.	Asset Impairment Charges

Long-Lived Assets

In connection with our ongoing discussions to sell our Nevada office building, we determined that indicators of impairment were present, and, accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of our building was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.  During the nine months ended October 2, 2010, we recognized additional asset impairment charges of $1.5 million, all of which is reported as asset impairment charges in discontinued operations.

In connection with our global restructuring initiative, we reviewed our long-lived assets for impairment and, during the nine months ended September 26, 2009, determined that indicators of impairment were present for certain long-lived assets. Accordingly, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.  As a result of this assessment, during the three and nine months ended September 26, 2009, we recognized additional asset impairment charges of $5.2 million and $10.0 million, of which $5.2 million and $9.8 million is reported as asset impairment charges in discontinued operations and $0 and $0.2 million is reported as asset impairment charges in continuing operations, respectively.

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

5.	Restructuring Charges

The following summarizes the restructuring activity for the nine months ended October 2, 2010 and September 26, 2009 and the related restructuring liabilities:
(in thousands)	Balance at Beginning of Year	Charges to Expense	Cash Payments	Reversal of Deferred Charges	Balance at End of Period
For the Nine Months Ended October 2, 2010
Lease abandonment and facility closure costs	$ 1,750	$ 354	$ —	$ (360)	$ 1,744
Other related costs, including contract termination costs, selling costs and legal fees	349	849	(962)	—	236
Total	$ 2,099	$ 1,203	$ (962)	$ (360)	$ 1,980
Continuing operations(1)	$ 1,833	$ 101			$ 1,770
Discontinued operations	266	1,102			210
Total	$ 2,099	$ 1,203			$ 1,980
For the Nine Months Ended September 26, 2009
Employee termination costs	$ 237	$ 4,913	$(5,150)	$ —	$ —
Lease abandonment and facility closure costs	1,616	783	(1,960)	(89)	350
Other related costs, including contract termination costs, selling costs and legal fees	2,668	3,134	(4,764)	—	1,038
Total	$ 4,521	$ 8,830	$(11,874)	$ (89)	$ 1,388
Continuing operations(2)	$ 3,492	$ 3,721			$ 1,111
Discontinued operations	1,029	5,109			277
Total	$ 4,521	$ 8,830			$ 1,388

____________________________
(1)
Included in restructuring charges of continuing operations for the nine months ended October 2, 2010 is $0.3 million of interest accretion expense on long-term obligations resulting from the renegotiation of one of our abandoned lease liabilities, which is reported in interest expense of continuing operations in the consolidated statement of operations.

(2)
Included in the restructuring charges of continuing operations for the three and nine months ended September 26, 2009 are net charges of $0.5 million and $0.9 million, respectively, for lease abandonment and facility closure costs.  Also included in the restructuring charges of continuing operations for the three and nine months ended September 26, 2009 are costs related to the divestiture and closure of discontinued businesses totaling $1.2 million and $2.5 million, respectively.

6.	Long-Term Obligations

Long-term obligations held by continuing operations consist of the following:
(dollars in thousands)	October 2, 2010	January 2, 2010
15% Senior Secured Notes due July 2011, net of unamortized discounts of $5,281 and $6,177 at October 2, 2010 and January 2, 2010, respectively, and stated interest rates of 15% and 14% for payment-in-kind interest at October 2, 2010 and January 2, 2010, respectively, and 9% for cash interest at January 2, 2010
	$ 212,837	$ 162,076
15% Senior-Subordinated Secured Second Lien Notes due November 2011, net of unamortized discounts of $10,017 and $13,182 at October 2, 2010 and January 2, 2010, respectively, and stated interest rates of 15% and 14% at October 2, 2010 and January 2, 2010, respectively	150,848	127,573
12% Third Lien Subordinated Secured Convertible Notes due December 2011, net of unamortized discounts of $123,670 and $134,230 at October 2, 2010 and January 2, 2010, respectively and stated interest rates of 12% and 7.5% at October 2, 2010 and January 2, 2010, respectively	458,230	389,869
Wireless spectrum leases, net of unamortized discounts of $14,787 and $16,556 at October 2, 2010 and January 2, 2010, respectively; expiring from 2011 through 2036 with one to five renewal options ranging from 10 to 15 years each	23,503	25,768
Collateralized non-recourse bank loan with interest at 30-day LIBOR plus 0.25%; principal and interest due upon sale of auction rate securities; secured by auction rate securities	—	21,406
Other	1,743	1,412
Long-term obligations	847,161	728,104
Less current portion	(218,748)	(86,154)
Long-term portion	$ 628,413	$ 641,950

Effective as of March 16, 2010, we entered into the Amendment and Waiver (Note 1) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes.  Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes.  In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011.  As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum beginning March 16, 2010 and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum beginning March 16, 2010, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  As a result of the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated. The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million and, after payment in full on October 12, 2010 of certain designated Senior Notes (the “Priority Notes”) with an aggregate principal and accrued interest amount of $58.6 million at October 2, 2010 and the Senior Incremental Notes (as defined below) with an aggregate principal and accrued interest amount of $26.4 million at October 2, 2010, permitted us to retain $12.5 million of asset sale proceeds for general working capital purposes and permitted investments. The Amendment and Waiver also eliminated the redemption premium on all Notes.  As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes (the “Fee Notes”) under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes as of March 16, 2010. The Fee Notes were paid on March 16, 2010 through the issuance of $4.3 million in Senior Notes, $3.6 million in Second Lien Notes and $13.3 million in Third Lien Notes.

As permitted by the Amendment and Waiver, we issued $20.0 million and $5.0 million in additional Senior Notes (the “Senior Incremental Notes”) during the third quarter of 2010 to Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors, respectively. On October 12, 2010, subsequent to the end of our third quarter and pursuant to the Amendment and Waiver, the Senior Incremental Notes were paid in full with the proceeds from our sale of PacketVideo stock. As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes earned interest at a rate of 15% per annum, payable in-kind, and were secured by a first lien on the same assets securing our Senior Notes, on a pari passu basis. No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes.

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

The automatic extension of the maturity date of our Senior Notes from July 17, 2011 to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes, constitutes an embedded derivative. Accordingly, we have bifurcated the estimated fair value of the embedded derivative from the carrying value of the Senior Notes upon modification and recognized subsequent changes in the fair value of the embedded derivative against income. We measured the estimated fair value of the Senior Notes embedded derivative using a probability-weighted discounted cash flow model, which includes management assumptions of the probability of occurrence of certain conditions, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes. The initial estimated fair value of the Senior Notes embedded derivative at March 16, 2010 of $0.2 million was recorded as a decrease in the carrying value of the Senior Notes and the estimated fair value of the embedded derivative of $38,000 at October 2, 2010 is reported in other current liabilities in the accompanying consolidated balance sheets. The changes in the estimated fair value of the embedded derivative of $0.1 million and $0.2 million during the three and nine months ended October 2, 2010, were recognized as credits to other income (expense) in the accompanying consolidated statements of operations.

The requirements to redeem the Second Lien Notes upon an asset sale and a change in control constitute embedded derivatives. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the carrying value of the Second Lien Notes and recognized subsequent changes in the fair value of the embedded derivatives against income. We measured the estimated fair value of the Second Lien Notes embedded derivatives using a probability-weighted discounted cash flow model, which includes management assumptions of the probability of occurrence of a redemption of the Second Lien Notes upon an asset sale and a change in control. The estimated fair value of the Second Lien Notes embedded derivatives of $0.1 million and $9.9 million at October 2, 2010 and January 2, 2010, respectively, are reported in other long-term liabilities in the accompanying consolidated balance sheets. Changes in the estimated fair value of the embedded derivatives of $13,000 and $9.6 million during the three and nine months ended October 2, 2010, respectively, were recognized as credits to other income (expense) in the accompanying consolidated statements of operations. The reduction in the fair value of the embedded derivative liabilities and the $9.6 million credit to other income (expense) during the nine months ended October 2, 2010 resulted primarily from the Amendment and Waiver which eliminated the redemption premiums required upon an asset sale or change in control.

The Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the modification date for accounting purposes.  The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, which represents the estimated incremental borrowing rate of our Third Lien Notes that was determined by management, with the assistance of a third party valuation group, and that amount was used to determine a net debt extinguishment gain of $38.0 million that was recognized during the nine months ended October 2, 2010 in other income in the accompanying consolidated statements of operations. The net gain of $38.0 million was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the Third Lien noteholders.  The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense for financial reporting purposes.

The requirements to redeem the Third Lien Notes upon an asset sale and a change in control constitute embedded derivatives. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the fair value of the Third Lien Notes upon the effective reissuance of the Third Lien Notes at March 16, 2010, and recognized subsequent changes in the fair value of the embedded derivatives against income. We measured the estimated fair value of the Third Lien Notes embedded derivatives using a probability-weighted discounted cash flow model, which includes management assumptions of the probability of occurrence of a redemption of the Third Lien Notes upon an asset sale and a change in control. The initial estimated fair value of the Third Lien Notes embedded derivatives of $3.7 million was recorded as a reduction in the carrying value of the Third Lien Notes and the estimated fair values of the embedded derivatives of $5.1 million at October 2, 2010, are reported in other long-term liabilities in the accompanying consolidated balance sheets. Changes in the estimated fair value of the embedded derivatives of $0.3 million and $(1.5) million during the three and nine months ended October 2, 2010, respectively, were recognized as credits (charges) to other income (expense) in the accompanying consolidated statements of operations.

During the three months ended October 2, 2010, we exercised our auction rate securities rights and sold our auction rate securities to UBS for $24.0 million and paid in full our collateralized non-recourse bank loan that was secured by our auction rate securities.

7.	Comprehensive Loss

Comprehensive loss and comprehensive loss attributable to the noncontrolling interest in our PacketVideo subsidiary and NextWave are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net loss	$(82,267)	$(101,669)	$(158,036)	$(239,335)
Foreign currency translation adjustment	2,852	3,778	5,273	4,657
Total comprehensive loss	(79,415)	(97,891)	(152,763)	(234,678)
Comprehensive loss attributable to noncontrolling interest in subsidiary	1,932	632	4,134	632
Comprehensive loss attributable to NextWave	$(77,483)	$(97,259)	$(148,629)	$(234,046)

8.	Net Loss Per Common Share Information

Basic and diluted net loss per common share for the three and nine months ended October 2, 2010 and September 26, 2009 is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods, without consideration of common stock equivalents.  Our weighted average number of common shares outstanding includes the weighted average number of 1.8 million for warrants exercisable for shares of our common stock that were outstanding during the three and nine months ended October 2, 2010, and 8.2 million and 7.1 million during the three and nine months ended September 26, 2009, respectively, as they are issuable for an exercise price of $0.07 each. At October 2, 2010, 1.8 million of these warrants remained outstanding.

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted loss per share as they are antidilutive. The share amounts are determined using a weighted average of the common stock equivalents outstanding during the respective periods.

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Third Lien Notes	7,311	6,523	7,063	6,404
Outstanding stock options	2,775	2,744	2,856	2,384
Unvested restricted stock	681	—	227	—

9.	Stockholders’ Deficit

Changes in shares of common stock, stockholders’ deficit attributable to NextWave, the noncontrolling interest in subsidiary and total stockholders’ deficit for the nine months ended October 2, 2010 are as follows:
(in thousands)	Shares of Common Stock	Stockholders’ Deficit Attributable to NextWave	Noncontrolling Interest in Subsidiary	Total Stockholders’ Deficit
Balance at January 2, 2010	22,434	$(291,605)	$ 15,948	$(275,657)
Shares issued under stock incentive plans	1,060	141	—	141
Share-based compensation expense	—	2,998	1,139	4,137
Foreign currency translation adjustment	—	5,613	(340)	5,273
Net loss	—	(154,242)	(3,794)	(158,036)
Balance at October 2, 2010	23,494	$(437,095)	$ 12,953	$(424,142)

On August 2, 2010, the Compensation Committee of the Board of Directors approved long-term incentives for Frank Cassou, the Chief Legal Counsel of the Company, and Francis Harding, the Chief Financial Officer of the Company.  Each of the executives received a restricted stock award granted under our 2005 Stock Incentive Plan (the “2005 Plan”).  Mr. Cassou received an award of 750,000 restricted shares, and Mr. Harding received an award of 250,000 restricted shares.  Each of the restricted stock awards will expire after a term of 10 years and will vest in full upon the repayment or retirement in full, whether through redemptions, repayment at maturity date or conversion, of our Third Lien Notes.  If the Third Lien Notes are not repaid or retired in full prior to the expiration of the restricted stock awards, the awards will be forfeited.

10.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance:

		Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At October 2, 2010
Cash and cash equivalents	$ 42,286	$ 42,286	$ —	$ —
Embedded derivatives(1)	5,300	—	—	5,300
At January 2, 2010
Cash and cash equivalents	$ 20,512	$ 20,512	$ —	$ —
Auction rate securities(2)	24,023	—	—	24,023
Auction rate securities rights(3)	1,227	—	—	1,227
Embedded derivatives(1)	19,504	—	—	19,504

____________________________
(1)	Included in other current and other long-term liabilities in the accompanying consolidated balance sheet.
(2)	Included in restricted cash and marketable securities in the accompanying consolidated balance sheet.
(3)	Included in other noncurrent assets in the accompanying consolidated balance sheet.

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

Auction Rate Securities. At January 2, 2010, we estimated the fair value of our auction rate securities, which were classified as trading securities under debt and equity securities accounting guidance, using a discounted cash flow model (Level 3 inputs), which measures fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities at January 2, 2010 utilized a discount rates of 2.5% which represent estimated market rates of return, and estimated periods until sale and/or successful auction of the security of one year. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty. During the three months ended October 2, 2010, we exercised our auction rate securities rights and sold our auction rate securities to UBS for $24.0 million and paid in full our collateralized non-recourse bank loan that was secured by our auction rate securities.

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

The following table summarizes the activity in assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs – see chart below):

			Embedded Derivatives
(in thousands)	Auction Rate Securities	Auction Rate Securities Rights	Senior Notes	Second Lien Notes	Third Lien Notes	Total
Balance at January 2, 2010	$24,023	$ 1,227	$ —	$(9,928)	$(9,576)	$ 5,746
Purchases, issuances, sales, exchanges, settlements and debt modifications	(24,023)	(1,227)	(182)	(41)	5,929	(19,544)
Realized gains included in other income (expense), net	—	—	—	9,554	—	9,554
Unrealized gains (losses) included in other income (expense), net	—	—	145	301	(1,502)	(1,056)
Balance at October 2, 2010	$ —	$ —	$ (37)	$ (114)	$(5,149)	$(5,300)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table summarizes our assets and liabilities that were measured at fair value on a nonrecurring basis during the period and their respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance:

		Fair Value Measurements Using:			Fair Value Measurements Recorded During the:
(in thousands)	Net Carrying Value at End of Period	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended	Nine Months Ended
October 2, 2010
Wireless spectrum licenses held for sale(1)	$ 6,535	$ —	$ 6,535	$ —	$12,116	$12,655
Property and equipment, net(2)	9,869	—	—	9,869	—	1,500
September 26, 2009
Wireless spectrum licenses held for sale	$60,609	$ —	$60,609	$ —	$36,034	$52,205
Property and equipment, net(3)	13,699	—	—	13,699	5,231	9,488

____________________________
(1)
Upon the sale and deconsolidation during the three months ended October 2, 2010, of our Slovakia based subsidiary, WT SRO, we reclassified $1.2 million of the asset impairment charge on our wireless spectrum licenses in Slovakia that was recognized during the first quarter of 2010 against the net losses on business divestitures in discontinued operations.

(2)
Includes property and equipment, net, of continuing operations of $2.6 million, property and equipment, net, of discontinued operations of $3.8 million and property and equipment held for sale by discontinued operations of $3.5 million

(3)
Includes property and equipment of continuing operations of $0.7 million, property and equipment of discontinued operations of $8.0 million and property and equipment held for sale by discontinued operations of $5.0 million.

Wireless Spectrum Licenses. Through our continued efforts to sell our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Europe and Argentina, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses. We estimated the fair value of these wireless spectrum licenses based on advanced negotiations and submitted bids from third parties for the purchase of the licenses (Level 2 Inputs). Accordingly, during the three and nine months ended October 2, 2010, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Argentina to their estimated fair value and recognized asset impairment charges of $12.1 million and $12.7 million, respectively, all of which is reported in discontinued operations.  During the three and nine months ended September 26, 2009, we wrote-down the carrying value of our domestic AWS spectrum licenses and our wireless spectrum licenses in Europe and Argentina to their estimated fair value and recognized asset impairment charges of $36.0 million and $52.2 million, of which $0 and $9.3 million is reported in continuing operations and $36.0 million and $42.9 million is reported in discontinued operations, respectively.

Property and Equipment, Net. In connection with our ongoing discussions to sell our Nevada office building, we determined that indicators of impairment were present, and, accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of our building was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.  During the nine months ended October 2, 2010, we recognized additional asset impairment charges of $1.5 million, all of which is reported as asset impairment charges in discontinued operations.  In connection with our global restructuring initiative, we continued to review our long-lived assets for impairment and, during the nine months ended September 26, 2009, determined that indicators of impairment were present for the long-lived assets in our semiconductor segment as well as certain other long-lived assets. Accordingly, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition (Level 3 inputs). Based on the impairment assessment performed, we determined that the carrying value of our property and equipment exceeded its estimated fair value and, accordingly, we recognized asset impairment charges of $5.2 million and $10.0 million during the three and nine months ended September 26, 2009, of which $0 and $0.2 million is reported as asset impairment charges in continuing operations and $5.2 million and $9.8 million is reported as asset impairment charges in discontinued operations, respectively.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments of continuing operations, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payable to bank, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations of continuing operations are as follows:
	October 2, 2010		January 2, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$212,837	$212,964	$162,076	$156,438
Second Lien Notes	150,848	149,774	127,573	122,070
Third Lien Notes	458,230	458,230	389,869	347,189
Wireless spectrum leases	23,503	10,285	25,768	13,345

At October 2, 2010, we determined the fair value of our Senior Notes, Second Lien Notes and leased wireless spectrum licenses using discounted cash flow models with discount rates of 15%, 23% and 40%, respectively, which represents our respective estimated incremental borrowing rates as of that date for that type of instrument.  At October 2, 2010, our Third Lien Notes were measured using their fair value upon reissuance for accounting purposes in March 2010. At January 2, 2010, we determined the fair value of our Notes and wireless spectrum licenses using a discounted cash flow model with a discount rate of 32.5%, which represents our estimated incremental borrowing rate as of that date.

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

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of October 2, 2010, other than the matters described above, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations

Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of October 2, 2010.

12.	Subsequent Event

On October 8, 2010, we sold our remaining 65% ownership interest in our PacketVideo subsidiary to DOCOMO, a customer of PacketVideo, for $111.6 million.  Of the net sales proceeds of $106.5 million, after deducting estimated direct and incremental costs of $5.1 million, we retained $12.5 million for working capital and permitted investments and redeemed $94.7 million in principal and accrued interest on our Senior Notes on October 12, 2010.

Upon completion of the sale, PacketVideo became a wholly owned subsidiary of DOCOMO.

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

           We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year.  Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2010 is a 52-week year ending on January 1, 2011 and fiscal year 2009 was a 53-week year ending January 2, 2010. The three and nine month periods ending on October 2, 2010 and September 26, 2009 include 13 and 39 weeks, respectively.

OVERVIEW

Third Quarter Highlights

•	Our net loss from continuing operations during the third quarter of 2010 was $65.4 million compared to $57.2 million for the third quarter of 2009.

•
Our net loss from continuing operations during the first nine months of 2010 was $129.7 million, and prior to the gain on extinguishment of debt of $38.0 million, was $167.7 million, compared to $165.9 million for the first nine months of 2009.

•
On July 30, 2010, we signed a definitive agreement for the sale of our remaining 65% stock ownership in our PacketVideo subsidiary to NTT DOCOMO, Inc. ("DOCOMO"), a customer of PacketVideo, for $111.6 million. The sale subsequently closed on October 8, 2010.   Of the net sales proceeds of $106.5 million, after deducting estimated direct and incremental costs of $5.1 million, we retained $12.5 million for working capital and permitted investments and redeemed $94.7 million in principal and accrued interest on our Senior Notes on October 12, 2010.

Our Business

NextWave Wireless Inc. is a holding company for a significant wireless spectrum portfolio. As a result of our global restructuring initiative initiated in 2008, our continuing operations are focused on the management of our wireless spectrum interests. Our total domestic spectrum holdings consist of approximately 3.9 billion MHz POPs (The term "MHz-POPs" is defined as the product derived from multiplying the number of megahertz associated with a license by the population of the license's service area), covering approximately 215.9 million total POPs, with 106.9 million POPs covered by 20 MHz or more of spectrum, and an additional 90.6 million POPs covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York City metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Service (“AWS”) bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

Our international spectrum held for continuing operations include 2.3 GHz licenses in Canada, covering 15 million POPs.

We continue to pursue the sale of our wireless spectrum holdings and in November 2009, we retained Moelis and Company to explore the sale of our wireless holdings in United States and Canada.   Any sale or transfer of the ownership of our wireless spectrum holdings is subject to regulatory approval.

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

To date, we have realized a positive return on the sale of the majority of our domestic AWS spectrum licenses. However, there can be no assurance that we will realize a similar return upon the sale of our remaining wireless spectrum holdings. The sale price of our wireless spectrum assets will be impacted by, among other things:

●	the Federal Communication Commission’s (“FCC”) new technical rules relating to the operation of satellite digital audio radio services and services using our WCS spectrum licenses;
●
the timing and associated costs of build out or substantial service requirements attached to our spectrum licenses, where a failure to comply with these requirements could result in license forfeiture;

●	timing of closure of potential sales, in particular if it is necessary to accelerate the planned sale of certain of our spectrum licenses in order to meet debt payment obligations;
●	worldwide economic conditions which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in global network deployments;
●	availability of wireless spectrum in the United States in particular, which could be affected by potential government auctions of spectrum not previously available in the market; and
●	availability of capital for prospective spectrum buyers, which has been negatively impacted by the downturn in the credit and financial markets.

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

Comparison of Our Third Quarter of 2010 to Our Third Quarter of 2009 – Continuing Operations

General and Administrative

General and administrative expenses from continuing operations during the third quarter of 2010 were $9.3 million compared to $7.5 million for the third quarter of 2009.  The $1.8 million increase is attributable primarily to $3.9 million in capital and maintenance expenditures associated with certain build-out or substantial service requirements of our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal.  This increase in expense was partially offset by the cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities.  The costs incurred in connection with our global restructuring initiative, including compensation related costs incurred related to terminated employees, costs incurred related to vacated leased facilities and other restructuring related costs, are included in restructuring charges.

Included in general and administrative expenses during each of the third quarters of 2010 and 2009 is $1.9 million of amortization of finite-lived wireless spectrum. Also included in general and administrative expenses during the each of the third quarters of 2010 and 2009 is $0.2 million of share-based compensation expense.

Asset Impairment Charges

During the third quarter of 2010, we recognized an asset impairment charge of $0.1 million related to certain prepaid assets utilized by our corporate administration functions that no longer had value.

Restructuring Charges (Credits)

During the third quarter of 2010, we recognized a benefit of $0.2 million resulting from actual costs to divest and close our discontinued businesses that were lower than originally estimated.

In connection with the implementation of our global restructuring initiative, during the third quarter of 2009, our corporate support function incurred $1.2 million of costs related to the divestiture and closure of discontinued businesses and $0.5 million in lease abandonment costs.

Gain (loss) on Sales of Wireless Spectrum Licenses

During the third quarter of 2009, we completed sales of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $21.2 million and recognized a net gain on the sales of $1.6 million.

Interest Expense

Interest expense from continuing operations during the third quarter of 2010 was $56.8 million, as compared to $44.7 million during the third quarter of 2009, an increase of $12.1 million. The increase is primarily attributable to higher principal and paid-in-kind interest and the March 2010 Amendment and Waiver, which increased interest rates on our Notes.  Interest expense and interest accretion of the debt discount and issuance costs related to our Third Lien Notes accounted for $15.8 million of the increase.  Higher principal and paid-in-kind interest on our Senior and Second Lien Notes accounted for additional increases of $2.7 million and $1.3 million, respectively.  These increases were partially offset by $3.4 million and $1.6 million in lower interest accretion of the debt discount and issuance costs on our Senior and Second Lien Notes, respectively, and $2.7 million in redemption premiums paid on our Senior Notes during the third quarter of 2009.

Interest expense from continuing operations is expected to increase over the next twelve months due to increased interest rates on our Senior Notes, Second Lien Notes and Third Lien Notes and the higher discount on our Third Lien Notes resulting from the debt extinguishment.  Interest expense will also be affected by the timing and amount of redemptions of our Senior Notes using the proceeds from asset sales and other financial activities.  In addition, the accounting treatment of the maturity extension of our Third Lien Notes has resulted in a discount of $164.8 million at March 16, 2010, which will be amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011, which will significantly increase our recorded interest expense for financial reporting purposes.

Other Income and Expense, Net

Other income, net, from continuing operations during the third quarter of 2010 was $0.4 million, compared to other expense, net, of $6.2 million during the third quarter of 2009, an increase of $6.6 million. The increase in other expense, net, reflects primarily changes in the estimated fair values of our embedded derivatives on our Senior Notes, Second Lien Notes and Third Lien Notes.

Income Tax Benefit

During the third quarters of 2010 and 2009, substantially all of our U.S. and foreign subsidiaries in our continuing operations had net losses for tax purposes with full valuation allowances and, therefore, no material income tax provision or benefit was recognized for these subsidiaries.

Our effective income tax rate from continuing operations during the third quarter of 2009 was 1.9%, resulting in a $1.1 million income tax benefit of on our pre-tax loss of $58.3 million. The income tax benefit consists of a $1.1 million benefit from the effect of the change in the effective income tax rate on the deferred tax liabilities associated with indefinite life intangible assets.

Comparison of Our First Nine Months of 2010 to Our First Nine Months of 2009 – Continuing Operations

General and Administrative

General and administrative expenses from continuing operations during the first nine months of 2010 were $23.1 million compared to $28.1 million for the same period in 2009.  The $5.0 million decrease in general and administrative expenses from continuing operations during the first nine months of 2010, as compared to the same period in 2009, is attributable primarily to the cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities.  The costs incurred in connection with our global restructuring initiative, including compensation related costs incurred related to terminated employees, costs incurred related to vacated leased facilities and other restructuring related costs, are included in restructuring charges. This decrease in expense was partially offset by $3.9 million in capital and maintenance expenditures associated with certain build-out or substantial service requirements of our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal.

Included in general and administrative expenses during the each of the first nine months of 2010 and 2009 is $5.8 million of amortization of finite-lived wireless spectrum licenses. Also included in general and administrative expenses during the first nine months of 2010 and 2009 is $0.9 million and $1.4 million, respectively, of share-based compensation expense.

Asset Impairment Charges

During the first nine months of 2010, we recognized an asset impairment charge of $0.1 million related to certain prepaid assets utilized by our corporate administration functions that no longer had value.

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

Restructuring Charges (Credits)

During the first nine months of 2010, we recognized a benefit of $0.2 million resulting from actual costs to divest and close our discontinued businesses that were lower than originally estimated.

In connection with the implementation of our global restructuring initiative, during the first nine months of 2009, our corporate support function incurred $0.2 million in employee termination costs, $1.0 million in lease abandonment and related facility closure costs and $2.5 million of costs related to the divestiture and closure of discontinued businesses.

Gain on Sales of Wireless Spectrum Licenses

During the first nine months of 2010, we recognized net losses on sales of our wireless spectrum licenses of $11,000, after deducting incremental costs of $0.8 million.  These net losses were partially reduced by lease payments received by us, pending completion of the sale of certain of our owned WCS spectrum licenses in the United States to a third party, of $0.3 million and the forfeiture of a spectrum license sales deposit received by us of $0.3 million.

During the first nine months of 2009, we completed sales of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $26.7 million, and recognized a net gain on the sales of $2.3 million.

Interest Expense

Interest expense from continuing operations during the first nine months of 2010 was $155.0 million, as compared to $120.5 million during the first nine months of 2009, an increase of $34.5 million. The increase is primarily attributable to higher principal and paid-in-kind interest and the March 2010 Amendment and Waiver, which increased interest rates on our Notes.  Interest expense and interest accretion of the debt discount and issuance costs related to our Third Lien Notes accounted for $35.8 million of the increase.  Higher principal and paid-in-kind interest on our Senior and Second Lien Notes accounted for additional increases of $4.8 million and $4.3 million, respectively.  These increases were partially offset by $6.2 million and $1.3 million in lower interest accretion of the debt discount and issuance costs on our Senior and Second Lien Notes, respectively, and $2.9 million in redemption premiums paid on our Senior Notes during the first nine months of 2009.

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

Other Income and Expense, Net

Other income, net, from continuing operations during the first nine months of 2010 was $9.8 million, compared to other expense, net of $7.5 million during the first nine months of 2009, an increase of $17.3 million. The increase in other income, net, reflects primarily changes in the estimated fair values of our embedded derivatives on our Senior Notes, Second Lien Notes and Third Lien Notes aggregating $15.3 million and cash of $1.0 million released from escrow related to our reorganization in 2005. Of the $15.3 million change in the estimated fair values of our embedded derivative liabilities, $9.6 million of the credit to other income (expense) resulted primarily from the Amendment and Waiver which eliminated the Second Lien Note redemption premiums required upon an asset sale or change in control.

Income Tax Benefit

During the first nine months of 2010 and 2009 substantially all of our U.S. and foreign subsidiaries in our continuing operations had net losses for tax purposes and, therefore, no material income tax provision or benefit was recognized for these subsidiaries.

Our effective income tax rate during the first nine months of 2009 was 0.7% resulting in a $1.1 million income tax benefit, on our pre-tax loss of $167.0 million. The net income tax benefit consists of a $1.1 million benefit from the effect of the change in the effective income tax rate on the deferred tax liabilities associated with indefinite life intangible assets.

Comparison of Our Third Quarter and First Nine Months of 2010 to Our Third Quarter and First Nine Months of 2009 – Discontinued Operations

The results of operations of our discontinued Multimedia and Semiconductor segments and our WiMAX Telecom, Inquam and South American businesses, which were previously in our Strategic Initiatives segment, are as follows:
	Three Months Ended			Nine Months Ended
(in millions)	October 2, 2010	September 26, 2009	Increase (Decrease)	October 2, 2010	September 26, 2009	Increase (Decrease)
Revenues	$ 7.8	$ 9.4	$ (1.6)	$ 28.3	$ 41.5	$ (13.2)
Revenues – related party	2.1	3.8	(1.7)	11.4	3.8	7.6
Total revenues	9.9	13.2	(3.3)	39.7	45.3	(5.6)
Operating expenses:
Cost of revenues	5.1	6.0	(0.9)	17.0	20.9	(3.9)
Cost of revenues – related party	0.2	0.1	0.1	0.7	0.1	0.6
Engineering, research and development	4.7	4.7	—	14.2	19.3	(5.1)
Sales and marketing	1.9	2.0	(0.1)	6.8	7.7	(0.9)
General and administrative	5.2	4.5	0.7	12.0	13.6	(1.6)
Asset impairment charges	12.1	42.8	(30.7)	14.1	54.2	(40.1)
Restructuring charges	0.1	0.2	(0.1)	1.1	5.1	(4.0)
Total operating expenses	29.3	60.3	(31.0)	65.9	120.9	(55.0)
Net gains (losses) on business divestitures	(1.2)	3.1	(4.3)	(5.8)	3.2	(9.0)
Loss from operations	(20.6)	(44.0)	23.4	(32.0)	(72.4)	40.4
Other expense, net	(0.4)	(0.5)	0.1	(0.4)	(0.8)	0.4
Loss before income taxes	(21.0)	(44.5)	23.5	(32.4)	(73.2)	40.8
Income tax benefit (provision)	4.2	0.1	4.1	4.1	(0.2)	4.3
Net loss from discontinued operations	(16.8)	(44.4)	27.6	(28.3)	(73.4)	45.1
Net loss attributed to noncontrolling interest in subsidiary	2.5	1.0	1.5	3.8	1.0	2.8
Net loss from discontinued operations attributed to NextWave	$ (14.3)	$ (43.4)	$ 29.1	$ (24.5)	$ (72.4)	$ 47.9

Revenues

Of the $3.3 million and $5.6 million decrease in revenues from discontinued operations during the third quarter and first nine months of 2010 when compared to the same periods in 2009, respectively, $2.0 million and $2.5 million was attributable to lower overall royalty and support revenues recognized by our PacketVideo subsidiary and $1.3 million and $3.1 million was attributable to our bankruptcy liquidation proceedings during the fourth quarter of 2009 for WiMAX Telecom GmbH, the holding company for our discontinued WiMAX Telecom businesses in Austria and Croatia.

Related party revenues represent sales and royalties related to versions of PacketVideo’s multimedia player sold and licensed to DOCOMO for installation into DOCOMO handset models. In July 2009, DOCOMO became a related party when its subsidiary purchased a 35% noncontrolling interest in our PacketVideo subsidiary.

Cost of Revenues

Of the $0.8 million and $3.3 million decrease in cost of revenues from discontinued operations during the third quarter and first nine months of 2010 when compared to the same periods in 2009, respectively, $1.5 million and $3.4 million were attributable to our divestitures of our discontinued WiMAX Telecom businesses in Austria, Croatia, and Latin America. These decreases were partially offset by $0.7 million and $0.1 million in higher cost of goods sold recognized by our PacketVideo subsidiary attributable to higher service revenues, which have higher associated cost of revenues.

Included in total cost of revenues from discontinued operations during each of the third quarters of 2010 and 2009 is $0.7 million of amortization of purchased intangible assets.  Also included in total cost of revenues during each of the third quarters of 2010 and 2009 is $0.3 million of share-based compensation expense.

Included in total cost of revenues from discontinued operations during the first nine months of 2010 and 2009 is $2.0 million and $2.2 million, respectively, of amortization of purchased intangible assets.  Also included in total cost of revenues during the first nine months of 2010 and 2009 is $0.8 million and $0.7 million, respectively, of share-based compensation expense.

Engineering, Research and Development

The $5.1 million decrease in engineering, research and development expenses from discontinued operations during the first nine months of 2010 when compared to the same periods in 2009, respectively, is primarily attributable to a $2.1 million decrease in third party contract expenses and other operating expenses of our PacketVideo subsidiary and a $3.5 million decrease attributable to the shutdown of the operations of our semiconductor business in the first quarter of 2009. These decreases were partially offset by $0.5 million in expense credits recognized by our Networks segment that were recognized during the first nine months of 2009.

The compensation related costs incurred in relation to the employees terminated in connection with the shutdown of our semiconductor business are included in restructuring charges.

Included in engineering, research and development expenses during the third quarters of 2010 and 2009 is $0.3 million and $0.4 million, respectively, and during the each of the first nine months of 2010 and 2009 is $0.9 million of share-based compensation expense.

Sales and Marketing

The $0.1 million and $0.9 million decrease in sales and marketing expenses from discontinued operations during the third quarter and first nine months of 2010 when compared to the same periods in 2009 is primarily attributable to the shutdown of the operations of our semiconductor business in the first quarter of 2009 and the insolvency and wind-down of WiMAX Telecom GmbH, the holding company for our discontinued WiMAX Telecom businesses in Austria and Croatia, during the fourth quarter of 2009. The compensation related costs incurred in relation to the employees terminated in connection with the shutdown of our semiconductor business are included in restructuring charges.

Included in sales and marketing expenses from discontinued operations during each of the third quarters of 2010 and 2009 is $0.3 million and during each of the first nine months of 2010 and 2009 is $0.8 million of amortization of purchased intangible assets. Also included in sales and marketing expenses during each of the third quarters of 2010 and 2009 is $0.1 million and during and first nine months of 2010 and 2009 is $0.1 million and $0.2 million of share-based compensation expense, respectively.

General and Administrative

The $0.7 million increase in general and administrative expenses from discontinued operations during the third quarter of 2010 when compared to the same periods in 2009 is primarily attributable to $2.0 million in cash retention bonuses for certain officers and employees of PacketVideo in connection with the sale of PacketVideo stock, partially offset by lower operating expenses at our WiMAX Telecom subsidiary resulting from cost reduction actions implemented in the first quarter of 2009 and lower amortization expense resulting from our classification of our wireless spectrum licenses in Europe as assets held for sale, which, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing.

The $1.6 million decrease in general and administrative expenses from discontinued operations during the first nine months of 2010 when compared to the same periods in 2009 is primarily attributable to $4.2 million in lower operating expenses at our WiMAX Telecom subsidiary resulting from cost reduction actions implemented in the first quarter of 2009, lower amortization expense resulting from our classification of our wireless spectrum licenses in Europe as assets held for sale, and the sale of the majority of our operations of our Inquam Broadband GmbH subsidiary during the fourth quarter of 2009.  These reductions were partially offset by $2.0 million in cash retention bonuses for certain officers and employees of PacketVideo in connection with the pending sale of PacketVideo stock and $0.6 million in higher share-based compensation recognized by our PacketVideo subsidiary.

Included in general and administrative expenses during the third quarters of 2010 and 2009 is $0 and $0.4 million, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses during the third quarters of 2010 and 2009 is $0.5 million and $0.4 million, respectively, of share-based compensation expense.

Included in general and administrative expenses during the first nine months of 2010 and 2009 is $0.1 million and $1.7 million, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses during the first nine months of 2010 and 2009 is $1.4 million and $1.1 million, respectively, of share-based compensation expense.

Asset Impairment Charges

In connection with our ongoing discussions to sell our Nevada office building, we determined that indicators of impairment were present, and, accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of our building was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.  During the first nine months of 2010, we recognized additional asset impairment charges of $1.5 million, all of which is reported as asset impairment charges in discontinued operations.

Through our continued efforts to sell our wireless spectrum licenses in Europe and Argentina during 2010, we determined that the carrying values of certain of these spectrum licenses exceeded their fair values and, accordingly, during the third quarter and first nine months of 2010, we wrote-down the carrying values of these licenses to their estimated fair values and recognized asset impairment charges of $12.1 million and $12.7 million, respectively. Upon the sale and deconsolidation during the third quarter of 2010, of our Slovakia based subsidiary, WiMAX Telecom SRO, we reclassified $1.2 million of the asset impairment charge on our wireless spectrum licenses in Slovakia that was recognized during the first quarter of 2010 against the net losses on business divestitures.

Through our continued efforts to sell our wireless spectrum licenses in Europe and Chile, during the third quarter of 2009, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build out obligations in Europe during this time period. Accordingly, during the third quarter and first nine months of 2009, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Chile to their estimated fair value and recognized asset impairment charges of $36.0 million and $42.8 million, respectively.

In connection with the implementation of our global restructuring initiative, we continue to review our long-lived assets for impairment and, during the first nine months of 2009, determined that indicators of impairment were present for the long-lived assets in our discontinued WiMAX Telecom and semiconductor businesses. We performed an impairment assessment of these assets and concluded that their carrying value exceeded their fair value. Accordingly, during the third quarter and first nine months of 2009, we recognized asset impairment charges of $5.2 million and $9.8 million, respectively.

During the third quarter and first nine months of 2009 we wrote-off the remaining net book value of the purchased customer base intangible asset of WiMAX Telecom as indicators of impairment existed, and, as a result of this write-off, we recognized a non-cash asset impairment charge of $1.6 million during the third quarter and first nine months of 2009.

Restructuring Charges

During the third quarter and first nine months of 2010, we incurred $0.1 million and $1.1 million of expense resulting primarily from changes in our estimated contract settlement costs related to our discontinued Semiconductor operations.

In connection with the implementation of our global restructuring initiative, during the third quarter and first nine months of 2009, we incurred $0.1 million and $4.6 million of employee termination costs, and $0.1 million and $0.5 million in contract termination costs, respectively, related to our discontinued operations. The employee termination costs incurred in the first nine months of 2009 primarily resulted from the termination of 230 employees upon the shutdown of our semiconductor business.

Net Gains on Business Divestitures

The net loss on business divestitures during the third quarter of 2010 of $1.2 million primarily relates to selling costs incurred for our sale of PacketVideo.

The net loss on business divestitures during the first nine months of 2010 of $5.8 million primarily relates to an $8.8 million loss on our sale of WiMAX Telecom SRO in Slovakia and $1.2 million in selling costs incurred for our sale of PacketVideo.  This loss was partially offset by a $4.2 million gain on the assumption of debt by the buyers of our two Chilean wireless spectrum businesses.

The net gain on business divestitures during the third quarter and first nine months of 2009 primarily relates to a $2.5 million gain on our sale of certain of our owned Semiconductor assets for a cash payment of $2.5 million, and a $0.6 million gain recognized related our call option grant to IPW Holdings to purchase our remaining noncontrolling interest in IPWireless Inc. and IPW Holdings subsequent exercise of that option during 2009.  The net gain on business divestitures during the first nine months of 2009 also includes $0.1 million in cash received from the sale of assets during the first quarter of 2009.

Other Expense, Net

Other expense, net, during the first nine months of 2010 decreased $0.4 million and was primarily attributable to $0.6 million in higher net foreign currency exchange rate gains, partially offset by $0.2 million in higher interest expense.

Income Tax Benefit (Provision)

The effective income tax rate for discontinued operations during the third quarter of 2010 was 19.8% resulting in a $4.2 million income tax benefit on pre-tax losses from discontinued operations of $21.0 million, which primarily relates to $4.3 million from the effect of the reduction in deferred tax liabilities associated with indefinite–lived intangible assets, partially offset by $0.1 million in foreign withholding taxes on royalty payments received from our PacketVideo customers.

The effective income tax rate for discontinued operations during the first nine months of 2010 was 12.5%, resulting in a $4.1 million income tax benefit on pre-tax losses from discontinued operations of $32.4 million, which primarily relates to $4.5 million from the effect of the reduction of deferred tax liabilities associated with indefinite-lived intangible assets, partially offset by $0.3 million in foreign withholding taxes on royalty payments received from our PacketVideo customers and $0.1 million of income taxes related to our controlled foreign corporations.

During the first nine months of 2009, substantially all of our U.S. subsidiaries in discontinued operations had net losses for tax purposes with full valuation allowances and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. Certain of our controlled foreign corporations had net income for tax purposes based on cost sharing and transfer pricing arrangements with our United States subsidiaries in relation to research and development expenses incurred.

The effective income tax rate for discontinued operations during the third quarter of 2009 was 0.1% resulting in a $45,000 income tax benefit on a pre-tax loss from discontinued operations of $44.5 million, which primarily relates to $0.2 million in an income tax benefit of certain controlled foreign corporations, partially offset by $0.1 million in foreign withholding taxes on royalty payments received from our PacketVideo customers.

The effective income tax rate for discontinued operations during the first nine months of 2009 was (0.3)%, resulting in a $0.2 million income tax provision on a pre-tax loss from discontinued operations of $73.2 million, which primarily relates to $0.3 million in foreign withholding taxes on royalty payments received from our PacketVideo customers, partially offset by $0.1 million in an income tax benefit of certain controlled foreign corporations.

Noncontrolling Interest

On July 2, 2009, we sold a 35% noncontrolling interest in our PacketVideo subsidiary to DOCOMO, a customer of PacketVideo.  During the third quarter and first nine months of 2010, the net income from discontinued operations attributed to the noncontrolling interest in our subsidiary totaled $2.5 million and $3.8 million, respectively, and represents DOCOMO’s share of PacketVideo’s net loss during those periods.  Noncontrolling interest during the third quarter and first nine months of 2009 which totaled $1.0 million represents DOCOMO’s share of PacketVideo’s net loss during those periods.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in 2006 and 2010, the net proceeds of $351.1 million from our issuance of Series A Preferred Stock in March 2007 and the net proceeds of $101.0 million from our issuance of the Second Lien Notes in October 2008 and July 2009. Our total unrestricted cash and cash equivalents held by continuing operations totaled $22.7 million at October 2, 2010. We had a net working capital deficit of $150.5 million at October 2, 2010.

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

Effective as of March 16, 2010, we entered into an Amendment and Limited Waiver (the “Amendment and Waiver”) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes. Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes. In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011. As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  As a result of the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated. The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5 million to $1 million and, after payment in full on October 12, 2010, of certain designated Senior Notes (the “Priority Notes”) with an aggregate principal and accrued interest amount of $58.6 million at October 2, 2010 and the Senior Incremental Notes (as defined below) with an aggregate principal and accrued interest amount of $26.4 million at October 2, 2010, permitted us to retain $12.5 million of asset sale proceeds for general working capital purposes and permitted investments. As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes (the “Fee Notes”).

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

On October 8, 2010, subsequent to the end of our third quarter, we completed the sale of our PacketVideo Corporation subsidiary (“PacketVideo”) and used the net proceeds of such sale to redeem $94.7 million of the designated Senior Notes and the Senior Incremental Notes referred to above, and retained $12.5 million for general working capital purposes and permitted investments as permitted by the Amendment and Waiver.

In 2010, we have capital expenditure needs associated with certain build-out or substantial service requirements which apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. The substantial service build-out deadline for our domestic Wireless Communication Services (“WCS”) spectrum was July 21, 2010 under the Federal Communication Commission (“FCC”) rules in existence at that time. However, the FCC adopted new rules on May 20, 2010, that became effective September 1, 2010 replacing the July 21, 2010 substantial service requirements with new requirements that must be met 42 and 72 months after the date that new WCS technical and service rules become effective. We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. While we believe we have made the capital expenditures required to complete the applicable WCS build-out requirements, we may be required to make additional capital expenditures to comply with the new rules if the FCC does not accept our substantial service showings under the rules in effect on July 20, 2010. The substantial service deadline for Educational Broadband Service (“EBS”) and Broadband Radio Service (“BRS”) spectrum is May 1, 2011; however, most of our EBS leases require us to complete build out activities in 2010, in advance of the FCC’s substantial service deadline and we are presently executing these build out activities. Failure to meet our service requirements could result in forfeiture of the applicable licenses.

We believe that the completion of our asset divestiture and cost reduction actions, our current cash and cash equivalents and our ability to pay payment-in-kind interest in lieu of cash interest to the holders of our secured notes will allow us to meet our estimated operational cash requirements through September 2011, excluding the repayment of our Senior Notes having an estimated aggregate principal amount of $138.8 million at July 2011.  Should we incur significant unanticipated expenditures in excess of proceeds available to us through asset sales, we will seek to identify additional capital resources including the use of our remaining $10.0 million of incremental Second Lien Notes debt basket, and will implement certain additional actions to reduce our working capital requirements.

Our Senior Notes, having an aggregate principal amount of $124.3 million at October 12, 2010, will mature in July 2011, and our Second Lien Notes, having an aggregate principal amount of $160.9 million at October 2, 2010, will mature in November 2011. In addition, our Third Lien Notes, having an aggregate principal amount of $581.9 million at October 2, 2010, will mature in December 2011. The increase in payment in-kind interest rates on the Notes effective March 16, 2010 will increase the principal amount of this debt upon retirement. Our current cash reserves and cash generated from operations will not be sufficient to meet these payment obligations. We must consummate sales of our wireless spectrum assets yielding proceeds that are sufficient to retire our Senior Notes indebtedness or extend the maturity of our Senior Notes. If we are unable to pay our Senior Notes at maturity or if we are unable to extend maturity beyond July 2011, the holders of our Senior Notes could proceed against the assets pledged to secure these obligations, which would impair our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any maturity extension of our Senior Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders.

The following table presents our working capital (deficit), and our cash and cash equivalents balances:
(in millions)	October 2, 2010	July 3, 2010	Increase (Decrease) for the Three Months Ended October 2, 2010	January 2, 2010	Increase (Decrease) for the Nine Months Ended October 2, 2010
Working capital (deficit)	$ (150.5)	$ 63.5	$ (214.0)	$ (8.0)	$ (142.5)
Cash and cash equivalents	$ 22.7	$ 31.6	$ (8.9)	$ 15.1	$ 7.6
Cash and cash equivalents – discontinued operations	19.6	2.2	17.4	5.4	14.2
Total cash and cash equivalents	$ 42.3	$ 33.8	$ 8.5	$ 20.5	$ 21.8

The change from working capital of $63.5 million at July 3, 2010, to a working capital deficit $150.5 million at October 2, 2010, was primarily attributable to the reclassification of our Senior Notes from noncurrent to current liabilities and the reclassification of certain wireless spectrum licenses held for sale to noncurrent assets.

The increase in our working capital deficit from $8.0 million at January 2, 2010, to $150.5 million at October 2, 2010, was primarily attributable to the reclassification of our Senior Notes from noncurrent to current liabilities and lower wireless spectrum licenses held for sale partially offset by reclassification of the noncurrent assets and liabilities of our PacketVideo subsidiary to current assets and liabilities pending the sale of PacketVideo on October 8, 2010.

Uses of Cash, Cash Equivalents and Marketable Securities

The following table presents our utilization of cash, cash equivalents and marketable securities:
	Three Months Ended		Nine Months Ended
(in millions)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Beginning cash, cash equivalents and marketable securities	$ 33.8	$ 17.8	$ 20.5	$ 61.5
Net operating cash used by continuing operations	(8.2)	(14.5)	(18.6)	(44.0)
Proceeds from the sale of wireless spectrum licenses	2.7	21.2	3.4	26.7
Proceeds from the sale of PacketVideo stock	—	45.5	—	45.5
Proceeds from the sale of ARS securities	—	—	24.0	—
Proceeds from long-term obligations	—	13.5	25.0	13.5
Payments received on notes receivable	—	—	7.1	—
Payments on long-term obligations, excluding wireless spectrum lease obligations	—	(55.4)	(21.4)	(61.4)
Cash paid for wireless spectrum license lease obligations	(0.2)	(0.2)	(4.0)	(0.9)
Purchase of property and equipment	—	—	(2.9)	—
Other, net	(1.0)	(0.5)	(1.8)	—
Net operating, investing and financing cash provided (used) by discontinued operations	15.2	(4.4)	11.0	(17.9)
Ending cash, cash equivalents and marketable securities	42.3	23.0	42.3	23.0
Less: ending cash, cash equivalents and marketable securities-discontinued operations	(19.6)	(6.3)	(19.6)	(6.3)
Ending cash, cash equivalents and marketable securities-continuing operations	$ 22.7	$ 16.7	$ 22.7	$ 16.7

Significant Investing Activities Subsequent to the First Nine Months of 2010

On October 8, 2010, we sold our remaining 65% ownership interest in our PacketVideo subsidiary to DOCOMO, a customer of PacketVideo, for $111.6 million.  Of the net sales proceeds of $106.5 million, after deducting estimated direct and incremental costs of $5.1 million, we retained $12.5 million for working capital and permitted investments and redeemed $94.7 million in principal and accrued interest on our Senior Notes on October 12, 2010.

Significant Financing Activities During and Subsequent to the First Nine Months of 2010

Effective as of March 16, 2010, we entered into the Amendment and Waiver to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes extending the maturity dates of our Senior and Second Lien Notes from July 17, 2010 to July 17, 2011 and from December 31, 2010 to November 30, 2011, respectively. The interest payable on our Senior and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%. After giving effect to the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated. The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million and, after payment in full on October 12, 2010 of $94.7 million in designated Senior Notes (the “Priority Notes”) with an aggregate principal and accrued interest amount of $56.8 million and the Senior Incremental Notes with an aggregate principal and accrued interest amount of $26.4 million, permitted us to retain $12.5 million of asset sale proceeds for general working capital purposes and permitted investments. As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes as of March 16, 2010. The Fee Notes were paid on March 16, 2010 through the issuance of $4.3 million in Senior Notes, $3.6 million in Second Lien Notes and $13.3 million in Third Lien Notes and will accrue interest and become payable in accordance with the terms of the respective Note Agreements.

In connection with the Amendment and Waiver, we issued $20.0 million and $5.0 million in Senior Incremental Notes to Avenue and Solus, respectively. On October 12, 2010, subsequent to the end of our third quarter and pursuant to the Amendment and Waiver, the Senior Incremental Notes were paid in full with the proceeds from our sale of PacketVideo stock. As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes earned interest at a rate of 15% per annum, payable in-kind, and were secured by a first lien on the same assets securing our Senior Notes, on a pari passu basis. No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes.

The Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the modification date for accounting purposes. The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, and that amount was used to determine the net debt extinguishment gain of $38.0 million recognized during the first nine months of 2010, in other income in the accompanying consolidated statements of operations. The net gain of $38.0 million was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the Third Lien noteholders. The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense for financial reporting purposes.

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

We determined that the modification of our Third Lien Notes was accomplished with debt instruments that were substantially different and, therefore, concluded that debt extinguishment accounting treatment should be applied. The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, which represents the estimated incremental borrowing rate of our Third Lien Notes that was determined by a third party valuation group, and that amount was used to determine a net debt extinguishment gain of $38.0 million that was recognized during the first nine months of 2010 in other income in the accompanying consolidated statements of operations. The net gain of $38.0 million was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in Fee Notes issued to the Third Lien noteholders.  The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense.  The estimated fair value and related gain on extinguishment is sensitive to fluctuations in our incremental borrowing rate.  For instance, a 5% decrease in the estimated incremental borrowing rate of our Third Lien Notes would have reduced the gain on extinguishment of debt and reduced our future interest expense by $25.8 million.

Other than the discussion above, there have been no significant changes in our critical accounting policies and estimates from January 2, 2010.

Contractual Obligations

The following table summarizes our cash contractual obligations for continuing and discontinued operations at October 2, 2010, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.
	Payments Due by Fiscal Year Period
(in thousands)	Total	Remainder of 2010	Years 2011-2012	Years 2013-2014	Years 2015 and Thereafter
Continuing Operations:
Long-term obligations(1)(2)	$1,000,915	$94,855(3)	$876,114	$ 8,420	$21,526
Operating leases	186	23	163	—	—
	1,001,101	94,878	876,277	8,420	21,526
Discontinued Operations:
Services and other purchase agreements	8,153	—	—	—	8,153
Operating leases	149	13	64	64	8
	8,302	13	64	64	8,161
Total	$1,009,403	$94,891	$876,341	$ 8,484	$29,687

____________________________
(1)
Amounts presented do not include the future issuance of additional Senior Notes, Second Lien Notes and Third Lien Notes in payment of interest. Except for the Priority Notes, we have assumed that the remaining principal balance of the Senior Notes as well as the Second Lien Notes and Third Lien Notes will not be repaid until their respective maturity dates.

(2)
The March 16, 2010 Amendment and Waiver of our Senior Note, Second Lien Note and Third Lien Note agreements provided for an extension of the maturity date of our Senior Notes from July 17, 2011 to October 17, 2011 if certain conditions are met and provided that all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest.

(3)
On October 8, 2010, we sold our remaining 65% ownership interest in our PacketVideo subsidiary to DOCOMO, a customer of PacketVideo, for $111.6 million.  Of the net sales proceeds of $106.5 million, after deducting estimated direct and incremental costs of $5.1 million, we retained $12.5 million for working capital and permitted investments and redeemed $94.7 million in principal and accrued interest on our Senior Notes on October 12, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of October 2, 2010, other than the matters described above, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

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

Risks Relating to Our Business

We have substantial debt maturities in 2011 and our cash reserves and cash generated from operations will not be sufficient to meet these payment obligations. There can be no assurance that a maturity extension, asset sales or any additional financing will be achievable on acceptable terms. Any maturity extension may involve significant cost, including the potential issuance of equity securities that could substantially dilute our existing stockholders.  Any failure to pay our debt at maturity will impair our ability to continue as a going concern.

 Our Senior Notes, having an aggregate principal amount of $124.3 million at October 12, 2010, will mature in July 2011 and our Second Lien Notes, having an aggregate principal amount of $160.9 million at October 2, 2010, will mature in November 2011. In addition, our Third Lien Notes, having an aggregate principal amount of $581.9 million at October 2, 2010, will mature in December 2011.  At October 2, 2010, the aggregate remaining outstanding principal balances of our Senior, Second and Third Lien Notes bear payment-in-kind interest at rates of 15.0%, 15.0% and 12.0%, respectively, which will increase the principal amount of this debt upon retirement. Our current cash reserves and cash generated from operations will not be sufficient to meet these payment obligations at maturity. We must consummate sales of our wireless spectrum assets yielding proceeds that are sufficient to retire this indebtedness. If we are unable to pay our debt at maturity, or obtain a maturity extension, the holders of our notes could proceed against the assets pledged to secure these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern. Any maturity extension of our Senior Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court.  Our financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our capital structure requires that we successfully monetize a substantial portion of our wireless spectrum assets for net proceeds substantially in excess of our cost basis in order to retire our debt. The value of our equity securities is dependent on our ability to successfully retire our debt.

 We are required to use the net proceeds of asset sales to retire our debt and expect that we will be required to successfully monetize a substantial portion of our wireless spectrum assets for net proceeds substantially in excess of our cost basis in order to retire our debt. There is no guarantee that we will be able to find third parties interested in purchasing our wireless spectrum assets at prices sufficient to retire this debt prior to maturity. We may seek a maturity extension with respect to all or a portion of our debt but there can be no assurance that any such maturity extension will be available.  The sale price of our wireless spectrum assets will be impacted by, among other things:

●	the FCC’s new technical rules relating to the operation of satellite digital audio radio services and services using our WCS spectrum licenses;

●
the timing and allocated costs of build-out or substantial service requirements attached to our domestic and international spectrum licenses, where a failure to comply with these requirements could result in license forfeiture;

●
timing of closure of potential sales, particularly if it is necessary to accelerate the planned sale of certain of our spectrum licenses in order to meet debt payment obligations if we are not able to obtain a maturity extension;

●	worldwide economic conditions which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in global network deployments;

●	availability of wireless spectrum in the United States in particular, which could be affected by potential government auctions of spectrum not previously available in the market; and

●	availability of capital for prospective spectrum bidders which has been negatively impacted by the downturn in the credit and financial markets.

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

 As of October 2, 2010, the aggregate principal amount of our secured indebtedness was $960.9 million. This amount includes our Senior Notes with an aggregate principal amount of $218.1 million (prior to the redemption of $94.7 million on October 12, 2010), our Second Lien Notes with an aggregate principal amount of $160.9 million and our Third Lien Notes with an aggregate principal amount of $581.9 million. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

●	pay dividends to our stockholders;

●	incur, or cause to incur, additional indebtedness or incur liens;

●	sell assets for consideration other than cash or for net proceeds less than our cost basis;

●	consolidate or merge with or into other companies;

●	issue shares of our common stock or securities of our subsidiaries;

●	make capital expenditures or other strategic investments in our business not contemplated by our operating budget; or

●	acquire assets or make investments.

 We anticipate that our overall level of indebtedness and covenant restrictions will:

●	limit our ability to pursue business opportunities;

●	limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;

●	place us at a competitive disadvantage relative to our competitors with less indebtedness;

●	render us more vulnerable to general adverse economic, regulatory and industry conditions; and

●	require us to dedicate proceeds from asset sales to service our debt.

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

 We have realized significant operating losses during each reporting period since our inception in 2005, with the exception of the first quarter of 2010 due to a gain resulting from the accounting treatment of the maturity extension of our Third Lien Notes.  We expect to realize further operating losses in the future. In an effort to reduce our working capital requirements, in the third quarter of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our operating business segments. We have also taken other cost reduction actions. During the first nine months of 2010, we incurred aggregate restructuring costs of $0.9 million, the majority of which are lease abandonment and facility closure costs and other related costs, including contract termination costs, selling costs and legal fees.

 Our restructuring activities and cost reduction efforts are subject to risks including the effect of accounting charges which may be incurred, expenses of employee severance or contract terminations or defaults, or legal claims by employees or creditors. In addition, we may face difficulty in retaining critical employees, consultants, vendors or suppliers who may believe that a continued relationship with us is of greater risk due to our restructuring activities. If we cannot successfully complete our restructuring efforts, our expenses will continue to exceed our revenue and available funding resources and we will not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the United States Bankruptcy Code.

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

Special Risk Considerations Relating to our Sale of our Remaining Interest in PacketVideo Corporation to NTT DOCOMO, Inc.

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

 We no longer have any significant operating revenues.

 Given our previous divestiture and/or discontinuation of operations of our network infrastructure subsidiaries, all of our significant operating revenues during the first nine months of 2010 were generated by PacketVideo.  After the sale of the PacketVideo shares to DOCOMO, we no longer have any significant operating revenues and, if we are not able to successfully sell our wireless spectrum assets to generate cash flow, we may not be able to comply with our debt covenants and may not be able to continue as going concern.

 After the sale we are a very small public company without any significant operating revenues.

The Company remains a publicly traded company and continues to be subject to SEC rules and regulations, including the Sarbanes-Oxley Act of 2002. While all public companies face the costs and burdens associated with being publicly traded, given the small size of our company and the lack of significant operating revenues, these costs and burdens will be particularly significant to us.

Risks Relating to Government Regulation

 If we do not comply with build-out requirements relating to our domestic spectrum licenses, such licenses could be subject to forfeiture.

Certain “build-out” or “substantial service” requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of license renewal. In particular, the renewal deadline and the substantial service build-out deadline for our domestic BRS and EBS spectrum is May 1, 2011; for our domestic WCS spectrum the Federal Communications Commission (“FCC”) adopted new rules, purporting to supersede the July 21, 2010 build-out deadline, establishing two substantial service deadlines of 42 months and 72 months after September 1, 2010, which was the effective date of the new rules; and for our domestic AWS spectrum, the substantial service build-out deadline is December 18, 2021. Failure to make the substantial service demonstration domestically, without seeking and obtaining an extension from the FCC, would result in license forfeiture.

 The substantial service deadline for our domestic WCS spectrum was July 21, 2010 under the FCC rules effective at that time.  However, the FCC adopted new rules on May 20, 2010, that, when they became effective on September 1, 2010, purported to replace the July 21, 2010 substantial service requirement with new requirements that must be met 42 and 72 months after the date that new WCS technical and service rules became effective.  We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. The FCC has granted all pending WCS license renewal applications, including those that we filed in April of 2007, conditioned on the outcome of an ongoing FCC rulemaking proceeding regarding wireless license renewal procedures.  While we believe we have made the capital expenditures required to complete the applicable WCS build-out requirements, we may be required to make additional capital expenditures to comply with the new rules if the FCC does not accept our substantial service showings under the rules in effect on July 20, 2010.  There can be no assurance of how the FCC will ultimately treat the WCS license renewal applications.

The substantial service deadline for Educational Broadband Service and Broadband Radio Service (“EBS/BRS”) spectrum is May 1, 2011; however, most of our EBS leases require us to complete build out activities in 2010, in advance of the FCC’s substantial service deadline. At this time we do not plan to construct or to partner with a third party to construct a commercial EBS system using the spectrum to meet the FCC substantial service requirement.  Instead, we have arranged with our EBS licensees to either (a) have the EBS licensee continue to use the spectrum to provide educational services in the cases where the EBS licensee is currently providing such service or (b) provide educational services on a network that will be installed by us, at our cost, either of which option is intended to deliver educational services over the spectrum in compliance with the FCC’s educational safe harbor to meet the substantial service showing by the deadline.  Our reliance on the EBS licensees to provide the educational service may subject us to risk of non-renewal in the event the EBS licensee fails to provide the service.  In addition, if we are unable to complete the construction of the system so that the EBS licensee can provide the service by the substantial service deadline, the affected license(s) would be subject to non-renewal for failure to make the substantial service showing to the FCC by the deadline.  With respect to our domestic BRS spectrum, we plan to construct a commercial system using the spectrum to meet the FCC substantial service requirement.  If we are unable to complete the construction of the system so that we can provide the service by the substantial service deadline, the affected license(s) would be subject to non-renewal for failure to make the substantial service showing to the FCC by the deadline.

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

 We operate or hold spectrum licenses through various subsidiaries and joint ventures in Argentina, Canada, Norway and Switzerland. We have certain build-out requirements internationally, and failure to make those service demonstrations could result in license forfeiture. In Argentina we are in ongoing discussions with the local regulator about the sufficiency of our build out.  If we cannot obtain approval from the local regulator of our build out, we could be subject to license revocation proceedings.  In Canada, our 2.3 GHz licenses are subject to mid-term in-use demonstration requirements in November of 2012 and in April of 2013.  In addition, in Switzerland our 3.5 GHz licenses are subject to service requirements in September 2010.  We requested an extension from the Swiss regulator of twenty-four months to meet the service requirements, however it is not certain whether the regulator will grant our extension request or will revoke the licenses for failure to meet the September 2010 requirements.  We do not have specific build out obligations in Norway.

Owning and operating wireless spectrum licenses in overseas jurisdictions may be subject to a changing regulatory environment.

Approval of the transfer of wireless broadband spectrum to us in Argentina remains subject to obtaining governmental approval. Changes in foreign regulatory guidelines for the issuance or use of wireless licenses, foreign ownership of spectrum licenses, the adoption of wireless standards or the enforcement and licensing of intellectual property rights may adversely impact  either our ability to sell or the sale price we are able to obtain for our international spectrum in Europe, Argentina and Canada.

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

We hold 30 licenses issued by the FCC for WCS spectrum. Renewal applications for all 2.3 GHz WCS licenses, including those issued to us, were due to be filed with the FCC on July 21, 2007. We filed our WCS renewal applications on April 23, 2007. Under FCC Rules, licenses continue in effect during the pendency of timely file renewal applications. We are aware of three parties that made filings purporting to be “competing applications” in response to the renewal applications we, AT&T, and others filed. The basis on which the third-party filings were made was the alleged failure of WCS licensees to deploy service on WCS spectrum and satisfy substantial service requirements by July 21, 2007. However, on December 1, 2006, the FCC issued a waiver order extending the substantial service deadline for WCS licensees to July 21, 2010. The FCC’s rules contain no procedures for processing “competing applications” filed for WCS spectrum and the FCC has not accepted them for filing. The FCC granted all pending WCS license renewal applications, including those that we filed in April of 2007.  However, the grant of these applications was conditioned on the outcome of an ongoing FCC rulemaking proceeding regarding wireless license renewal procedures in which the FCC has proposed to dismiss all pending “competing applications”.  There can be no assurance of how the FCC will ultimately treat the “competing applications” or the WCS license renewal applications.

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

Since 1997, the FCC has considered a proposal to permanently authorize terrestrial repeaters for SDARS operations adjacent to the C and D blocks of the WCS band. The FCC has permitted a large number of these SDARS terrestrial repeaters to operate on a special temporary authorization since 2001. Permanently authorizing SDARS repeaters adjacent to the WCS band could cause interference to WCS, BRS and EBS receivers. The extent of the interference from SDARS repeaters is unclear and will depend on the effectiveness of the new rules adopted by the FCC on May 20, 2010 (as further described below) and the operation of SDARS equipment under the new rules. Because WCS C and D block licenses are adjacent to the SDARS spectrum, the potential for interference to this spectrum is of greatest concern. There is a lesser magnitude concern regarding interference from SDARS to WCS A and B block licenses, and BRS and EBS licenses. The FCC adopted new technical rules on May 20, 2010 to govern WCS and SDARS operations.  These rules became effective on September 1, 2010.  Operation of both WCS and SDARS equipment under the new rules could result in interference to our WCS, BRS or EBS spectrum, which could impair our ability to realize value from this spectrum.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2010, we issued restricted stock awards to our Executive Vice President-Chief Legal Counsel and Executive Vice President-Chief Financial Officer, as previously disclosed in our Current Report on Form 8-K filed with the SEC on August 4, 2010.  Mr. Cassou received an award of 750,000 restricted shares and Mr. Harding received an award of 250,000 restricted shares.  Such awards were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

NEXTWAVE WIRELESS INC. (Registrant)

November 10, 2010	By: /s/ Francis J. Harding
(Date)	Francis J. Harding
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.