Form 10-K
period 2011-01-01
NextWave Wireless Inc.
filed 2011-03-17
CIK 1374993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________________ to ___________________

Commission File Number 001-33226

NextWave Wireless Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5361630
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

12264 El Camino Real, Suite 305 San Diego, California 92130
(Address of principal executive offices and ZIP code)
Registrant’s telephone number, including area code: (619) 573-1570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
not applicable	not applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.007 per share

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court.   Yes ☒   No ☐

As of February 28, 2011, there were outstanding 23,729,080 shares of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2011 Annual Meeting of Shareholders to be filed on or before May 1, 2011.

FORM 10-K
NEXTWAVE WIRELESS INC.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) and other reports, documents and materials we will file with the Securities and Exchange Commission (the “SEC”) contain, or will contain, disclosures that are forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words of similar meaning in connection with any discussion of the timing and value of future results or future performance. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks, uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from historical results or those anticipated. These risks include, but are not limited to:

•	we have substantial debt maturities beginning in July 2011 and our cash reserves will not be sufficient to meet these payment obligations;

•	there can be no assurance that an extension of the maturity dates of our debt will be achievable on acceptable terms;

•
because there can be no assurance that we will be successful in obtaining a debt maturity extension, there is substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph highlighting this uncertainty in its report dated March 16, 2011;

•
the value of our equity securities is dependent on our ability to successfully retire our debt by consummating sales of most of our wireless spectrum assets for net proceeds substantially in excess of our cost basis for such assets;

•
we will need to rely on our substantial net operating loss carryforwards to offset the taxable gain that may arise as a result of successful spectrum sales, and if these carryforwards are limited, the after-tax proceeds from our spectrum sales will be reduced and the value of our equity securities or debt securities may be impaired;

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

PART I.

Item 1.
In this Annual Report on Form 10-K (“Annual Report”), the words “NextWave,” the “Company,” “we,” “our,” “ours,” and “us” refer to NextWave Wireless Inc. and, except as otherwise specified herein, to our subsidiaries. Our fiscal year ended on January 1, 2011.

Our Business

NextWave Wireless Inc. is a holding company for a significant wireless spectrum portfolio. Our continuing operations are focused on the management of our wireless spectrum interests. Our total domestic spectrum holdings consist of approximately 3.8 billion MHz POPs. The term "MHz-POPs" is defined as the product derived from multiplying the number of megahertz associated with a license by the population of the license's service area. Our wireless spectrum portfolio covers approximately 214.3 million total POPs, with 102.8 million POPs covered by 20 MHz or more of spectrum, and an additional 93.0 million POPs covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York City metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Service (“AWS”) bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

Our international spectrum included in continuing operations include 2.3 GHz licenses in Canada with 15 million POPs covered by 30 MHz of spectrum.

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

To date, we have realized a positive return on the sale of approximately 93% of our domestic AWS spectrum licenses. However, there can be no assurance that we will realize a similar return upon the sale of our remaining wireless spectrum holdings. The sale price of our wireless spectrum assets will be impacted by, among other things:

•	the Federal Communication Commission’s (“FCC”) new technical rules relating to the operation of satellite digital audio radio services and services using our WCS spectrum licenses;

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

As we have previously disclosed, our efforts to sell our wireless spectrum holdings on favorable terms has been delayed by current market conditions, as well as regulatory and other market activities involving potential buyers. We are continuing to have discussions with numerous parties who have expressed interest in our various spectrum assets. However, we believe that adverse economic conditions and other factors beyond our control continue to affect potential purchasers of our wireless spectrum, and there can be no assurance as to the timing of further spectrum sales or the sales prices that will be attained.

As of January 1, 2011, summary information about our current spectrum holdings in the United States is set forth below.

			Type of Spectrum(1)(2)
MEA(3)	MEA Name	POPs (4) (mm)	BRS/EBS	WCS	AWS	Top Covered CMAs within MEA (POP Rank)
1	Boston	9.3		●		Boston (10), Providence (50)
2	New York City(5)	31.6	●	●		New York (2), Hartford (41)
3	Buffalo	1.7		●		Buffalo (45), New York 3 - Chautauqua (118)
4	Philadelphia(6)	8.6	●	●		Philadelphia (6), Wilmington (75)
7	Charlotte-Greensboro-Greenville-Raleigh	4.0			●	NC 15 - Cabarrus (93), NC 4 - Henderson (139)
8	Atlanta	1.2			●	Savannah (183), Georgia 12 - Liberty (270)
9	Jacksonville	1.4		●	●	Jacksonville (37), Tallahassee (177)
10	Tampa-St. Petersburg-Orlando	0.9			●	Florida 4 - Citrus (77), Florida 3 - Hardee (304)
15	Cleveland	4.7		●		Cleveland (26), Akron (74)
16	Detroit	10.8		●		Detroit (7), Grand Rapids (59)
17	Milwaukee	5.6		●		Milwaukee (33), Madison (115)
18	Chicago	14.1	●	●		Chicago (3), Gary (80)
20	Minneapolis-St. Paul	7.2		●		Minneapolis (14), Minnesota 6 - Hubbard (201)
21	Des Moines-Quad Cities	2.8		●		Des Moines (102), Davenport (160)
27	New Orleans-Baton Rouge(7)	0.6	●			Mobile (90)
29	Kansas City	3.5		●		Kansas City (27), Topeka (315)
30	St. Louis(8)	4.6		●		St. Louis (18),Springfield (178)
31	Houston	7.3		●		Houston(5), Louisiana 5 - Beauregard (130)
32	Dallas-Fort Worth(9)	13.2	●	●		Dallas (4), Austin (35)
33	Denver	5.8		●		Denver (16), Colorado Springs (87)
34	Omaha	1.7		●		Omaha (72), Lincoln (224)
35	Wichita	1.3		●		Wichita (96), Kansas 14 - Reno (394)
36	Tulsa	1.0		●		Tulsa (57), Oklahoma 4 - Norton(305)
37	Oklahoma City	2.3		●		Oklahoma City (44), Oklahoma 3 - Grant (287)
38	San Antonio	3.9		●		San Antonio (25), McAllen (73)
39	El Paso-Albuquerque	2.8		●	●	Albuquerque (70), El Paso (71)
40	Phoenix	6.0		●		Phoenix (13), Tucson (51)
41	Spokane-Billings	2.3		●		Spokane (119), Idaho 1 - Boundary (205)
42	Salt Lake City	3.5		●		Salt Lake City (32),Provo (112)
43	San Francisco-Oakland-San Jose (10)	14.7	●	●		San Francisco (11), Sacramento (23)
44	Los Angeles-San Diego (11)	24.9	●	●		Los Angeles (1), San Diego (18)
45	Portland	4.3		●		Portland (21), Salem (146)
46	Seattle	5.4		●		Seattle (20), Tacoma (69)
48	Hawaii	1.3		●		Honolulu (54), Hawaii 3 - Hawaii (385)
	Total (excluding overlaps)	214.3

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

(3)
The data in this table is presented in terms of MEAs. MEAs are named for the largest metropolitan area contained within the licensed geographic service area, but are significantly larger than the metropolitan area for which they are named.

(4)
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

(6)	We lease EBS spectrum from Temple University in the Philadelphia, PA area. This lease has an initial 10 year term and contains three renewal options for 10 years each to extend the term of the lease.

(7)
We sublease EBS spectrum from the North American Catholic Educational Programming Foundation in the Mobile, Alabama area. This sublease has an initial 29 year term and no renewal options to extend the term of the sublease.

(8)	We lease EBS spectrum from Bradley University in the Peoria, Illinois area. This lease has an initial 10 year term and contains two renewal options for 10 years each to extend the term of the lease.

(9)	We lease EBS spectrum from Tarrant County College District in the Dallas, TX area. This lease has an initial 15 year term and contains a renewal option for 15 years to extend the term of the lease.

(10)
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

WCS Spectrum

We hold 30 licenses issued by the FCC for WCS spectrum, which were acquired pursuant to privately negotiated purchase agreements.  The 2.3 GHz WCS band is divided into four frequency blocks, A through D. Blocks A and B have 10 MHz of spectrum each and blocks C and D have 5 MHz each. We hold WCS licenses in the A, B, C and D frequency blocks. The WCS A and B blocks are licensed in 52 individual geographic regions covering the United States, including the Gulf of Mexico, and are called Major Economic Areas (“MEA”). The WCS C and D blocks are licensed in six larger geographic regions, also covering the United States and are called Regional Economic Area Groupings (“REAGs”). Both MEAs and REAGs are of various sizes in terms of population and geographic coverage.

WCS licenses are allocated by the FCC for “flexible use.” This means that the spectrum can be used to provide any type of fixed, portable, mobile (except aeronautical mobile) or radiolocation services to individuals and businesses, including wireless broadband services. Any such services are subject to compliance with technical rules in Part 27, Title 47 of the Code of Federal Regulations (“CFR”), as well as any applicable border treaties or agreements governing operations near the Canadian and Mexican borders.

In 2010, we had capital expenditure needs associated with certain build-out or substantial service requirements. These requirements apply to all of our licensed wireless spectrum, which generally must be satisfied as a condition of the license. The substantial service deadline for our domestic WCS spectrum was July 21, 2010 under the FCC rules effective at that time.  However, the FCC adopted new rules governing the WCS band on May 20, 2010, that, when they became effective on September 1, 2010, purported to replace the July 21, 2010 substantial service requirement with new requirements that must be met 42 and 72 months after the date that new WCS technical and service rules became effective.  We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. The FCC has granted all pending WCS license renewal applications, including those that we filed in April of 2007, conditioned on the outcome of an ongoing FCC rulemaking proceeding regarding wireless license renewal procedures.  While we believe we have made the capital expenditures required to complete the applicable WCS build-out requirements, we may be required to make additional capital expenditures to comply with the new rules if the FCC does not accept our substantial service showings under the rules in effect on July 20, 2010.  The new rules that the FCC adopted in May of 2010, which became effective on September 1, 2010, require substantial service showings to be made by March 4, 2014 and by September 1, 2016.

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

Under current regulations, after giving effect to an FCC-mandated transition of the spectrum to a new band configuration, which must have been completed by October 19, 2010 (barring disputes in the transition process), the total spectrum bandwidth licensed by the FCC for BRS and EBS spectrum is 194 MHz. Approximately 75% of this spectrum is licensed for the EBS and 25% is licensed for the BRS. Under FCC Rules, regulations and policies (“FCC Rules”), up to 95% of the spectrum dedicated to each EBS license can be leased for commercial purposes subject to compliance with FCC Rules. After transitioning the BRS and EBS spectrum to the new band plan, individual channels and channel groups of BRS and EBS spectrum will range from 5.5 MHz to 23.5 MHz of spectrum. Most, but not all, BRS and EBS “channel groups” contain four channels and 23.5 MHz of spectrum.

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

AWS Spectrum

We acquired 154 AWS licenses in FCC Auction No. 66 and currently hold 13 AWS licenses. The FCC granted AWS spectrum pursuant to Economic Area (“EA”) licenses, REAG licenses and CMA licenses. The AWS auction involved a total of 1,122 licenses: 36 REAG licenses, 352 EA licenses, and 734 CMA licenses. EA, REAG and CMA licenses vary widely in terms of population and geographic coverage.

In terms of spectral size, the AWS spectrum is divided into six spectrum blocks, A through F. There are three 10 MHz blocks, each consisting of paired 5 MHz channels, and three 20 MHz blocks, each consisting of paired 10 MHz channels. We hold both 20 MHz and 10 MHz licenses.

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

 International Spectrum

On March 2, 2007, we acquired WCS spectrum in Canada. Our Canadian licenses cover approximately 14.6 million POPs and include 30 MHz of spectrum in all service areas for which licenses were acquired for a total of 438 million MHz POPs. The licenses vary widely in terms of population and geographic coverage, but include major cities, such as Montreal, Ottawa, Edmonton, Quebec and Winnipeg. NextWave’s Canadian WCS licenses are held by our Canadian subsidiary, 4253311 Canada Inc. The licenses carry a 10-year license term with renewal expectancy of subsequent 10-year terms absent breach of license conditions. Because the licenses were issued by Industry Canada through two separate auctions, 63 licenses have an expiration date of November of 2014, while 25 licenses have an expiration date of April of 2015. The licenses are “radiocommunication user” licenses and cannot be used to provide service for compensation before the licenses are converted to either “radiocommunication service provider” licenses or “radiocommunication carrier” licenses. Conversion of the licenses will require compliance with Canadian ownership and control restrictions. In addition, each Canadian WCS license is subject to a 5-year usage implementation requirement, demonstrating that the spectrum is being used at a level that is acceptable to Industry Canada. Again, because the licenses were issued at two different times, there are two different implementation deadlines, November 2009 for 63 licenses, and April 2010 for the other 25 licenses. On July 2, 2009, we received a three year extension of the implementation requirement from the Canadian regulatory authority, making the new deadlines November of 2012 and April of 2013.

In October 2007, we acquired Websky Argentina SA, an Argentine corporation and its subsidiaries, which hold licensed frequencies in Argentina and has obtained spectrum licenses for an aggregate of 42 MHz spectrum in the 2.5 GHz band covering the Buenos Aires metro region and 180 kilometers surrounding the city and covers 15.5 million POPs for a total of 651 million MHz POPs. In February 2011, we sold these wireless spectrum licenses to a third party under a share purchase agreement.

In Norway, Inquam Norway AS, as of June 26, 2008, holds a nationwide 2.0 GHz license, valid until December 31, 2022, following a transfer from Inquam GmbH which originally owned such license awarded by Norwegian Telecom Authority on December 21, 2007.

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

Licensing and Use of U.S. Wireless Spectrum

In the United States, the FCC regulates the licensing, construction, use, renewal, revocation, acquisition, lease and sale of our domestic licensed wireless spectrum holdings. Our domestic wireless spectrum holdings currently include licensed spectrum in the WCS, AWS and BRS bands, and leased spectrum in the EBS band. Our international wireless spectrum holdings, which currently include licensed spectrum in the 2.3 GHz and 2.0 GHz bands, are regulated by national regulatory authorities that have similar responsibilities to those of the FCC.

Certain general regulatory requirements apply to all licensed wireless spectrum. For example, certain build-out or “substantial service” requirements apply to most of our licensed wireless spectrum, which generally must be satisfied as a condition of the license. In the United States, the Communications Act and FCC Rules also require FCC prior approval for the acquisition, assignment or transfer of control of FCC licenses. Similar regulatory requirements regarding regulatory approval of license transfers exist internationally. In addition, FCC Rules permit spectrum leasing arrangements for a range of wireless licenses after FCC notification or prior approval depending upon the type of spectrum lease. The FCC, and the equivalent national regulatory authority in other countries where we hold spectrum licenses, set rules, regulations and policies to, among other things:

•	grant licenses in bands allocated for wireless broadband services;

•	regulate the technical parameters and standards governing wireless services, the certification, operation and marketing of radio frequency devices and the placement of certain transmitting facilities;

•	impose build-out or performance requirements as a condition of the license or of license renewals;

•	approve applications for license renewals;

•	approve assignments and transfers of control of licenses;

•	approve leases covering use of licenses held by other persons and organizations;

•	resolve harmful radiofrequency interference between users of various spectrum bands;

•	impose fines, forfeitures and license revocations for violations of rules; and

•	impose other obligations that are determined to be in the public interest.

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

 WCS License Conditions

WCS licensees must comply with all applicable legal and technical rules imposed by the FCC, including those found in Part 27 of Title 47 of the CFR. WCS licenses are granted for ten-year license terms, and licensees are required under applicable Part 27 rules to demonstrate that they are providing “substantial service” in their license area within the initial license term. Substantial service is defined as service which is sound, favorable, and substantially above a level of mediocre service which just might minimally warrant “renewal.” The substantial service deadline for our domestic WCS spectrum was July 21, 2010 under the FCC rules effective at that time.  However, the FCC adopted new WCS rules on May 20, 2010, that, when they became effective on September 1, 2010, purported to replace the July 21, 2010 substantial service requirement with new requirements that must be met 42 and 72 months after the effective date.  We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect.  While the FCC has not accepted our substantial service showings filed on July 20, 2010, the FCC has granted all pending WCS license renewal applications, including those that we filed in April of 2007, conditioned on the outcome of an ongoing FCC rulemaking proceeding regarding wireless license renewal procedures.  The new rules that the FCC adopted in May of 2010 require two new substantial service showings to be made by March 4, 2014 and by September 1, 2016.  Failure to make the substantial service demonstration by these dates, without seeking and obtaining an extension from the FCC, would result in license forfeiture. See “Risk Factors - Risks Relating to Government Regulation.”

BRS/EBS License Conditions

Like WCS licenses, BRS and EBS licenses are granted for ten-year license terms, and licensees must comply with all applicable legal and technical rules imposed by the FCC, including those found in Part 27 of Title 47 of the CFR. Unlike WCS licenses, BRS and EBS licenses were granted at different times and, therefore, do not have a uniform expiration date. BRS and EBS licensees must also demonstrate that they are providing “substantial service” in their license areas by May 1, 2011 and we have executed actions to comply with this deadline.

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

 Tower Siting

Wireless systems must comply with various federal, state and local regulations that govern the siting, marking, lighting and construction of transmitter towers and antennas, including regulations promulgated by the FCC and FAA. FCC Rules subject certain tower locations to environmental and historic preservation statutory requirements. To the extent governmental agencies impose additional requirements on the tower siting process, the time and cost to construct and deploy towers could be negatively impacted. The FAA has proposed modifications to its rules that would impose certain notification requirements upon entities seeking to (i) construct or modify any tower or transmitting structure located within certain proximity parameters of any airport or heliport, and/or (ii) construct or modify transmission facilities using the 2500-2700 MHz radiofrequency band, which encompasses virtually all of the BRS/EBS frequency band. If adopted, these requirements could impose new administrative burdens upon users of BRS/EBS spectrum.

Employees

As of January 1, 2011, we employed 11 full time employees and engaged 6 contractors.

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

Global Restructuring Initiative and PacketVideo Disposition

Several factors led to our decision to implement a global restructuring initiative in 2008, including adverse worldwide economic conditions, which we believe adversely affected manufacturers of telecommunications equipment and technology.  In connection with the global restructuring initiative, we divested, either through sale, dissolution or closure, our network infrastructure businesses and our semiconductor business.  We have also taken other cost reduction actions.  The actions completed as a result of our global restructuring initiative are described in more detail in Note 1 to our Condensed Consolidated Financial Statements in this Annual Report under the heading “Discontinued Operations.”

In July 2009, we sold a 35% interest in our multimedia segment subsidiary, PacketVideo Corporation, to NTT DOCOMO, a customer of PacketVideo.  In October 2010, we sold our remaining 65% interest in PacketVideo to NTT DOCOMO.  Following the disposition of PacketVideo, our continuing operations have been focused on the management of our wireless spectrum interests.

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

The certifications of our Chief Legal Counsel and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in the capacities as our principal executive officer and principal financial officer, respectively, about the disclosure contained in this Annual Report are attached hereto.

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

Risks Relating to Our Business

We have substantial debt maturities beginning in July 2011 and our cash reserves will not be sufficient to meet these payment obligations. There can be no assurance that a maturity extension will be achievable on acceptable terms. Any maturity extension may involve significant cost, including the potential issuance of equity securities that could substantially dilute our existing stockholders.

Our Senior Notes, having an aggregate principal amount of $124.5 million at January 1, 2011, will mature in July 2011 and our Second Lien Notes, having an aggregate principal amount of $166.8 million at January 1, 2011, will mature in November 2011. In addition, our Third Lien Notes, having an aggregate principal amount of $599.1 million at January 1, 2011, will mature in December 2011.  At January 1, 2011, the aggregate remaining outstanding principal balances of our Senior, Second and Third Lien Notes bear payment-in-kind interest at rates of 15.0%, 15.0% and 13.0%, respectively, which will increase the principal amount of this debt upon retirement. The interest payable on our Third Lien Notes increases 1% per annum on each of March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.Our current cash reserves will not be sufficient to meet these payment obligations at maturity. We also anticipate that we will be unable to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current maturity dates.  We are currently holding discussions with the holders of our secured notes relating to a maturity extension and related amendments to our notes agreements.

A maturity extension of the Company’s secured notes will require the consent of each affected holder of notes.  Such extension may be costly to obtain, and, if successful, will result in a greater aggregate amount of indebtedness due at maturity resulting from the accrual of payment-in-kind interest for the extended term.  Such extension could also involve the issuance of equity securities that could cause significant dilution to existing stockholders.

Because there can be no assurance that we will be successful in obtaining a debt maturity extension, there is substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph highlighting this uncertainty in its report dated March 16, 2011.

If the Company is unable to obtain a debt maturity extension, it does not believe it will be able to pay its secured notes indebtedness at the current maturity dates.  A failure to pay our Senior Notes at their maturity date in July 2011 would give rise to a cross-default under our Second Lien Notes and Third Lien Notes, which could cause amounts outstanding under such notes to become due and payable prior to their scheduled maturity dates of November 2011 and December 2011, respectively.  The holders of our notes could proceed against the assets pledged to collateralize these obligations, which include the Company’s spectrum assets and the capital stock of its material subsidiaries.  A failure to obtain a maturity extension could cause the Company to seek relief through a filing in the United States Bankruptcy Court. Our financial statements are prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  Our financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our ability to continue as a going concern is predicated upon our ability to obtain a maturity extension of our debt.

Our capital structure requires that we successfully monetize most of our wireless spectrum assets for net proceeds substantially in excess of our cost basis in order to retire our debt. The value of our equity securities is dependent on our ability to successfully retire our debt.

If we obtain a maturity extension, the aggregate amount of this debt will be increased due to accrued payment-in-kind interest for the extended term to maturity.  There is no guarantee that we will be able to find third parties interested in purchasing our wireless spectrum assets at prices sufficient to retire this debt prior to maturity, even if extended.  If we are unable to consummate sales of our wireless spectrum assets for net proceeds that are sufficient to retire our indebtedness, the value of our equity securities will be significantly impaired or eliminated.  The sale price of our wireless spectrum assets will be impacted by many factors beyond our control including, among other things:

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

If we are unable to consummate sales of our wireless spectrum assets that are sufficient to retire our indebtedness, the holders of our notes could proceed against the assets pledged to collateralize these obligations, which include our spectrum assets and the capital stock of our material subsidiaries, which would impair our ability to continue as a going concern and the value of our equity securities would be impaired or eliminated.

If we successfully monetize our wireless spectrum assets at prices substantially in excess of our cost basis in order to retire our debt, we will rely on our substantial net operating loss carryforwards to offset the taxable gains that may arise as a result of such sales.  Accordingly, if the use of our expected net operating loss carryforwards becomes limited, the after-tax proceeds realized from our spectrum sales may be reduced and the value of our equity securities or debt securities may be impaired.

As stated above, our capital structure requires that we successfully monetize a substantial portion of our wireless spectrum assets for net proceeds substantially in excess of our cost basis in order to retire our debt. The value of our equity securities is dependent on our ability to successfully retire our debt.  We estimate that, as of December 31, 2010, we had federal income tax net operating loss carryforwards (“NOLs”) of approximately $730.7 million, which begin to expire in 2018.  We plan to use our substantial NOLs to offset future gains on the sale of our spectrum assets.  If our ability to use our NOLs as anticipated to offset any gains is limited, the after-tax proceeds realized from our spectrum sales may be reduced.  Depending on the ultimate sale prices for our spectrum assets, the availability of our NOLs may be essential to ensuring the full payment of our Third Lien Debt and/or the realization of value for our equity securities.

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an "ownership change" may generally thereafter only utilize its pre-change losses to offset a fixed amount of taxable income per year, subject to certain adjustments.  A corporation generally undergoes an ownership change if the percentage of stock of the corporation owned by one or more 5% shareholders has increased by more than 50 percentage points over a three year period (with certain groups of less-than-5% shareholders treated as a single shareholder for this purpose).

Based on our analysis to date, we do not believe that we have undergone an “ownership change” in the past.  However, subsequent changes in our stock ownership—including the purchase or sale of our common stock by 5% shareholders, changes in the indirect beneficial ownership of such stock, and issuances or redemptions of common stock or other equity securities by us—could result in an ownership change that would trigger the imposition of limitations under Section 382.  If an ownership change occurs, the availability of our NOLs may be severely limited, subject to an adjustment for so-called net “built-in” gains that are recognized that within the five year period after the ownership change.  Although we would expect to significantly benefit from the adjustment for net built-in gains with respect to any spectrum sales following an ownership change, the availability of our NOLs against any future gains from such sales may nevertheless be materially impaired.

The amount and availability of our NOLs is subject to examination and adjustment by the Internal Revenue Service (IRS).  Accordingly, there is no assurance that the IRS will agree with our determination as to the available amount of NOLs in respect of any spectrum sales.  In addition, the rules relating to U.S. federal income taxation are under ongoing review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes.  Revisions in U.S. federal tax laws and interpretations thereof could adversely impair our currently expected ability to use our NOLs.

We are highly leveraged and our operating flexibility will be significantly reduced by our debt covenants.

As of January 1, 2011, the aggregate principal amount of our secured indebtedness was $890.4 million. This amount includes our Senior Notes with an aggregate principal amount of $124.5 million, our Second Lien Notes with an aggregate principal amount of $166.8 million and our Third Lien Notes with an aggregate principal amount of $599.1 million. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

•	pay dividends to our stockholders;

•	incur, or cause to incur, additional indebtedness or incur liens;

•	sell assets for consideration other than cash or for net proceeds less than our cost basis;

•	consolidate or merge with or into other companies;

•	issue shares of our common stock or securities of our subsidiaries;

•	make capital expenditures or other strategic investments in our business not contemplated by our operating budget; or

•	acquire assets or make investments.

We anticipate that our overall level of indebtedness and covenant restrictions will:

•	limit our ability to pursue business opportunities;

•	render us more vulnerable to general adverse economic, regulatory and industry conditions; and

•	require us to dedicate proceeds from asset sales to service our debt.

A breach of any covenants contained in the note purchase agreements governing our secured notes could result in a default under our indebtedness. If we are unable to repay or refinance those amounts, the holders of our notes could proceed against the assets pledged to collateralize these obligations, which include our spectrum assets and substantially all of our other assets.

The terms of our Senior Notes and Second Lien Notes require us to certify our compliance with a restrictive operating budget and to maintain a minimum cash balance. A failure to comply with these terms may result in an event of default which could result in the acceleration of maturity of our indebtedness and impair our ability to continue as a going concern.

The terms of our Senior Notes and Second Lien Notes require us to deliver a six-month operating budget to the noteholders on a quarterly basis, which budget is reasonably acceptable to Avenue AIV US, L.P., an affiliate of Avenue Capital Management II, L.P. (“Avenue Capital”). Avenue Capital holds 78% of the aggregate principal amount of our Second Lien Notes and 75% of the aggregate principal amount of our Senior Notes. We must deliver monthly certifications relating to our cash balances to the holders of our Senior Notes and Second Lien Notes. If we are unable to certify that our cash balances have not deviated in a negative manner by more than 10% from budgeted balances, default interest will accrue and, if such condition persists for three monthly reporting periods an event of default would occur under our Senior Notes, Second Lien Notes, and, if the maturity of the foregoing indebtedness were to be accelerated, an event of default would occur under our Third Lien Notes. In addition, we must certify that we have maintained a minimum cash balance of $1.0 million, and any failure to maintain such minimum cash balance will result in an immediate event of default under our Senior Notes, Second lien Notes, and, if the maturity of the foregoing indebtedness were to be accelerated, our Third Lien Notes. Upon an acceleration of our debt following an event of default, the holders of our notes could proceed against the assets pledged to collateralize these obligations, which include our spectrum assets, which would impair our ability to continue as a going concern.

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

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint.  On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint.  On April 30, 2010, NextWave filed a Motion to Dismiss the Second Amended Complaint and the Motion now has been fully briefed and is under submission to the court. At this time, there can be no assurance as to the ultimate outcome of this litigation. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

Our common stock is no longer traded on The Nasdaq Global Market (“Nasdaq”) or any national securities exchange and investors no longer have the benefit of certain exemptions from state securities laws governing resales, liquidity benefits and governance protections afforded by a Nasdaq listing.

As a result of our delisting from Nasdaq in July 2010, we are not currently subject to its corporate governance requirements and you may not have the same protections as are afforded to stockholders of companies listed on the Nasdaq.  For example, we are no longer required to maintain a majority of independent directors on our Board of Directors.  Delisting from the Nasdaq may also result in increased obligations under state securities laws and decreased coverage by security analysts.

Our common stock is quoted on the OTCQB, an over-the-counter electronic quotation service operated by Pink OTC Markets Inc. Markets operated by Pink OTC Markets Inc. are generally regarded as less efficient and liquid than Nasdaq.  The ability to trade our common stock on the OTCQB depends on the presence and investment decisions of willing buyers and sellers.  Accordingly, if an active and liquid trading market price for our common stock does not develop or, if developed, does not continue, the market price of our common stock will be adversely affected.  In addition, because we are no longer listed on Nasdaq, sales of our common stock by brokers in certain states may be limited or prohibited pending completion of registration filings required under state securities laws.

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

Special Risk Considerations Relating to our October 2010 Sale of our Remaining Interest in PacketVideo Corporation to NTT DOCOMO, INC.

The stock purchase agreement may expose us to contingent liabilities.

Under the stock purchase agreement, we agreed to indemnify DOCOMO, jointly and severally with NextWave Broadband, for losses arising out of any inaccuracy or breach of any representation or warranty of the Company, NextWave Broadband or PacketVideo or any breach of any covenant or agreement by the Company, NextWave Broadband or PacketVideo, subject to certain limitations. Significant indemnification claims by DOCOMO could have a material adverse effect on our financial condition.  In the event that claims for indemnification for such losses exceed the $0.2 million threshold, we may be obligated to indemnify DOCOMO for up to $8.0 million of such losses, unless the claim for indemnification is based upon, arising out of or relating to any matter constituting fraud, in which case there is no limit. This indemnification expires in June 2011.

We no longer have any significant operating revenues.

Given our previous divestiture and/or discontinuation of operations of our network infrastructure subsidiaries, all of our significant operating revenues during the first nine months of 2010 were generated by PacketVideo.  After the sale of the PacketVideo shares to DOCOMO in October 2010, we no longer have any significant operating revenues and, if we are not able to successfully sell our wireless spectrum assets to generate cash flow, we may not be able to comply with our debt covenants and may not be able to continue as going concern.

After the sale we are a very small public company without any significant operating revenues.

The Company remains a publicly traded company and continues to be subject to SEC rules and regulations, including the Sarbanes-Oxley Act of 2002. While all public companies face the costs and burdens associated with being publicly traded, given the small size of our company and the lack of significant operating revenues, these costs and burdens are significant to us.

Risks Relating to Government Regulation

If we do not comply with build-out requirements relating to our domestic spectrum licenses, such licenses could be subject to forfeiture.

Certain “build-out” or “substantial service” requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of the license and/or license renewal. In particular, the renewal deadline and the substantial service build-out deadline for our domestic BRS and EBS spectrum is May 1, 2011; for our domestic WCS spectrum the FCC adopted new rules, purporting to supersede the July 21, 2010 build-out deadline, establishing two substantial service deadlines of 42 months and 72 months after September 1, 2010, which was the effective date of the new rules; and for our domestic AWS spectrum, the substantial service build-out deadline is December 18, 2021. Failure to make the substantial service demonstration domestically, without seeking and obtaining an extension from the FCC, would result in forfeiture of the affected license.

The substantial service deadline for EBS/BRS spectrum is May 1, 2011; however, most of our EBS leases required us to complete build out activities in 2010, in advance of the FCC’s substantial service deadline. At this time we do not plan to construct or to partner with a third party to construct a commercial EBS system using the spectrum to meet the FCC substantial service requirement.  Instead, we have arranged with our EBS licensees to either (a) have the EBS licensee continue to use the spectrum to provide educational services in the cases where the EBS licensee is currently providing such service or (b) provide educational services on a network that will be installed by us, at our cost, either of which option is intended to deliver educational services over the spectrum in compliance with the FCC’s educational safe harbor to meet the substantial service showing by the deadline.  Our reliance on the EBS licensees to provide the educational service may subject us to risk of non-renewal in the event the EBS licensee fails to provide the service.  In addition, if we are unable to complete the construction of the system so that the EBS licensee can provide the service by the substantial service deadline, the affected license(s) would be subject to non-renewal for failure to make the substantial service showing to the FCC by the deadline.  With respect to our domestic BRS spectrum, we are engaged in constructing a commercial system using the spectrum to meet the FCC substantial service requirement.  If we are unable to complete the construction of the system so that we can provide the service by the substantial service deadline, the affected license(s) would be subject to non-renewal for failure to make the substantial service showing to the FCC by the deadline.

The substantial service deadline for our domestic WCS spectrum was July 21, 2010 under the FCC rules effective at that time.  However, the FCC adopted new rules on May 20, 2010, that, when they became effective on September 1, 2010, purported to replace the July 21, 2010 substantial service requirement with new requirements that must be met 42 and 72 months after the date that new WCS technical and service rules became effective.  We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. While the FCC has not accepted our substantial service showings filed on July 20, 2010, the FCC has granted all pending WCS license renewal applications, including those that we filed in April of 2007, conditioned on the outcome of an ongoing FCC rulemaking proceeding regarding wireless license renewal procedures.  There can be no assurance of how the FCC will ultimately treat the WCS license renewal applications.  The new WCS rules that the FCC adopted in May of 2010 require two new substantial service showings to be made by March 4, 2014 and by September 1, 2016. Failure to make the substantial service demonstrations without seeking and obtaining an extension from the FCC would result in license forfeiture.

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

The AWS spectrum includes a large number of incumbent federal government and non-government operations that must be relocated to other spectrum. AWS licensees are required to coordinate their operations to avoid interfering with these incumbent stations until relocation is complete. A small number of these incumbent stations must be protected indefinitely. In certain cases, the AWS licensee must pay for the relocation of incumbent stations within the AWS licensee’s license area. AWS licensees are effectively prohibited from deploying TDD systems in the AWS spectrum.  These requirements could affect the value of our AWS spectrum.

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

We operate or hold spectrum licenses through various subsidiaries in Canada and Norway. In Canada, our 2.3 GHz licenses are subject to mid-term in-use demonstration requirements in November of 2012 and in April of 2013 and failure to make those demonstrations could result in forfeiture of the license.  We do not have specific build out obligations in Norway.

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

Since 1997, the FCC has considered a proposal to permanently authorize terrestrial repeaters for SDARS operations adjacent to the C and D blocks of the WCS band. The FCC has permitted a large number of these SDARS terrestrial repeaters to operate on a special temporary authorization since 2001. Permanently authorizing SDARS repeaters adjacent to the WCS band could cause interference to WCS, BRS and EBS receivers. The extent of the interference from SDARS repeaters is unclear and will depend on the effectiveness of the new rules adopted by the FCC on May 20, 2010 (as further described below) and the operation of SDARS equipment under the new rules. Because WCS C and D block licenses are adjacent to the SDARS spectrum, the potential for interference to this spectrum is of greatest concern. There is a lesser magnitude concern regarding interference from SDARS to WCS A and B block licenses, and BRS and EBS licenses. The FCC adopted new technical rules on May 20, 2010 to govern WCS and SDARS operations.  These rules became effective on September 1, 2010.  Operation of both WCS and SDARS equipment under the new rules could result in interference to our WCS, BRS or EBS spectrum, which could impair the value of this spectrum.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in San Diego, California. We currently occupy the indicated square footage in the leased facility described below.  Our owned facility is occupied by our lessee, pursuant to a lease with a term through May 2015, with two five-year options to renew.

Number of Buildings	Location	Status	Square Footage	Primary Use
1	United States	Leased	5,409	Administrative, finance and legal offices
1	United States	Owned	30,000	Office and Warehouse – discontinued operations (currently held for sale)
		Total	35,409

We believe that our properties are adequate for our business as presently conducted.

Item 3.  Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint.  On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint.  On April 30, 2010, NextWave filed a Motion to Dismiss the Second Amended Complaint and the Motion now has been fully briefed and is under submission to the court. At this time, there can be no assurance as to the ultimate outcome of this litigation. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of January 1, 2011, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities.

Over-the-Counter Trading

Our common stock is quoted under the symbol “WAVE” on the OTCQB, an over-the-counter electronic quotation service operated by Pink OTC Markets Inc.

As a result of our delisting from Nasdaq as of July 23, 2010, we are not currently subject to its corporate governance requirements and our stockholders may not have the same protections as are afforded to stockholders of companies listed on the Nasdaq.  For example, we are no longer required to maintain a majority of independent directors on our Board of Directors.  Delisting from the Nasdaq may also result in increased obligations under state securities laws and decreased coverage by security analysts.

Markets operated by Pink OTC Markets Inc. are generally regarded as less efficient and liquid than Nasdaq.  The ability to trade our common stock on the OTCQB depends on the presence and investment decisions of willing buyers and sellers.  Accordingly, if an active and liquid trading market price for our common stock does not develop or, if developed, does not continue, the market price of our common stock will be adversely affected.  In addition, because we are no longer listed on Nasdaq, sales of our common stock by brokers in certain states may be limited or prohibited pending completion of registration filings required under state securities laws.

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

Market Information

The following table reflects the high and low sales prices, or high and low bid prices, as applicable, rounded to the nearest penny, of our common stock as reported by The NASDAQ Global Market, as applicable, for each quarterly period in 2009 and until July 23, 2010 (as adjusted for 1:7 reverse stock split) and as reported by OTCQB as of July 23, 2010. Our common stock was listed on The NASDAQ Global Market, beginning on January 3, 2007 under the symbol “WAVE,” where it continued to trade until July 23, 2010.  On July 23, 2010, our stock began trading on the OTCQB under the symbol “WAVE,” where it continues to trade today.

	High	Low
2010:
Fourth Quarter	$1.65	$0.66
Third Quarter	2.33	0.75
Second Quarter	3.29	1.07
First Quarter	4.20	2.31

2009:
Fourth Quarter	$7.63	$2.80
Third Quarter	10.15	2.10
Second Quarter	5.04	0.91
First Quarter	2.73	0.56

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

Repurchases of Common Stock

We did not repurchase any of our common stock during the fiscal year ended January 1, 2011.

Holders

As of February 28, 2011 there were 930 holders of record of our common stock.

Certain provisions in our Certificate of Incorporation and Bylaws may have the effect of delaying, deferring or preventing a change of control of our Company. These provisions include that our directors serve staggered terms, and, pursuant to Delaware law, can only be removed for cause; stockholders cannot act by written consent and can only amend or repeal the bylaws by a supermajority vote of the issued and outstanding voting shares and our board of directors is authorized to issue preferred stock without stockholder approval. In addition, vacancies on our Board of Directors are filled only through a majority vote of the Board, and directors and officers are indemnified against losses that they may incur in investigations and legal proceedings resulting from their services to us, including in connection with takeover defense measures.

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

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year.  Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2010 is a 52-week year ending on January 1, 2011 and 2009 is a 53-week year ending January 2, 2010.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As more fully described in Note 1 to the financial statements, we have incurred recurring operating losses and have substantial debt maturities in 2011 and our cash reserves will not be sufficient to meet these payment obligations. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OVERVIEW

2010 Highlights

•	Our net loss from continuing operations during 2010 was $155.4 million, and prior to the gain on extinguishment of debt of $38.0 million, was $193.4 million, as compared to $214.9 million for 2009.

•
On July 30, 2010, we signed a definitive agreement for the sale of our remaining 65% stock ownership in our PacketVideo subsidiary to NTT DOCOMO, INC. ("DOCOMO"), a customer of PacketVideo, for $111.6 million. The sale subsequently closed on October 8, 2010.  Of the net sales proceeds of $106.5 million, after deducting estimated direct and incremental costs of $5.1 million, we retained $12.5 million for working capital and permitted investments and redeemed $94.7 million in principal and accrued interest on our Senior Notes on October 12, 2010.  After deducting direct costs of $2.1 million, we recognized a gain on the sale of $84.1 million in discontinued operations during 2010.

•
Effective as of March 16, 2010, we entered into an Amendment and Limited Waiver (the “Amendment and Waiver”) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes extending the maturity dates of our Senior and Second Lien Notes from July 17, 2010 to July 17, 2011 and from December 31, 2010 to November 30, 2011, respectively. The interest payable on our Senior and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%. After giving effect to the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated. The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million and, after payment in full on October 12, 2010 of certain designated Senior Notes with an aggregate principal and accrued interest amount of $58.8 million and the Senior Incremental Notes (as defined below) with an aggregate principal and accrued interest amount of $26.6 million, permitted us to retain up to $12.5 million for general working capital purposes and permitted investments. As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes. As described below, the accounting treatment of the extension of the maturity and related amendments to our Third Lien Notes resulted in a $38.0 million non-cash gain reported in the first quarter of 2010.

•
As permitted by the Amendment and Waiver, we issued $20.0 million and $5.0 million in additional Senior Notes (the “Senior Incremental Notes”) to Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto (“Avenue”), and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors (“Solus”), respectively. As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes earned interest at a rate of 15% per annum, payable in-kind unless we elected to pay cash, and were collateralized by a first lien on the same assets collateralizing our Senior Notes, on a pari passu basis. No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes.  We repaid the Senior Incremental Notes in full in October 2010.

•
Effective June 21, 2010 we amended our Amended and Restated Certificate of Incorporation to effect a 1-for-7 reverse stock split. At the effective time of the reverse stock split, every seven shares of our pre-split common stock, with a par value of $0.001 per share, was automatically converted into one share of post-split common stock, with a par value of $0.007 share. The number of authorized shares of our common stock was reduced accordingly by a ratio of 1-for-7 from 400 million to 57.1 million shares. Outstanding stock incentive awards and shares available for future grants were also adjusted to give effect to the reverse split.

Our Business

NextWave Wireless Inc. is a holding company for a significant wireless spectrum portfolio. Our continuing operations are focused on the management of our wireless spectrum interests. Our total domestic spectrum holdings consist of approximately 3.8 billion MHz POPs.  The term "MHz-POPs" is defined as the product derived from multiplying the number of megahertz associated with a license by the population of the license's service area.  Our wireless license portfolio covers approximately 214.3 million total POPs, with 102.8 million POPs covered by 20 MHz or more of spectrum, and an additional 93.0 million POPs covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York City metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Service (“AWS”) bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

Our international spectrum included in continuing operations include 2.3 GHz licenses in Canada with 15 million POPs covered by 30 MHz of spectrum.

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

To date, we have realized a positive return on the sale of approximately 93% of our domestic AWS spectrum licenses. However, there can be no assurance that we will realize a similar return upon the sale of our remaining wireless spectrum holdings. The sale price of our wireless spectrum assets will be impacted by many factors outside of our control, including, among other things:

•	the Federal Communication Commission’s (“FCC”) new technical rules relating to the operation of satellite digital audio radio services and services using our WCS spectrum licenses;

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

As we have previously disclosed, our efforts to sell our wireless spectrum holdings on favorable terms has been delayed by current market conditions, as well as regulatory and other market activities involving potential buyers. We are continuing to have discussions with numerous parties who have expressed interest in our various spectrum assets. However, we believe that adverse economic conditions and other factors beyond our control continue to affect potential purchasers of our wireless spectrum, and there can be no assurance as to the timing of further spectrum sales or the sales prices that will be attained.

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

Our discontinued international spectrum holdings include 2.5 GHz licenses in Argentina, which were sold in February 2011, and a nationwide 2.0 GHz license in Norway.

RESULTS OF OPERATIONS

The results of operations of our PacketVideo and Cygnus subsidiaries, and our Global Services and NextWave Network Product Support strategic business units, our Semiconductor segment and our WiMAX Telecom, Inquam and South American businesses, have been reported as discontinued operations in the consolidated financial statements for all periods presented.

Comparison of Our Fiscal Year Ended January 1, 2011 (Fiscal Year “2010”) to Our Fiscal Year Ended January 2, 2010 (Fiscal Year “2009”) – Continuing Operations

General and Administrative

General and administrative expenses from continuing operations during 2010 were $28.7 million compared to $33.2 million for 2009.  The $4.5 million decrease in general and administrative expenses from continuing operations during 2010, as compared to 2009, is attributable primarily to the cost reductions resulting from the global restructuring initiative we implemented in the second half of 2008, which included reductions in workforce and certain overhead and discretionary costs, and the closure of certain facilities.  The costs incurred in connection with our global restructuring initiative, including compensation related costs incurred related to terminated employees, costs incurred related to vacated leased facilities and other restructuring related costs, are included in restructuring charges. This decrease in expense was partially offset by $4.8 million in capital and maintenance expenditures during 2010 associated with certain build-out or substantial service requirements of our licensed wireless spectrum, which generally must be satisfied as a condition of the license.

Included in general and administrative expenses during each of 2010 and 2009 is $7.7 million of amortization of finite-lived wireless spectrum licenses. Also included in general and administrative expenses during 2010 and 2009 is $1.1 million and $1.7 million, respectively, of share-based compensation expense.

Asset Impairment Charges

During 2010, we recognized an asset impairment charge of $0.1 million related to certain prepaid assets utilized by our corporate administration functions that no longer had value.

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

Restructuring Charges (Credits)

During 2010 we recognized $0.3 million in restructuring expense credits resulting from favorable contract termination settlements and $0.3 million in lower than estimated fees associated with marketing our Canadian spectrum.

In connection with the implementation of our global restructuring initiative, during 2009, our corporate support function incurred $0.3 million in employee termination costs, $0.9 million in lease abandonment and related facility closure costs and $2.6 million of legal and administrative costs related to the divestiture and closure of discontinued businesses.

Net Gains on Sales of Wireless Spectrum Licenses

During 2010, we recognized net gains on sales of our wireless spectrum licenses of $5.5 million, after deducting incremental costs of $1.0 million.  These net gains during 2010 include lease payments received by us, pending completion of the sale of certain of our owned WCS spectrum licenses in the United States to a third party, of $0.3 million and the forfeiture of a spectrum license sales deposit received by us of $0.3 million.

During 2009, we completed sales of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $26.4 million, and recognized net gains on the sales of $2.7 million.

Interest Expense

Interest expense from continuing operations during 2010 was $211.9 million, as compared to $164.1 million during 2009, an increase of $47.8 million. The increase is primarily attributable to higher principal and paid-in-kind interest and the March 2010 Amendment and Waiver, which increased interest rates on our Notes.  Interest expense and interest accretion of the debt discount and issuance costs related to our Third Lien Notes accounted for $50.5 million of the increase.  Higher principal and paid-in-kind interest on our Senior and Second Lien Notes accounted for additional increases of $4.3 million and $5.1 million, respectively.  These increases were partially offset by $2.9 million in redemption premiums paid on our Senior Notes during 2009, and $6.2 million and $3.1 million in lower interest accretion of the debt discount and issuance costs on our Senior and Second Lien Notes, respectively, as the Notes near maturity and due to the lower principal balance of our Senior Notes.

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

Other Income and Expense, Net

Other income, net, from continuing operations during 2010 was $13.8 million, compared to other expense, net of $8.2 million during 2009, an increase of $22.0 million. The increase in other income, net, reflects primarily changes in the estimated fair values of our embedded derivatives on our Senior Notes, Second Lien Notes and Third Lien Notes aggregating $19.9 million, cash of $1.0 million released from escrow during 2010 related to our reorganization in 2005, lower equity in net losses from our noncontrolling interest in IPWireless Inc. of $0.4 million and lower net foreign currency exchange losses of $0.3 million. Of the $19.9 million change in the estimated fair values of our embedded derivative liabilities, $9.6 million of the credit to other income (expense) during 2010 resulted primarily from the Amendment and Waiver which eliminated the Second Lien Note redemption premiums required upon an asset sale or change in control.

Income Tax Benefit

During 2010 and 2009 substantially all of our U.S. and foreign subsidiaries in our continuing operations had net losses for tax purposes and, therefore, no material income tax provision or benefit was recognized for these subsidiaries.

Our effective income tax rates during 2010 and 2009 were 14.7% and 0.5% resulting in income tax benefits of $26.7 million and $1.1 million on our pre-tax losses of $182.1 million and $216.0 million, respectively.  The 2010 income tax benefits include a $21.9 million tax benefit recorded as a result of taxes provided on income from discontinued operations that can be offset by losses from continuing operations and a $4.8 million income tax benefit due to a reduction in the state tax rate on deferred tax liabilities associated with indefinite-lived intangible assets.

Comparison of Our Fiscal Year 2010 to Our Fiscal Year 2009 – Discontinued Operations

The results of operations of our discontinued Multimedia and Semiconductor segments and our WiMAX Telecom, Inquam and South American businesses, which were previously in our Strategic Initiatives segment, are as follows:

	Years Ended
(in millions)	January 1, 2011	January 2, 2010	Increase (Decrease)
Revenues	$28.3	$56.4	$(28.1)
Revenues – related party	11.4	9.5	1.9
Total revenues	39.7	65.9	(26.2)
Operating expenses:
Cost of revenues	17.2	27.6	(10.4)
Cost of revenues – related party	0.7	0.5	0.2
Engineering, research and development	13.8	24.1	(10.3)
Sales and marketing	6.8	9.8	(3.0)
General and administrative	11.9	18.3	(6.4)
Asset impairment charges	13.5	31.6	(18.1)
Restructuring charges	0.9	5.2	(4.3)
Total operating expenses	64.8	117.1	(52.3)
Gain on sale of remaining PacketVideo ownership interest	84.1	—	84.1
Net losses on all other business divestitures	(5.8)	(22.6)	16.8
Income (loss) from operations	53.2	(73.8)	127.0
Other expense, net	(0.4)	(0.8)	0.4
Income (loss) before income taxes	52.8	(74.6)	127.4
Income tax provision	(17.8)	(0.8)	(17.0)
Net income (loss) from discontinued operations	35.0	(75.4)	110.4
Net loss attributed to noncontrolling interest in subsidiary	3.8	0.1	3.7
Net income (loss) from discontinued operations attributed to NextWave	$38.8	$(75.3)	$114.1

Revenues

Of the $26.2 million decrease in revenues from discontinued operations during 2010 when compared to 2009, $21.9 million was attributable to our sale of our PacketVideo subsidiary in October 2010 resulting in only nine months of results during 2010 when compared to a full year in 2009.  The remaining $4.3 million decrease was primarily attributable to our bankruptcy liquidation proceedings during the fourth quarter of 2009 for WiMAX Telecom GmbH, the holding company for our discontinued WiMAX Telecom businesses in Austria and Croatia.

Related party revenues represent sales and royalties related to versions of PacketVideo’s multimedia player sold and licensed to DOCOMO for installation into DOCOMO handset models. In July 2009, DOCOMO became a related party when its subsidiary purchased a 35% noncontrolling interest in our PacketVideo subsidiary.

Cost of Revenues

Of the $10.2 million decrease in cost of revenues from discontinued operations during 2010 when compared to 2009, $5.8 million is attributable to the divestiture of our PacketVideo subsidiary in October 2010 and the remaining $4.4 million is attributable to our divestitures of our discontinued WiMAX Telecom businesses in Austria and Croatia in 2009, and Latin America in 2010.

Included in total cost of revenues from discontinued operations during 2010 and 2009 is $2.0 million and $2.9 million, respectively, of amortization of purchased intangible assets.  Also included in total cost of revenues during 2010 and 2009 is $0.8 million and $1.0 million, respectively, of share-based compensation expense.

Engineering, Research and Development

Of the $10.3 million decrease in engineering, research and development expenses from discontinued operations during 2010 when compared to 2009, $7.3 million is attributable to the divestiture of our PacketVideo subsidiary in October 2010 and $3.6 million is primarily attributable to the shutdown of the operations of our semiconductor business in the first quarter of 2009. These decreases were partially offset by $0.6 million in expense credits recognized by our Networks segment that were recognized during 2009.

The compensation related costs incurred in relation to the employees terminated in connection with the shutdown of our semiconductor business are included in restructuring charges.

Included in engineering, research and development expenses during 2010 and 2009 is $0.9 million and $1.2 million, respectively, of share-based compensation expense.

Sales and Marketing

Of the $3.0 million decrease in sales and marketing expenses from discontinued operations during 2010 when compared to 2009, $2.0 million is attributed to the divestiture of PacketVideo subsidiary in October 2010 and the remaining decrease of $1.0 million is primarily attributable to the shutdown of the operations of our semiconductor business in the first quarter of 2009 and the insolvency and wind-down of WiMAX Telecom GmbH, the holding company for our discontinued WiMAX Telecom businesses in Austria and Croatia, during the fourth quarter of 2009. The compensation related costs incurred in relation to the employees terminated in connection with the shutdown of our semiconductor business are included in restructuring charges.

Included in sales and marketing expenses from discontinued operations during 2010 and 2009 is $0.8 million and $1.1 million, respectively, of amortization of purchased intangible assets. Also included in sales and marketing expenses during 2010 and 2009 is $0.1 million and $0.3 million of share-based compensation expense, respectively.

General and Administrative

Of the $6.4 million decrease in general and administrative expenses from discontinued operations during 2010 when compared to 2009, $6.1 million is attributable to lower operating expenses at our WiMAX Telecom businesses resulting from cost reduction actions implemented in the first quarter of 2009, lower amortization expense resulting from our classification of our wireless spectrum licenses in Europe as assets held for sale, and the sale of the majority of our operations of our Inquam Broadband GmbH subsidiary during the fourth quarter of 2009 and $2.3 million is attributable to the divestiture of our PacketVideo subsidiary in October 2010.  These reductions were partially offset by $2.0 million in cash retention bonuses for certain officers and employees of PacketVideo in connection with the sale of PacketVideo stock in October 2010.

Included in general and administrative expenses during 2010 and 2009 is $0.1 million and $1.9 million, respectively, of amortization of purchased intangible assets. Also included in general and administrative expenses during 2010 and 2009 is $1.4 million and $1.7 million, respectively, of share-based compensation expense.

Asset Impairment Charges

In connection with our ongoing discussions to sell our Nevada office building, we determined that indicators of impairment were present, and, accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of our building was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.  Accordingly, during 2010, we recognized an asset impairment charge of $1.5 million.

Through our continued efforts to sell our wireless spectrum licenses in Europe and Argentina during 2010, we determined that the carrying values of certain of these spectrum licenses exceeded their fair values and, accordingly, during 2010, we wrote-down the carrying values of these licenses to their estimated fair values and recognized asset impairment charges of $12.1 million. Upon the sale and deconsolidation during the second quarter of 2010 of our WiMAX Telecom Slovakia based subsidiary, we reclassified $1.2 million of the asset impairment charge on our wireless spectrum licenses in Slovakia to the net losses on business divestitures. Upon the bankruptcy filing of our discontinued WiMAX Telecom subsidiary in Switzerland in the fourth quarter of 2010, we reclassified $0.6 million of spectrum impairment charges recognized through the third quarter of 2010 to the loss from business divestitures reported in discontinued operations.

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

Restructuring Charges

During 2010, we incurred $0.9 million of expense resulting primarily from changes in our estimated contract settlement costs related to our discontinued Semiconductor operations.

During 2009, we incurred $4.7 million of employee termination costs, and $0.7 million in contract termination costs related to our discontinued operations, partially offset by $0.2 million in lease abandonment credits. The employee termination costs incurred in 2009 primarily resulted from the shutdown of our semiconductor business.

Gain on Sale of Remaining PacketVideo Ownership Interest

On October 8, 2010, we sold our remaining 65% stock ownership interest in our PacketVideo subsidiary to DOCOMO, a related party (see Note 2) for $111.6 million and, after deducting direct costs of $2.1 million, we recognized a gain on the sale of $84.1 million during 2010.

Net Losses on All Other Business Divestitures

The net loss on business divestitures during 2010 of $5.8 million primarily relates to an $8.8 million loss on our sale of our WiMAX Telecom subsidiary in Slovakia and a $1.5 million loss from the deconsolidation of the remaining net assets of our WiMAX Telecom subsidiary in Switzerland that filed for bankruptcy in December 2010.  These losses were partially offset by a $4.2 million gain on the assumption of debt by the buyers of our two Chilean wireless spectrum businesses.

The $22.6 million net loss on business divestitures recognized during 2009 primarily relates to our sale of the majority of the assets and liabilities of our Inquam Broadband GmbH subsidiary and the insolvency of our discontinued WiMAX Telecom business in Austria and Croatia.  The net losses from divestiture of these businesses include $26.1 million of asset impairment charges previously recognized during the first three quarter of 2009.  These losses were partially offset by a $2.5 million gain on our sale of certain of our owned Semiconductor business patents and patent applications to a Canadian intellectual property company for a cash payment of $2.5 million and $1.0 million in gains recognized related to our call option grant to IPW Holdings to purchase our remaining noncontrolling interest in IPWireless Inc. and IPW Holdings subsequent exercise of that option during 2009.

Other Expense, Net

Other expense, net, during 2010 decreased $0.4 million and was primarily attributable to $0.7 million in higher net foreign currency exchange rate gains, partially offset by $0.2 million in higher interest expense.

Income Tax Provision

The effective income tax rate for discontinued operations during 2010 was 33.7%, resulting in a $17.8 million income tax provision on pre-tax income from discontinued operations of $52.8 million, which primarily relates to a $21.9 million income tax provision recorded as a result of an allocation of the current year loss from continuing operations partially offset by a $4.5 million income tax benefit from the effect of the reduction of deferred tax liabilities associated with indefinite-lived intangible assets.

During 2009, substantially all of our U.S. subsidiaries in discontinued operations had net losses for tax purposes with full valuation allowances and, therefore, no material income tax provision or benefit was recognized for these subsidiaries. Certain of our controlled foreign corporations had net income for tax purposes based on cost sharing and transfer pricing arrangements with our United States subsidiaries in relation to research and development expenses incurred.

The effective income tax rate for discontinued operations during 2009 was (1.1)%, resulting in a $0.8 million income tax provision on a pre-tax loss from discontinued operations of $74.6 million, which primarily relates to $0.5 million of income taxes related to our controlled foreign corporations and $0.3 million in foreign withholding taxes on royalty payments received from our PacketVideo customers.

Noncontrolling Interest

On July 2, 2009, we sold a 35% noncontrolling interest in our PacketVideo subsidiary to DOCOMO, a customer of PacketVideo.  During 2010 and 2009, the net income from discontinued operations attributed to the noncontrolling interest in our subsidiary totaled $3.8 million and $0.1 million, respectively, and represents DOCOMO’s share of PacketVideo’s net loss during those periods.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in 2006 and 2010, the net proceeds of $351.1 million from our issuance of Series A Preferred Stock in March 2007 and the net proceeds of $101.0 million from our issuance of the Second Lien Notes in 2008 and 2009. Our total unrestricted cash and cash equivalents included in continuing operations totaled $42.5 million at January 1, 2011. We had a net working capital deficit of $733.7 million at January 1, 2011.

In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, in the second half of 2008, our Board of Directors approved the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our network infrastructure businesses and our semiconductor business. We have also taken other cost reduction actions. The actions completed as a result of our global restructuring initiative are described in more detail in Note 1 to our Consolidated Financial Statements in this Annual Report under the heading “Discontinued Operations.”

Effective as of March 16, 2010, we entered into an Amendment and Limited Waiver (the “Amendment and Waiver”) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes. Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes. In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011. As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  As a result of the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated. The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5 million to $1 million and, after payment in full on October 12, 2010, of certain designated Senior Notes (the “Priority Notes”) with an aggregate principal and accrued interest amount of $58.8 million and the Senior Incremental Notes (as defined below) with an aggregate principal and accrued interest amount of $26.6 million, permitted us to retain $12.5 million of asset sale proceeds for general working capital purposes and permitted investments. As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes (the “Fee Notes”).

As permitted by the Amendment and Waiver, we issued $20.0 million and $5.0 million in additional Senior Notes (the “Senior Incremental Notes”) during the second quarter of 2010 to Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors, respectively. As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes earned interest at a rate of 15% per annum, payable in-kind unless we elected to pay cash, and were collateralized by a first lien on the same assets collateralizing our Senior Notes, on a pari passu basis. No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes. We repaid the Senior Incremental Notes in full in October 2010.

On October 8, 2010, we completed the sale of our PacketVideo Corporation subsidiary (“PacketVideo”) and used the net proceeds of such sale to redeem $94.7 million of the designated Senior Notes and the Senior Incremental Notes referred to above, and retained $12.5 million for general working capital purposes and permitted investments as permitted by the Amendment and Waiver.

In 2010, we had capital expenditure needs associated with certain build-out or substantial service requirements which apply to our licensed wireless spectrum, which generally must be satisfied as a condition of the license. The substantial service build-out deadline for our domestic WCS spectrum was July 21, 2010 under the FCC rules in existence at that time. However, the FCC adopted new rules on May 20, 2010, that became effective September 1, 2010 replacing the July 21, 2010 substantial service requirements with new requirements that must be met 42 and 72 months after the date that new WCS technical and service rules become effective. We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. While we believe we have made the capital expenditures required to complete the applicable WCS build-out requirements, we may be required to make additional capital expenditures to comply with the new rules if the FCC does not accept our substantial service showings under the rules in effect on July 20, 2010. The substantial service deadline for EBS and BRS spectrum is May 1, 2011; however, most of our EBS leases required us to complete build out activities in 2010, in advance of the FCC’s substantial service deadline, and these build out activities are complete. Failure to meet our service requirements could result in forfeiture of the applicable licenses.

Debt Maturities and Ability to Continue as a Going Concern

Our Senior Notes, having an aggregate principal amount of $124.5 million at January 1, 2011, will mature in July 2011, and our Second Lien Notes, having an aggregate principal amount of $166.8 million at January 1, 2011, will mature in November 2011. In addition, our Third Lien Notes, having an aggregate principal amount of $599.1 million at January 1, 2011, will mature in December 2011. Our current cash reserves are not sufficient to meet these payment obligations. We also anticipate that we will be unable to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current maturity dates. We are currently holding discussions with the holders of our secured notes relating to a maturity extension and related amendments to our notes agreements.  If we are unable to extend maturity beyond 2011, the holders of our Notes could proceed against the assets pledged to collateralize these obligations.  These conditions raise substantial doubt about our ability to continue as a going concern.  Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any maturity extension of our Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders.  The accompanying financial statements have been prepared assuming the company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.  This basis contemplates the recovery of the company’s assets and the satisfaction of liabilities in the normal course of business.

The following table presents our working capital deficit, and our cash and cash equivalents balances:

(in millions)	January 1, 2011	January 2 2010	Increase (Decrease)
Working capital deficit	$(733.7)	$(8.0)	$(725.7)
Cash and cash equivalents – continuing operations	$42.5	$15.1	$27.4
Cash and cash equivalents – discontinued operations	0.1	5.4	(5.3)
Total cash and cash equivalents	$42.6	$20.5	$22.1

The increase in our working capital deficit from $8.0 million at January 2, 2010, to $733.7 million at January 1, 2011, was primarily attributable to the reclassification of our Senior, Second Lien and Third Lien Notes from noncurrent to current liabilities and the reclassification of certain wireless spectrum licenses held for sale to noncurrent assets.

Uses of Cash, Cash Equivalents and Marketable Securities

The following table presents our utilization of cash, cash equivalents and marketable securities:

	Years Ended
(in millions)	January 1, 2011	January 2, 2010
Beginning cash, cash equivalents and marketable securities	$20.5	$61.5
Net operating cash used by continuing operations	(21.5)	(47.9)
Proceeds from the sale of wireless spectrum licenses	12.9	26.4
Proceeds from the sale of ARS securities	24.0	—
Proceeds from long-term obligations	25.0	13.5
Payments on long-term obligations, excluding wireless spectrum lease obligations	(119.9)	(61.4)
Cash paid for wireless spectrum license lease obligations	(4.3)	(1.1)
Purchase of property and equipment	(2.6)	—
Other, net	(0.5)	1.1
Net operating, investing and financing cash provided by discontinued operations	109.0	28.4
Ending cash, cash equivalents and marketable securities	42.6	20.5
Less: ending cash, cash equivalents and marketable securities-discontinued operations	(0.1)	(5.4)
Ending cash, cash equivalents and marketable securities-continuing operations	$42.5	$15.1

Significant Investing Activities During 2010

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

Significant Financing Activities During 2010

Effective as of March 16, 2010, we entered into the Amendment and Waiver to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes extending the maturity dates of our Senior and Second Lien Notes from July 17, 2010 to July 17, 2011 and from December 31, 2010 to November 30, 2011, respectively. The interest payable on our Senior and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%. After giving effect to the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated. The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million and, after payment in full on October 12, 2010 of the Priority Notes with an aggregate principal and accrued interest amount of $58.8 million and the Senior Incremental Notes with an aggregate principal and accrued interest amount of $26.6 million, permitted us to retain $12.5 million of asset sale proceeds for general working capital purposes and permitted investments. As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes as of March 16, 2010. The Fee Notes were paid on March 16, 2010 through the issuance of $4.3 million in Senior Notes, $3.6 million in Second Lien Notes and $13.3 million in Third Lien Notes and will accrue interest and become payable in accordance with the terms of the respective Note Agreements.

In connection with the Amendment and Waiver, we issued $20.0 million and $5.0 million in Senior Incremental Notes to Avenue and Solus, respectively. On October 12, 2010, pursuant to the Amendment and Waiver, the Senior Incremental Notes were paid in full with the proceeds from our sale of PacketVideo stock. As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes earned interest at a rate of 15% per annum, payable in-kind, and were collateralized by a first lien on the same assets collateralizing our Senior Notes, on a pari passu basis. No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes. The Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the modification date for accounting purposes. The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, and that amount was used to determine the net debt extinguishment gain of $38.0 million recognized during 2010, in other income in the accompanying consolidated statements of operations. The net gain of $38.0 million was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the Third Lien noteholders. The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense for financial reporting purposes.

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

Accounting for Debt Modifications and Extinguishments

If a debt modification is deemed to have been accomplished with debt instruments that are substantially different, the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument.  If the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument, the modification is deemed to have been accomplished with debt instruments that are substantially different. Any fees paid by the debtor to the creditor are associated with the extinguishment of the old debt instrument and are included in determining the debt extinguishment gain or loss to be recognized. Costs incurred with third parties directly related to the exchange or modification are associated with the new debt instrument and amortized over the term of the new debt instrument using the interest method in a manner similar to debt issue costs.

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

For the March 16, 2010 debt modification, we determined that present values of the original and new Senior Notes and Second Lien Notes debt instruments were not substantially different and, therefore, concluded that these modifications do not receive debt extinguishment accounting treatment.  We calculated new respective effective interest rates as of the modification date of March 16, 2010 based on the carrying amount of the original debt instruments and the revised cash flows.  The Fee Notes paid by us to the Senior and Second Lien noteholders of $4.3 million and $3.6 million, respectively, along with changes in the related embedded derivatives and the existing unamortized discounts, are amortized as an adjustment to interest expense over the remaining term of the respective modified debt instruments using the interest method.

We determined that the March 16, 2010 modification of our Third Lien Notes was accomplished with debt instruments that were substantially different and, therefore, concluded that debt extinguishment accounting treatment should be applied. The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, which represents the estimated incremental borrowing rate of our Third Lien Notes that was determined with the assistance of a third party valuation group, and that amount was used to determine a net debt extinguishment gain of $38.0 million that was recognized during 2010 in other income in the accompanying consolidated statements of operations. The net gain of $38.0 million was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in Fee Notes issued to the Third Lien noteholders.  The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense.  The estimated fair value and related gain on extinguishment is sensitive to fluctuations in our incremental borrowing rate.  For instance, a 5% decrease in the estimated incremental borrowing rate of our Third Lien Notes would have reduced the gain on extinguishment of debt and reduced our future interest expense by $25.8 million.

Wireless Spectrum Licenses

We capitalize as intangible assets wireless spectrum licenses that we acquire from third parties or through government auctions. For wireless spectrum licenses purchased directly from third parties or through spectrum auctions, the cost basis of the wireless spectrum asset includes the purchase price paid for the license at the time of acquisition plus legal costs incurred to acquire the license. For wireless spectrum licenses acquired through a business combination or through the acquisition of a business where the assets of the business are comprised almost entirely of wireless spectrum, the cost basis of the wireless spectrum asset is determined through an allocation of the total purchase price to the tangible and identifiable intangible assets and liabilities of the acquired business or asset(s) and includes any deferred tax liabilities determined in accordance with accounting provisions for acquired temporary differences in certain purchase transactions that are not accounted for as business combinations. For leased wireless spectrum rights, the asset and related liability are recorded at the net present value of future cash outflows using our incremental borrowing rate at the time of acquisition.  For individual wireless spectrum licenses acquired as group in a single transaction we allocate cost to the individual licenses based on their relative value.

We have determined that certain of our wireless spectrum licenses meet the definition of indefinite-lived intangible assets because the licenses are either perpetual or may be renewed periodically for a nominal fee, provided that we continue to meet the service and geographic coverage provisions. We have also determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these wireless spectrum licenses. As of January 1, 2011, indefinite-lived wireless spectrum licenses that are not held for sale and that are not subject to amortization totaled $376.5 million.

 Wireless spectrum licenses for which we have acquired lease rights from third parties are considered to have finite lives. The wireless license asset is then amortized over the contractual life of the lease. We amortize these assets on a straight-line basis over the initial license period. Amortization expense on wireless spectrum licenses is charged to general and administrative expense. As of January 1, 2011, amortized wireless spectrum licenses, net of accumulated amortization, that are not held for sale totaled $61.3 million.

During 2010, our wireless spectrum licenses, net, decreased by $27.7 million, which was primarily due to the sale of AWS, WCS and BRS/EBS spectrum licenses in the United States and European and Chilean wireless spectrum licenses with a cost basis of $9.4 million, impairments of our European and Chilean wireless spectrum licenses totaling $12.7 million and amortization expense of $7.7 million, offset by the effect of fluctuations in exchange rates of $2.1 million.

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

At October 3, 2010, the first day of our fiscal fourth quarter, we did not have any goodwill.

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

We determined the fair value of our wireless spectrum licenses utilizing both a market approach and an income approach. Under the market approach, we determined fair value through an analysis of sales and offerings of comparable assets, including the sales of our AWS licenses during 2010 and FCC auctions of similar wireless spectrum. Sales and offering prices for the comparable assets are adjusted to reflect differences between our wireless spectrum licenses and the comparable assets, such as location, time and terms of sale, use and utility, trends in technology and consumer demand, and regulatory issues, that may potentially affect the value of our wireless spectrum.

We calculate the fair value of spectrum using a discounted cash flow model (the Greenfield Approach), which approximates value by assuming a starting company owning only the spectrum licenses makes investments required to build an operation comparable to the one in which the licenses are presently utilized. We utilized a 10 year discrete period to isolate cash flows attributable to the licenses including modeling the hypothetical build out of a nationwide network. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates, operating expenditures, capital expenditures and timing of build out, market share achieved, terminal value growth rate, tax rates and discount rate. The assumptions which underlie the development of the network, subscriber base and other critical inputs of the discounted cash flow model were based on a combination of average marketplace participant data and our historical results and business plans. The discount rate used in the model represents a weighted average cost of capital taking into account the cost of debt and equity financing weighted by the percentage of debt and equity in a target capital structure and the perceived risk associated with an intangible asset such as our spectrum licenses. The terminal value growth rate represents our estimate of the marketplace's long term growth rate. If we increase the discount rate 100 basis points and decrease the terminal growth rate 300 basis points, the fair values of the licenses, while less than currently projected, would still be higher than their current book values. However, if there is a substantial adverse decline in the operating profitability of the wireless service industry, we could have material impairment charges in future years which could adversely affect our results of operations and financial condition.

Of our indefinite-lived wireless spectrum licenses at January 1, 2011, $330.1 million represents the carrying value of domestic WCS spectrum licenses. Since 1997, the FCC has considered a proposal to permanently authorize terrestrial repeaters for Satellite Digital Audio Radio Services (“SDARS”) operations adjacent to the C and D blocks of the WCS band. The FCC has permitted a large number of these SDARS terrestrial repeaters to operate on a special temporary authorization since 2001. Permanently authorizing SDARS repeaters adjacent to the WCS band could cause interference to WCS, BRS and EBS receivers. The extent of the interference from SDARS repeaters is unclear and will depend on the effectiveness of the new rules adopted by the FCC on May 20, 2010 (as further described below) and the operation of SDARS equipment under the new rules. Because WCS C and D block licenses are adjacent to the SDARS spectrum, the potential for interference to this spectrum is of greatest concern. There is a lesser magnitude concern regarding interference from SDARS to WCS A and B block licenses, and BRS and EBS licenses. The FCC adopted new technical rules on May 20, 2010 to govern WCS and SDARS operations.  These rules became effective on September 1, 2010.  Operation of both WCS and SDARS equipment under the new rules could result in interference to our WCS, BRS or EBS spectrum, which could impair our ability to realize value from this spectrum.

Through our continued efforts to sell our wireless spectrum licenses in Europe and Argentina during 2010, we determined that the carrying value of certain of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build out obligations in Europe and Argentina during this time period. Accordingly, during 2010, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Argentina to their estimated fair value, net of selling costs, and recognized asset impairment charges of $12.1 million, all of which is reported in discontinued operations. Upon the sale and deconsolidation during 2010, of our Slovakia based subsidiary, WT SRO, we reclassified $1.2 million of the asset impairment charge on our wireless spectrum licenses in Slovakia that was recognized during the first quarter of 2010 against the net losses on business divestitures. The impairment of our wireless spectrum license in Argentina resulted in an income tax benefit of $4.5 million during 2010 from the effect of the reduction of deferred tax liabilities associated with the impaired wireless spectrum license. Upon the bankruptcy filing of our discontinued WiMAX Telecom subsidiary in Switzerland in the fourth quarter of 2010, we reclassified $0.6 million of spectrum impairment charges recognized through the third quarter of 2010 to the loss from business divestitures reported in discontinued operations.

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

In connection with our ongoing discussions to sell our Nevada office building that we are actively marketing for sale through a national brokerage firm, we determined that indicators of impairment were present, and, accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of our building was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.  During 2010, we recognized an asset impairment charge of $1.5 million, all of which is reported as asset impairment charges in discontinued operations.

Valuation of Share-Based Awards

We account for the grant of employee share-based option awards under share-based payments accounting provisions, whereby we estimate the fair value of our share-based stock awards on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of certain input variables, as follows:

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

We measure the fair value of restricted stock awards using the number of restricted shares issued multiplied by the closing share price of NextWave Common Stock on the grant date.  Compensation cost is recognized over the requisite service period of the individual grants, which generally equals the vesting period.  Where there is no definable service period, but rather a defined event upon which vesting of the award is dependent, we do not accrue for compensation cost until the defined event occurs or other related activities occur that are necessary in order to execute the defined event.

Wireless Spectrum Held for Sale

We anticipate that certain of our remaining wireless spectrum licenses will be sold within the next twelve months. Accordingly, at January 1, 2011, we classified these wireless spectrum holdings with a carrying value of $6.5 million as assets held for sale, and, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing these assets. Any net proceeds from these sales will be used to redeem a portion of the Senior Notes.

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

Wireless Spectrum Licenses. Through our continued efforts to sell our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Europe and Latin America, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses. We estimated the fair value of these wireless spectrum licenses based on advanced negotiations and submitted bids from third parties for the purchase of the licenses (Level 2 Inputs). Accordingly, during 2010, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Argentina to their estimated fair value and recognized asset impairment charges of $13.8 million, of which $1.7 million was reclassified to the loss on business divestitures reported in discontinued operations.

Property and Equipment, Net. In connection with our ongoing discussions to sell our Nevada office building, we determined that indicators of impairment were present, and, accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of our building was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.  During 2010, we recognized an asset impairment charge of $1.5 million, all of which is reported as asset impairment charges in discontinued operations.

Embedded Derivatives. The automatic extension of the maturity date of our Senior Notes from July 17, 2011 to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes, and our obligation to redeem the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control constitute embedded derivatives under derivatives and hedging accounting guidance. Accordingly, we have bifurcated the estimated fair value of each embedded derivative from the carrying values of the Senior Notes, Second Lien Notes and Third Lien Notes and recognized subsequent changes in the fair value of the embedded derivatives in the statement of operations. We measured the estimated fair value of the Senior Notes, Second Lien Notes and Third Lien Notes embedded derivatives using probability-weighted discounted cash flow models (Level 3 inputs). The discounted cash flow models utilize management assumptions of the probability of occurrence of an additional extension of the maturity date of our Senior Notes and an early redemption of the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control.  These assumptions are subjective and are based on management’s estimate of future events based on current facts and circumstances.  A hypothetical five percent decrease in management assumptions would not have a material impact on the value of the embedded derivatives.

At January 1, 2011, the estimated fair values of $1.3 million in current liabilities were measured using Level 3 inputs.  The reduction in the fair value of our embedded derivative liabilities from $19.5 million at January 2, 2010 to $1.3 million at January 1, 2011, resulted primarily from the March 2010 Amendment and Waiver which eliminated the redemption premiums payable upon an asset sale or change in control and resulted in a $9.6 million credit to other income (expense) during the year ended January 1, 2011. The reduction in the fair values of the embedded derivatives associated with our Third Lien notes accounted for an additional reduction in our embedded derivative liabilities of $9.1 million and resulted primarily from a lower probability at January 1, 2011, of redemption prior to the maturity date.  At January 2, 2010, our auction rate securities and our auction rate securities rights were measured using Level 3 inputs.  The reduction in the estimated fair values of these restricted marketable securities and other noncurrent assets from $25.3 million at January 2, 2010 to zero at January 1, 2011, resulted from our exercise of the auction rate securities rights and sale of our auction rate securities during the year ended January 1, 2011.

Long-Term Obligations. At January 1, 2011 we determined the fair value of our Senior Notes, Second Lien Notes and leased wireless spectrum licenses using discounted cash flow models with discount rates that represent our respective estimated incremental borrowing rates as of that date for that type of instrument.  At January 1, 2011, our Third Lien Notes were measured using their fair value for accounting purposes upon reissuance in March 2010.

Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint.  On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint.  On April 30, 2010, NextWave filed a Motion to Dismiss the Second Amended Complaint and the Motion now has been fully briefed and is under submission to the court. At this time, there can be no assurance as to the ultimate outcome of this litigation. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of January 1, 2011, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

Income Taxes

We apply a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We also determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. We did not have any unrecognized tax benefits or related accrued interest or penalties as of January 1, 2011.

We recognize a deferred tax asset or liability whenever there are future tax effects from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  When considered necessary, we record a valuation allowance to reduce the carrying amount of deferred tax assets if it is more likely than not all or a portion of the asset will not be realized.

Contractual Obligations

The following table summarizes our cash contractual obligations for continuing and discontinued operations at January 1, 2011, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Fiscal Year Period
(in thousands)	Total	2011	Years 2012-2013	Years 2014-2015	Years 2016 and Thereafter
Continuing Operations:
Long-term obligations:
Notes payable(1)(2)	$890,445	$890,445	$—	$—	$—
Wireless spectrum leases	38,087	4,090	8,375	7,998	17,624
Other	1,855	1,855	—	—	—
Operating leases	464	280	184	—	—
	930,851	896,670	8,559	7,998	17,624
Discontinued Operations:
Services agreement	8,153	—	—	—	8,153
Operating leases	172	36	64	64	8
	8,325	36	64	64	8,161
Total	$939,176	$896,706	$8,623	$8,062	$25,785
_____________________________________
(1)
Amounts presented do not include the future issuance of additional Senior Notes, Second Lien Notes and Third Lien Notes in payment of interest. While we are required to redeem the Senior Notes, Second Lien Notes and Third Lien Notes using the net proceeds from any asset sales, including sales of our wireless spectrum licenses, we have assumed that the remaining principal balances of the Senior Notes, Second Lien Notes and Third Lien Notes will not be repaid until their respective maturity dates.

(2)
The March 16, 2010 Amendment and Waiver of our Senior Note, Second Lien Note and Third Lien Note agreements provided for an extension of the maturity date of our Senior Notes from July 17, 2011 to October 17, 2011 if certain conditions are met and provided that all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest.

Item 8. Financial Statements and Exhibits

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
NextWave Wireless Inc.

We have audited the accompanying consolidated balance sheets of NextWave Wireless Inc. as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two fiscal years in the period ended January 1, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NextWave Wireless Inc. at January 1, 2011 and January 2, 2010, and the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles.

As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficiency, primarily comprised of the current portion of long term obligations of $784.6 million at January 1, 2011 that is associated with the maturity of its debt. The Company currently does not have the ability to repay this debt at maturity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1.  The January 1, 2011 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

San Diego, California
March 16, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
NEXTWAVE WIRELESS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	January 1, 2011	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$42,528	$15,056
Restricted cash and marketable securities	20	24,088
Wireless spectrum licenses held for sale	6,535	62,868
Unamortized debt issuance costs	3,262	74
Prepaid expenses and other current assets	1,092	2,472
Current assets of discontinued operations	3,632	23,678
Total current assets	57,069	128,236
Wireless spectrum licenses, net	437,781	409,156
Property and equipment, net	2,188	213
Other assets, including assets measured at fair value of $1,227 at January 2, 2010	115	6,959
Other noncurrent assets of discontinued operations	—	58,226
Total assets	$497,153	$602,790
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$947	$1,229
Accrued expenses	3,427	8,196
Current portion of long-term obligations	784,649	86,154
Other current liabilities	1,272	10,283
Current liabilities of discontinued operations	515	30,371
Total current liabilities	790,810	136,233
Deferred income tax liabilities	84,688	88,958
Long-term obligations, net of current portion	19,821	641,950
Other liabilities	—	9,577
Long-term liabilities and deferred credits of discontinued operations	—	1,729
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.007 par value; 57,143 shares authorized; 23,729 and 22,434 shares issued and outstanding at January 1, 2011 and January 2, 2010, respectively	166	157
Additional paid-in-capital	887,676	884,321
Accumulated other comprehensive income	21,116	14,437
Accumulated deficit	(1,307,124)	(1,190,520)
Stockholders’ deficit attributed to NextWave	(398,166)	(291,605)
Noncontrolling interest in subsidiary	—	15,948
Total stockholders’ deficit	(398,166)	(275,657)
Total liabilities and stockholders’ deficit	$497,153	$602,790

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended
	January 1, 2011	January 2, 2010
Operating expenses:
General and administrative	$28,670	$33,185
Sales and marketing	—	207
Asset impairment charges	98	9,550
Restructuring charges (credits)	(581)	3,788
Total operating expenses	28,187	46,730
Net gains on sales of wireless spectrum licenses	5,536	2,664
Loss from operations	(22,651)	(44,066)
Other income (expense):
Interest income	573	458
Interest expense	(211,880)	(164,149)
Gain on extinguishment of debt	37,988	—
Other income (expense), net	13,827	(8,211)
Total other income (expense), net	(159,492)	(171,902)
Loss from continuing operations before income taxes	(182,143)	(215,968)
Income tax benefit	26,737	1,093
Net loss from continuing operations	(155,406)	(214,875)
Income (loss) from discontinued operations before income taxes, net of gains (losses) on divestiture of discontinued operations of $78,360, and $(22,643), respectively	52,832	(74,588)
Income tax provision	(17,824)	(822)
Net income (loss) from discontinued operations	35,008	(75,410)
Net loss attributed to noncontrolling interest in subsidiary	3,794	104
Net income (loss) from discontinued operations attributed to NextWave	38,802	(75,306)
Net loss attributed to NextWave	$(116,604)	$(290,181)
Other comprehensive loss:
Net loss	$(120,398)	$(290,285)
Foreign currency translation adjustment	6,339	9,384
Total other comprehensive loss	(114,059)	(280,901)
Less: other comprehensive income (loss) attributable to noncontrolling interest in subsidiary	(4,134)	98
Other comprehensive loss attributed to NextWave	$(109,925)	$(280,999)
Amounts attributed to NextWave common shares:
Loss from continuing operations, net of tax	$(155,406)	$(214,875)
Income (loss) from discontinued operations, net of tax	38,802	(75,306)
Net loss attributed to NextWave common shares	$(116,604)	$(290,181)
Net income (loss) per share attributed to NextWave common shares – basic and diluted:
Continuing operations	$(6.41)	$(9.54)
Discontinued operations	1.60	(3.34)
Net loss	$(4.81)	$(12.88)
Weighted average shares used in per share calculation	24,267	22,535

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands)

	Attributed to NextWave Stockholders
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Deficit	Noncontrolling Interest in Subsidiary	Total Stockholders’ Deficit
Balance December 27, 2008	14,727	$103	$838,865	$5,255	$(900,339)	$(56,116)	$—	$(56,116)
Sale of noncontrolling interest in our PacketVideo Subsidiary	—	—	30,954	—	—	30,954	15,072	46,026
Shares issued under stock incentive plans	177	1	425	—	—	426	—	426
Shares issued for warrants exercised	6,649	47	(47)	—	—	—	—	—
Share-based compensation	—	—	5,136	—	—	5,136	778	5,914
Shares issued for achievement of IPWireless revenue milestones in 2007	524	4	1,611	—	—	1,615	—	1,615
Shares issued for arbitration settlement	357	2	2,198	—	—	2,200	—	2,200
Fair value of warrants issued in connection with the issuance of Second Line Notes	—	—	5,179	—	—	5,179	—	5,179
Foreign currency translation adjustment transferred to earnings upon divestiture of foreign entity	—	—	—	(746)	—	(746)	—	(746)
Foreign currency translation adjustment	—	—	—	9,928	—	9,928	202	10,130
Net loss	—	—	—	—	(290,181)	(290,181)	(104)	(290,285)
Balance January 2, 2010	22,434	157	884,321	14,437	(1,190,520)	(291,605)	15,948	(275,657)
Shares issued under stock incentive plans	1,295	9	132	—	—	141	—	141
Share-based compensation	—	—	3,223	—	—	3,223	1,139	4,362
Sale of remaining interest in PacketVideo	—	—	—	—	—	—	(12,953)	(12,953)
Foreign currency translation adjustment transferred to earnings upon divestiture of foreign entity	—	—	—	4,605	—	4,605	—	4,605
Foreign currency translation adjustment	—	—	—	2,074	—	2,074	(340)	1,734
Net loss	—	—	—	—	(116,604)	(116,604)	(3,794)	(120,398)
Balance January 1, 2011	23,729	$166	$887,676	$21,116	$(1,307,124)	$(398,166)	$—	$(398,166)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	January 1, 2011	January 2, 2010
OPERATING ACTIVITIES
Net loss	$(120,398)	$(290,285)
Income (loss) from discontinued operations, net of tax	35,008	(75,410)
Loss from continuing operations	(155,406)	(214,875)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Amortization of intangible assets	7,716	7,675
Depreciation	534	514
Non-cash share-based compensation	1,078	1,779
Non-cash interest expense	211,590	153,762
Gain on extinguishment of debt	(37,988)	—
Gain on sales of wireless spectrum licenses	(5,536)	(2,664)
Asset impairment charges	98	9,550
(Gains) losses from changes in estimated fair values of embedded derivatives	(12,537)	7,359
Other non-cash adjustments	1,222	(378)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(107)	(1,197)
Other assets	(11)	1,423
Accounts payable and accrued liabilities	(5,280)	(5,514)
Noncurrent deferred income tax liabilities	(26,763)	(1,154)
Other liabilities and deferred credits	(73)	(4,131)
Net cash used in operating activities of continuing operations	(21,463)	(47,851)
INVESTING ACTIVITIES
Proceeds from the sale of ARS securities	24,023	—
Proceeds from the sale of wireless spectrum licenses	12,880	26,423
Purchase of property and equipment	(2,625)	—
Net cash provided by investing activities of continuing operations	34,278	26,423
FINANCING ACTIVITIES
Proceeds from long-term obligations	25,000	13,496
Payments on long-term obligations	(124,138)	(62,455)
Proceeds from the sale of common shares	141	426
Net cash used in financing activities of continuing operations	(98,997)	(48,533)
Cash provided (used) by discontinued operations:
Net cash used in operating activities of discontinued operations	(1,694)	(18,543)
Net cash provided by investing activities of discontinued operations	110,666	46,999
Net cash used in financing activities of discontinued operations	—	(88)
Net cash provided by discontinued operations	108,972	28,368
Effect of foreign currency exchange rate changes on cash	(704)	588
Net increase (decrease) in cash and cash equivalents	22,086	(41,005)
Cash and cash equivalents, beginning of period	20,512	61,517
Cash and cash equivalents, end of period	42,598	20,512
Less cash and cash equivalents of discontinued operations, end of period	(70)	(5,456)
Cash and cash equivalents of continuing operations, end of period	$42,528	$15,056
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2,454	$14,999
Cash paid for taxes	48	183
Noncash investing and financing activities:
Senior, Second and Third Lien Notes issued to noteholders in exchange for debt modification fees	21,249	—
Fair value of warrants issued in connection with Second Lien Notes	—	5,179
Common shares issued or arbitration settlement	—	2,200
Common shares issued for achievement of IPWireless 2007 revenue milestones	—	1,615

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

NextWave Wireless Inc. (together with its subsidiaries, “NextWave”, “we”, “our” or “us”) is a holding company for a significant wireless spectrum portfolio. As a result of our global restructuring initiative initiated in 2008, our continuing operations are focused on the management of our wireless spectrum interests.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We generated net losses attributable to NextWave of $116.6 million and $290.2 million for the years ended January 1, 2011 and January 2, 2010, respectively, and have an accumulated deficit of $1.3 billion at January 1, 2011. Our net loss from continuing operations of $155.4 million for the year ended January 1, 2011 includes a $38.0 million noncash gain on extinguishment of debt resulting from the debt modification of our Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”) in March 2010, as described below, which was treated as an extinguishment of debt for accounting purposes.  Without this gain, we would have reported a loss from continuing operations of $193.4 million for the year ended January 1, 2011.  We used cash from operating activities of our continuing operations of $21.5 million and $47.9 million during the years ended January 1, 2011 and January 2, 2010, respectively. Our total unrestricted cash and cash equivalents included in current assets of continuing operations at January 1, 2011 totaled $42.5 million. We had a net working capital deficit of $733.7 million at January 1, 2011.

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

Effective as of March 16, 2010, we entered into an Amendment and Limited Waiver (the “Amendment and Waiver”) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes.  Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes.  In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011.  As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  As a result of the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated.  The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million and, after payment in full on October 12, 2010 of certain designated Senior Notes with an aggregate principal and accrued interest amount of $58.8 million and the Senior Incremental Notes (as defined below) with an aggregate principal and accrued amount of $26.6 million, permitted us to retain up to $12.5 million for general working capital purposes and permitted investments (see Note 8). As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes.

As permitted by the Amendment and Waiver, in order to fund our working capital needs and permitted investments pending completion of asset sales, we issued $20.0 million and $5.0 million in additional Senior Notes (the “Senior Incremental Notes”) to Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto (“Avenue”), and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors (“Solus”), respectively.  On October 12, 2010, pursuant to the Amendment and Waiver, the Senior Incremental Notes were paid in full with the proceeds from our sale of our PacketVideo Corporation subsidiary (“PacketVideo”) (see Note 6). As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes earned interest at a rate of 15% per annum, payable in-kind, and were collateralized by a first lien on the same assets collateralizing our Senior Notes, on a pari passu basis.  No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes.  The Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the amendment date for accounting purposes.  The new issue of Third Lien Notes was recorded at fair value and that amount was used to determine the net debt extinguishment gain of $38.0 million recognized during the year ended January 1, 2011, in other income in the accompanying consolidated statements of operations (see Note 8). The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense for financial reporting purposes.

On October 8, 2010, we completed the sale of PacketVideo and used the net proceeds of such sale to pay the designated Senior Notes and the Senior Incremental Notes referred to above, and retained $12.5 million for general working capital purposes and permitted investments as permitted by the Amendment and Waiver (see Note 8).

In 2010, we have capital expenditure needs associated with certain build-out or substantial service requirements which apply to our licensed wireless spectrum, which generally must be satisfied as a condition of the license. The substantial service build-out deadline for our domestic Wireless Communication Services (“WCS”) spectrum was July 21, 2010 under the Federal Communication Commission (“FCC”) rules in existence at that time.  However, the FCC adopted new rules on May 20, 2010, that became effective September 1, 2010 replacing the July 21, 2010 substantial service requirements with new requirements that must be met 42 and 72 months after the date that new WCS technical and service rules become effective.  We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect.  While we believe we have made the capital expenditures required to complete the applicable WCS build-out requirements, we may be required to make additional capital expenditures to comply with the new rules if the FCC does not accept our substantial service showings under the rules in effect on July 20, 2010.  The substantial service deadline for Educational Broadband Service and Broadband Radio Service (“EBS/BRS”) spectrum is May 1, 2011; however, most of our EBS leases required us to complete build out activities in 2010, in advance of the FCC’s substantial service deadline. At this time we do not plan to construct or to partner with a third party to construct a commercial EBS system using the spectrum to meet the FCC substantial service requirement.  Instead, we have arranged with our EBS licensees to either (a) have the EBS licensee continue to use the spectrum to provide educational services in the cases where the EBS licensee is currently providing such service or (b) provide educational services on a network that will be installed by us, at our cost, either of which option is intended to deliver educational services over the spectrum in compliance with the FCC’s educational safe harbor to meet the substantial service showing by the deadline.  Our reliance on the EBS licensees to provide the educational service may subject us to risk of non-renewal in the event the EBS licensee fails to provide the service.  In addition, if we are unable to complete the construction of the system so that the EBS licensee can provide the service by the substantial service deadline, the affected license(s) would be subject to non-renewal for failure to make the substantial service showing to the FCC by the deadline.  With respect to our domestic BRS spectrum, we are engaged in constructing a commercial system using the spectrum to meet the FCC substantial service requirement.  If we are unable to complete the construction of the system so that we can provide the service by the substantial service deadline, the affected license(s) would be subject to non-renewal for failure to make the substantial service showing to the FCC by the deadline.

Debt Maturities and Ability to Continue as a Going Concern

Our Senior Notes, having an aggregate principal amount of $124.5 million at January 1, 2011, will mature in July 2011, and our Second Lien Notes, having an aggregate principal amount of $166.8 million at January 1, 2011, will mature in November 2011. In addition, our Third Lien Notes, having an aggregate principal amount of $599.1 million at January 1, 2011, will mature in December 2011. Our current cash reserves are not sufficient to meet these payment obligations. We also anticipate that we will be unable to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current maturity dates. We are currently holding discussions with the holders of our secured notes relating to a maturity extension and related amendments to our notes agreements.  If we are unable to extend maturity beyond 2011, the holders of our Notes could proceed against the assets pledged to collateralize these obligations.  These conditions raise substantial doubt about our ability to continue as a going concern.  Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any maturity extension of our Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders.  The accompanying financial statements have been prepared assuming the company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.  This basis contemplates the recovery of the company’s assets and the satisfaction of liabilities in the normal course of business.

Reverse Stock Split

Effective June 21, 2010 we amended our Amended and Restated Certificate of Incorporation to effect a 1-for-7 reverse stock split.  The primary purpose of the reverse stock split was to raise the per share trading price of our common stock to seek to maintain the listing of our common stock on The NASDAQ Stock Market.  At the effective time of the reverse stock split, every seven shares of our pre-split common stock, with a par value of $0.001 per share, were automatically converted into one share of post-split common stock, with a par value of $0.007 share.  The number of authorized shares of our common stock was reduced accordingly by a ratio of 1-for-7 from 400 million to 57.1 million shares.  Outstanding stock incentive awards and shares available for future grants were also adjusted to give effect to the reverse split.  In settlement of fractional shares resulting from the reverse split, we made a cash payment based on the average closing sales price of our common stock for the ten trading days immediately preceding the effective time.

Delisting of Our Common Stock

In July 2010, the NASDAQ Listing Qualifications Panel (the “Panel”) notified us that our stock had not met NASDAQ’s Marketplace Rule 5450(a)(1) (the “Rule”) because the closing bid price for our common stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing and that our common stock would be delisted from the NASDAQ in July 2010.  Pink OTC Markets Inc. informed us that our stock was eligible to begin trading immediately on the OTCQB and in July 2010 our stock began trading on that market under the symbol WAVE.

Restructuring Initiative, Discontinued Operations and Segment Reporting

In 2008, we announced the commencement of our global restructuring initiative and, in addition to the Amendment and Waiver to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes discussed above, initiated significant financing and restructuring activities, which are described below:

•	During 2008 and 2009, we terminated employees worldwide and vacated leased facilities.

•	In October 2010 and June 2009, we sold 65% and 35%, respectively, of our stock ownership interest in PacketVideo to NTT DOCOMO, INC. (“DOCOMO”).

•
In December 2010, Callix Consulting AG, our discontinued WiMAX Telecom subsidiary in Switzerland, filed for bankruptcy, at which time a bankruptcy trustee was appointed to oversee the liquidation of Callix Consulting. As a result of the bankruptcy filing, NextWave no longer controls Callix Consulting and will not receive any proceeds from its assets.

•
In June 2010, we sold the capital stock of our WiMAX Telecom Slovakia s.r.o (“WT SRO”) subsidiary and entered into an additional consideration agreement with flyhigh Partners s. r. o. (“flyhigh”) that provides for payment to us upon the occurrence of specified trigger events (see Note 2).

•	In June 2010, we sold the capital stock of our two Chilean subsidiaries, Southam Chile SA and Socidad Televisora CBC Ltd.

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

•
In the fourth quarter of 2009, the Board of Directors of WiMAX Telecom GmbH, the holding company for our discontinued WiMAX Telecom business in Austria and Croatia, filed an insolvency proceeding in Austria in accordance with local law to permit the orderly wind-down of such entity. The court in Austria has entered an order appointing an administrator to manage the insolvency of WiMAX Telecom GmbH. As a result of the appointment of the administrator, NextWave no longer controls WiMAX Telecom GmbH and its subsidiaries and will not receive any proceeds from the assets of the WiMAX Telecom GmbH entities.

•	We sold a controlling interest in our IPWireless subsidiary in December 2008 and sold the remaining noncontrolling interest in November 2009.

•	During 2009, we shut down our semiconductor business, terminated employees and sold certain of our owned semiconductor business patents and patent applications to a third party.

•
In July 2009, we issued additional Second Lien Notes in the aggregate principal amount of $15.0 million, providing us with net proceeds of $13.5 million after original issue discount and payment of transaction related expenses.

•
In October 2008, we issued Second Lien Notes in the aggregate principal amount of $105.0 million and Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”) in an aggregate principal amount of $478.3 million in exchange for all of the outstanding shares of our Series A Preferred Stock. We received net proceeds of $87.5 million from the issuance of the Second Lien Notes and did not receive any cash proceeds from the issuance of the Third Lien Notes.

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

The carrying amounts of the assets and liabilities of our discontinued operations are as follows:

(in thousands)	January 1, 2011	January 2, 2010
Cash and cash equivalents	$70	$5,456
Restricted cash	—	804
Accounts receivable, net of allowance for doubtful accounts of $36 and $205	2	5,563
Deferred contract costs	—	1,632
Property and equipment held for sale	3,500	5,000
Inventory, prepaid expenses and other assets	30	2,224
Property and equipment, net	30	2,999
Current assets of discontinued operations	3,632	23,678
Property and equipment, net	—	3,516
Goodwill	—	38,899
Other intangible assets, net	—	14,604
Other assets	—	1,207
Other noncurrent assets of discontinued operations	—	58,226
Wireless spectrum licenses included in wireless spectrum licenses held for sale	—	14,934
Total assets of discontinued operations	$3,632	$96,838
Accounts payable	$338	$2,630
Accrued expenses	15	5,999
Deferred revenue	—	5,186
Deferred revenue – related party	—	6,797
Long-term obligations	—	4,205
Deferred income tax liabilities	—	4,529
Other liabilities	162	1,025
Current liabilities of discontinued operations	515	30,371
Deferred income tax liabilities	—	743
Other liabilities	—	986
Noncurrent liabilities of discontinued operations	—	1,729
Total liabilities of discontinued operations	$515	$32,100

The results of operations of our discontinued operations are as follows:

	Years Ended
(in thousands)	January 1, 2011	January 2, 2010
Revenues	$28,337	$56,380
Revenues – related party	11,399	9,537
Total revenues	39,736	65,917
Operating expenses:
Cost of revenues	17,163	27,546
Cost of revenues – related party	729	468
Engineering, research and development	13,787	24,144
Sales and marketing	6,787	9,784
General and administrative	11,939	18,320
Asset impairment charges	13,562	31,595
Restructuring charges	892	5,210
Total operating expenses	64,859	117,067
Gain on sale of remaining PacketVideo ownership interest	84,142	—
Net losses on all other business divestitures	(5,782)	(22,643)
Income (loss) from operations	53,237	(73,793)
Other income (expense), net	(405)	(795)
Income (loss) before income taxes	52,832	(74,588)
Income tax provision	(17,824)	(822)
Net income (loss) from discontinued operations	35,008	(75,410)
Net loss attributed to noncontrolling interest in subsidiary	3,794	104
Net income (loss) from discontinued operations attributed to NextWave	$38,802	$(75,306)

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned subsidiaries as of January 1, 2011 and our wholly-owned and partially-owned subsidiaries as of January 2, 2010 and for each of the two fiscal years in the period ended January 1, 2011. Noncontrolling interest represents the noncontrolling shareholder’s proportionate share of the net equity in our consolidated subsidiary, PacketVideo. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, share-based awards, wireless spectrum licenses, intangible assets and other long-lived assets. Actual results could differ from those estimates.

Revenues, Cost of Revenues and Deferred Contract Costs

Our discontinued operations derived revenues from the following sources:

•	contracts to provide multimedia software products for mobile and home electronic devices and related royalties through our PacketVideo subsidiary which was sold in October 2010; and

•	customer subscriptions for our WiMAX Telecom subsidiaries in Switzerland and Slovakia which were sold during 2010.

For software arrangements, or in cases where the software was considered more than incidental and was essential to the functionality of the hardware or the infrastructure products, revenue was recognized pursuant to software revenue recognition and construction-type and production-type contracts accounting guidance.

For post launch hosting arrangements, revenue was recognized on a pro rata basis based on the term of the contract.

Our revenue arrangements included multiple deliverables, software or technology license, non-recurring engineering services and post-contract customer support. For these arrangements, we considered the revenue recognition - multiple-element arrangements accounting guidance. Accordingly, we evaluated each deliverable in the arrangement to determine whether it represented a separate unit of accounting. If objective and reliable evidence of fair value existed (“vendor specific objective evidence”) for all units of accounting in the arrangement, revenue was allocated to each unit of accounting or element based on those relative fair values. If vendor specific objective evidence of fair value existed for all undelivered elements, but not for delivered elements, the residual method was used to allocate the arrangement consideration. If elements could not be treated as separate units of accounting because vendor specific objective evidence of the undelivered elements did not exist, they were combined into a single unit of accounting and the associated revenue was deferred until all combined elements were delivered or until there was only one remaining element to be delivered. We were unable to establish vendor specific objective evidence for any of the elements included in our revenue arrangements, as the software and hardware products or services were not sold separately, nor was a standard price list established. As a result, once the software or technology was delivered and the only undelivered element was services, the entire non-contingent contract value was recognized ratably over the remaining service period. Costs directly attributable to providing these services were also deferred and amortized over the remaining service period of the respective revenues.

Services sold separately were generally billed on a time and materials basis at agreed-upon billing rates, and revenue was recognized as the services were performed.

We earned royalty revenues on licensed embedded multimedia products sold by our licensees. Generally, royalties were paid by licensees on a contingent, per unit, or fixed fee usage basis. The licensees generally reported and paid the royalty in the quarter subsequent to the period of delivery or usage. We recognized royalty revenues based on royalties reported by licensees. When royalty arrangements also provided for ongoing post-contract customer support that did not meet the criteria to be recognized upon delivery of the software, the royalty was recognized ratably from the date the royalty report was received through the stated remaining term of the post-contract customer support. In limited situations, we had determined that post-contract customer support revenue could be recognized upon delivery of the software because the obligation to provide post-contract customer support was for one year or less, the estimated cost of providing the post-contract customer support during the arrangement was insignificant and unspecified upgrades or enhancements offered for the particular post-contract customer support arrangement historically were expected to continue to be minimal and infrequently provided. In these instances, we accrued all of the estimated costs of providing the services upfront, which were insignificant.

Non-refundable advanced payments received from licensees that were allocable to future contracts periods or could be creditable against other obligations of the licensee to us, the recognition of the related revenue was deferred until such future periods or until such creditable obligations lapse.

In instances where we noted extended payment terms, revenue was recognized in the period that the payment became due. If an arrangement included specified upgrade rights, revenue was deferred until the specified upgrade was delivered.

We did not generally allow for product returns and we did not have a history of significant product returns. Accordingly, no allowance for returns was provided.

The timing and amount of revenue recognition depended upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determinations of the appropriate amount of revenue recognized involved judgments and estimates that our management believed were reasonable.

Shipping Revenues and Costs

Product shipping costs incurred by our discontinued operations and billed to our customers are included in revenues and the related costs of shipping products to our customers were expensed as incurred and are included in cost of revenues of our discontinued operations.

Engineering, Research and Development

Engineering, research and development costs incurred by our discontinued operations were expensed as incurred, except for burdened direct costs associated with deferred revenue from contract engineering services performed by us which were deferred and amortized over the remaining service period of the respective revenues.

Costs incurred internally by our discontinued operations in researching and developing a software product were charged to expense until technological feasibility was established for the product. Once technological feasibility was established, all software costs were capitalized until the product was available for general release to customers. Judgment was required in determining when technological feasibility of a product was established. As a result of the manner in which we developed software, technological feasibility was often reached only when a working model of the software was completed and was confirmed by testing, which was generally shortly before the products were available for general release to customers. Through January 1, 2011, costs incurred after technological feasibility was established were insignificant, and accordingly, we have expensed all research and development costs when incurred.

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

We recognize a deferred tax asset or liability whenever there are future tax effects from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  When considered necessary, we record a valuation allowance to reduce the carrying amount of deferred tax assets if it is more likely than not all or a portion of the asset will not be realized.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized foreign currency translation adjustments that are excluded from the consolidated statements of operations and are reported as a separate component in stockholders’ deficit.

Accumulated other comprehensive income consists of the following:

	Years Ended
(in thousands)	January 1, 2011	January 2, 2010
Cumulative foreign currency translation adjustments:
Attributed to NextWave	$21,116	$14,437
Attributed to Noncontrolling Interest	—	202
Total accumulated other comprehensive income	$21,116	$14,639

Net Income (Loss) Per Common Share Information

Basic and diluted net income (loss) per common share for the two fiscal years ended January 1, 2011 is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the respective periods, without consideration of common stock equivalents.  If there is a loss from continuing operations, diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share is computed, even if we report net income after adjusting for discontinued operations.

Our weighted average number of common shares outstanding includes the weighted average number of 1.8 million and 7.1 million for warrants exercisable for shares of our common stock during the years ended January 1, 2011 and January 2, 2010, respectively, as they are issuable for an exercise price of $0.07 each.  At January 1, 2011, 1.8 million of these warrants remained outstanding.

The following securities that could potentially reduce net income or increase net loss per share in the future are not included in the determination of diluted income (loss) per share as they are antidilutive. The share amounts are determined using a weighted average of the common stock equivalents outstanding during the respective periods.

	Years Ended
(in thousands)	January 1, 2011	January 2, 2010
Third Lien Notes	7,179	6,464
Outstanding stock options	2,762	2,510
Unvested restricted stock	456	—

Cash and Cash Equivalents and Restricted Cash and Marketable Securities

We consider all highly liquid investments with a remaining time to maturity of three months or less when acquired to be cash equivalents. Cash equivalents at January 1, 2011 and January 2, 2010 consisted primarily of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

At January 2, 2010, our restricted marketable securities consist of auction rate securities and have been categorized as trading securities reported at fair value. We estimated the fair value of our auction rate securities, which we have classified as trading securities under debt and equity securities accounting guidance, using a discounted cash flow model (Level 3 inputs), which measures fair value based on the present value of projected cash flows over a specific period. Trading securities are reported at fair value, with gains and losses resulting from changes in fair value recognized in other income (expense), net, in the consolidated statement of operations. Unrealized gains and losses on available-for-sale marketable securities are reported in other comprehensive income in stockholders’ equity (deficit), unless the decline in value is deemed to be other-than-temporary, in which case the loss is charged to expense.

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

Our restricted marketable securities at January 2, 2010 consist of $24.0 million of auction rate securities.  The fair value of the auction rate securities equaled their respective amortized costs at January 2, 2010. In connection with these auction rate securities we held a $24.1 million non-recourse loan with UBS at January 2, 2010, which was collateralized by 85% of the aggregate principal amount of our auction rate securities portfolio managed by UBS.

Our auction rate securities rights allowed us to sell our auction rate securities at par value to UBS, and, in July 2010, we exercised these rights and sold our auction rate securities to UBS for $24.0 million and paid in full our collateralized non-recourse bank loan that was secured by these auction rate securities.

We elected to measure the fair value of the auction rate securities rights according to the required disclosures about the fair value of financial instruments, which we believed mitigated volatility in our reported earnings due to the inverse relationship between the fair value of the auction rate securities rights and the underlying auction rate securities. Accordingly, at January 2, 2010, we measured the fair value of the auction rate securities rights and recognized the difference between the fair value of the auction rate securities rights and the underlying auction rate securities of $1.2 million in other income (expense), net. The excess fair value of the auction rate securities rights over the auction rate securities is reported in other current assets in the accompanying consolidated balance sheets at January 2, 2010.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable included in current assets of discontinued operations at January 2, 2010, were recorded according to contractual agreements. Credit terms for payment of products and services were extended to customers in the normal course of business and no collateral was required. The allowance for doubtful accounts was estimated based on our historical losses, the existing economic conditions, and the financial stability of our customers. Receivables were written-off in the period that they were deemed uncollectible.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Maintenance, repairs, and minor renewals and betterments are charged to expense as incurred.

Wireless Spectrum Licenses

We capitalize as intangible assets wireless spectrum licenses that we acquire from third parties or through government auctions. For wireless spectrum licenses purchased directly from third parties or through spectrum auctions, the cost basis of the wireless spectrum asset includes the purchase price paid for the license at the time of acquisition plus legal costs incurred to acquire the license. For wireless spectrum licenses acquired through a business combination or through an asset acquisition, the cost basis of the wireless spectrum asset is determined through an allocation of the total purchase price to the tangible and identifiable intangible assets and liabilities of the acquired business or asset(s) and includes any deferred tax liabilities determined in accordance with accounting standards for acquired temporary differences in certain purchase transactions that are not accounted for as business combinations. For leased wireless spectrum rights, the asset and related liability are recorded at the net present value of future cash outflows using our incremental borrowing rate at the time of acquisition, renewal or extension of the lease.  For individual wireless spectrum licenses acquired as group in a single transaction we allocate cost to the individual licenses based on their relative value.

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

We calculate the fair value of spectrum using a discounted cash flow model (the Greenfield Approach), which approximates value by assuming a starting company owning only the spectrum licenses makes investments required to build an operation comparable to the one in which the licenses are presently utilized. We utilized a 10 year discrete period to isolate cash flows attributable to the licenses including modeling the hypothetical build out of a nationwide network. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates, operating expenditures, capital expenditures and timing of build out, market share achieved, terminal value growth rate, tax rates and discount rate. The assumptions which underlie the development of the network, subscriber base and other critical inputs of the discounted cash flow model were based on a combination of average marketplace participant data and our historical results and business plans. The discount rate used in the model represents a weighted average cost of capital taking into account the cost of debt and equity financing weighted by the percentage of debt and equity in a target capital structure and the perceived risk associated with an intangible asset such as our spectrum licenses. The terminal value growth rate represents our estimate of the marketplace's long term growth rate. If we increase the discount rate 100 basis points and decrease the terminal growth rate 300 basis points, the fair values of the licenses, while less than currently projected, would still be higher than their current book values. However, if there is a substantial adverse decline in the operating profitability of the wireless service industry, we could have material impairment charges in future years which could adversely affect our results of operations and financial condition.

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

To determine if the noteholders granted us a concession as a result of the Amendment and Waiver, we determined a weighted average effective interest rate of the old aggregate debt immediately before the restructuring by using the respective stated interest rates in effect prior to the Amendment and Waiver plus the respective effective interest rates used for amortization of discounts and issue costs.  We then determined the respective total cash flows under the new terms of each note and solved for the discount rate that equated these cash flows to the aggregate carrying value of the old debt at March 16, 2010.  We also considered the current fair value of the Senior Incremental Notes which was made possible by the Amendment and Waiver.  We determined that the weighted average effective rate on the new restructured debt was not less than that of the old debt, and, therefore, concluded that a concession was not considered to have been granted to us and that troubled debt accounting provisions do not apply.

Accounting for Debt Modifications and Extinguishments

If a debt modification is deemed to have been accomplished with debt instruments that are substantially different, the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument.  If the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument, the modification is deemed to have been accomplished with debt instruments that are substantially different. Any fees paid by the debtor to the creditor are associated with the extinguishment of the old debt instrument and are included in determining the debt extinguishment gain or loss to be recognized. Costs incurred with third parties directly related to the exchange or modification are associated with the new debt instrument and amortized over the term of the new debt instrument using the interest method in a manner similar to debt issue costs.

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

We measure the fair value of restricted stock awards using the number of restricted shares issued multiplied by the closing share price of NextWave Common Stock on the grant date.

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

Net foreign currency exchange losses included in our loss from continuing operations in our consolidated statements of operations totaled $1,000 and $0.3 million for the years ended January 1, 2011 and January 2, 2010, respectively.

Guarantees

As guarantor, we recognize a liability for the fair value of certain guarantees at the inception of a guarantee and provide disclosures about our obligations under certain guarantees that we have issued.

Recent Accounting Pronouncements

In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for our fiscal year 2011.  The adoption of this guidance is not expected to have an impact on our consolidated financial statements.

2.	Related Party Transactions

Debt-Related Transactions

As permitted by the March 16, 2010 Amendment and Waiver, during the second quarter of 2010, we received cash of $20.0 million and $5.0 million and issued Senior Incremental Notes in the same amount to Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors, respectively.  Avenue Capital Management II, L.P., is an affiliate of Avenue Capital. Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. We repaid the Senior Incremental Notes in full in October 2010.  As of January 1, 2011, Avenue Capital and its affiliates owned shares of our issued and outstanding common stock, such that Avenue Capital would be considered a related party, $93.5 million, or 75% of the aggregate principal amount of our Senior Notes, $129.9 million, or 78% of the aggregate principal amount of our Second Lien Notes and $168.8 million, or 28% of the aggregate principal amount of our Third Lien Notes. As of January 1, 2011, Solus owned shares of our issued and outstanding common stock, such that Solus would be considered a related party, $31.0 million, or 25% of the aggregate principal amount of our Senior Lien Notes, $36.9 million, or 22% of the aggregate principal amount of our Second Lien Notes and $69.2 million, or 12% of the aggregate principal amount of our Third Lien Notes.  As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes earned interest at a rate of 15% per annum.  No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes. The Senior Incremental Notes along with accrued interest were redeemed in full in October 2010.

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

In July 2009, we issued additional Second Lien Notes due 2010 in the aggregate principal amount of $15.0 million, on the same financial and other terms applicable to our existing Second Lien Notes. The Incremental Purchaser was Avenue AIV US, L.P.   In connection with the issuance of the Incremental Notes in July 2009, we issued warrants to purchase 1.1 million shares of our common stock at an exercise price of $0.07 per share to the purchaser of the Incremental Notes. During the year ended January 2, 2010 Avenue AIV US, L.P. exercised all of these warrants to purchase 1.1 million shares of common stock for 20,300 net common shares withheld.

Under the terms of the purchase agreements for our Senior Notes and Second Lien Notes, we were required to enter into binding agreements to effect asset sales generating net proceeds of at least $350 million no later than March 31, 2009 and consummate such sales no later than six months following execution of such agreements, unless closing is delayed solely due to receipt of pending regulatory approvals (the “Asset Sale Condition”). We did not meet the Asset Sale Condition. As a result, pursuant to the terms of the note purchase agreements, the interest rate on the Senior Notes increased by 200 basis points effective March 31, 2009 and, in April 2009, we issued additional warrants to purchase an aggregate of 1.4 million shares of our common stock at an exercise price of $0.07 per share to the purchasers of the Second Lien Notes. Of the warrants issued, 1.1 million were issued to Avenue AIV US, L.P. During the year ended January 2, 2010 Avenue AIV US, L.P. exercised all of these warrants to purchase 1.1 million shares of common stock for 20,300 net common shares withheld.

Business Divestiture and Revenue Transactions

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

PacketVideo sells and licenses versions of its multimedia player to DOCOMO for installation into DOCOMO handset models.  PacketVideo recognized $11.4 million in related party revenues and $0.7 million in cost of revenues, during the year ended January 1, 2011, and $9.5 million in related party revenues and $0.5 million in related party cost of revenues from the date of sale of the noncontrolling interest in July 2009 through January 2, 2010, from DOCOMO in the consolidated statements of operations for our discontinued operations.

In June 2010, we sold the capital stock of our WiMAX Telecom Slovakia s.r.o (“WT SRO”) subsidiary to flyhigh, a private limited liability company of which the controlling shareholder is the former managing director and statutory representative of WT SRO, for $0.1 million. Upon closing of the sale, we have no remaining obligations to provide financing to support the ongoing operations of WT SRO. Also, in connection with the sale, we entered into an additional consideration agreement with flyhigh that provides for payment to us upon the occurrence of specified trigger events, which include (a) sale, lease or contribution or other transfer of all or part of the assets or capital stock of WT SRO to a third party, including the sale of any spectrum license, other than the sale or lease of a spectrum license(s) covering less than 10% of the MHz-pops of WT SRO in the aggregate, or (b) sale or other transfer of WT SRO share capital to any third party or (c) sale or other transfer of share capital above 34% in flyghigh to any third party.

In June 2010, we sold the capital stock of our two Chilean subsidiaries, Southam Chile SA and Socidad Televisora CBC Ltd, to VTR GlobalCom S.A. and VTR Ingenieria S.A., the holders of our notes payable secured by the Chilean spectrum, for net proceeds of $0.7 million and the assumption of the notes payable aggregating $4.3 million.

In December 2008 we sold a controlling interest in our IPWireless subsidiary and sold the remaining noncontrolling interest in November 2009 to IPW Holdings and an affiliate of IPW Holdings. IPW Holdings was formed by the senior management team of IPWireless, including Dr. William Jones, PhD. Dr. Jones resigned from his positions as a member of our board of directors and the chief executive officer of our NextWave Networks Products division concurrent with the closing of the sale. The terms of the sale were approved by an independent committee of our board of directors, which was advised by financial advisors in connection with the structure of the transaction and the fairness of the consideration. We received cash payments totaling $1.0 million during the year ended January 2, 2010 in connection with the 2009 transactions.

3.	Wireless Spectrum Licenses

Wireless spectrum licenses consist of the following:

	January 1, 2011			January 2, 2010
(dollars in thousands)	Weighted Average Amortization Period (in years)	Wireless Spectrum Licenses	Portion Representing Deferred Tax Liability	Weighted Average Amortization Period (in years)	Wireless Spectrum Licenses	Portion Representing Deferred Tax Liability
Wireless spectrum licenses subject to amortization included in continuing operations:
Gross carrying amount	15.1	$93,042		15.1	$93,042
Accumulated amortization		(31,719)			(24,055)
		61,323			68,987
Wireless spectrum licenses not subject to amortization included in continuing operations		376,458	$90,358		340,169	$79,113
Total wireless spectrum licenses, net		437,781	90,358		409,156	79,113
Wireless spectrum licenses held for sale		6,535	—		62,868	15,958
Total		$444,316	$90,358		$472,024	$95,071

Wireless spectrum licenses include the amount paid plus related deferred tax liabilities which were determined in accordance with accounting standards for acquired temporary differences in certain purchase transactions that were not accounted for as business combinations. The weighted average period prior to renewal or extension of our wireless spectrum licenses subject to amortization with options to extend or renew the lease at January 1, 2011 is 7.4 years.

The estimated aggregate amortization expense for amortized and leased wireless spectrum licenses, and related unpaid spectrum lease obligations, included in long-term obligations, as of January 1, 2011 is expected to be as follows:

(in thousands)	Estimated Amortization Expense	Unpaid Spectrum Lease Obligations
Fiscal years:
2011	$7,550	$4,090
2012	7,392	4,076
2013	7,392	4,299
2014	7,392	4,119
2015	7,392	3,879
Thereafter	24,205	17,624
Total	$61,323	38,087
Less unamortized discount		(14,183)
Total wireless spectrum lease liabilities, net of unamortized discounts		$23,904

Dispositions

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

During the year ended January 1, 2011, we completed sales of certain of our spectrum licenses, which include certain of our owned Advanced Wireless Services (“AWS”), Wireless Communication Services (“WCS”) and Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”) spectrum licenses in the United States to third parties, for net proceeds, after deducting direct and incremental selling costs, of $12.9 million and recognized net gains on the sale of $5.5 million.  These net gains recognized during the year ended January 1, 2011, include lease payments received by us, pending completion of the sale of certain of our owned WCS spectrum licenses in the United States to a third party, of $0.3 million and the forfeiture of a spectrum license sales deposit received by us of $0.3 million.

During the year ended January 2, 2010, we completed sales of certain of our owned AWS spectrum licenses in the United States to third parties for net proceeds, after deducting direct and incremental selling costs, of $26.4 million and recognized net gains on the sales of $2.7 million. The net proceeds from the sales received after July 15, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 102% of the principal amount thereof plus accrued interest and net proceeds received prior to July 16, 2009 were used to redeem a portion of the Senior Notes at a redemption price of 105% of the principal amount thereof plus accrued interest. The premiums paid upon redemption are charged to interest expense in the accompanying consolidated statements of operations.

We anticipate that certain of our remaining wireless spectrum licenses will be sold within the next twelve months. Accordingly, at January 1, 2011, we classified wireless spectrum holdings with a carrying value of $6.5 million as assets held for sale, and, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing these assets.  Any net proceeds from these sales will be used to redeem a portion of the Senior Notes. Of the $62.9 million in wireless spectrum licenses held for sale at January 2, 2010, we reclassified $40.7 million during the year ended January 1, 2011 to wireless spectrum licenses not subject to amortization. Negotiations to sell our Canadian spectrum that were underway at January 2, 2010, were postponed and, at January 1, 2011, we do not anticipate that this spectrum will be sold within the next twelve months.

Impairment Charges

Through our continued efforts to sell our wireless spectrum licenses in Europe and Argentina during 2010, we determined that the carrying value of certain of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build out obligations in Europe and Argentina during this time period. Accordingly, during the year ended January 1, 2011, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Argentina to their estimated fair value, net of selling costs, and recognized asset impairment charges of $12.1 million, all of which is reported in discontinued operations. Upon the sale and deconsolidation of our Slovakia based subsidiary, WT SRO, during the year ended January 1, 2011 we reclassified $1.2 million of the asset impairment charge on our wireless spectrum licenses in Slovakia to net losses on business divestitures. The impairment of our wireless spectrum license in Argentina resulted in an income tax benefit of $4.5 million during the year ended January 1, 2011 from the effect of the reduction of deferred tax liabilities associated with the impaired wireless spectrum license. Upon the bankruptcy filing of our discontinued WiMAX Telecom subsidiary in Switzerland (Note 1) in the fourth quarter of 2010, we reclassified $0.6 million of spectrum impairment charges recognized through the third quarter of 2010 to the loss from business divestitures reported in discontinued operations.

Through our continued efforts to sell our remaining domestic spectrum licenses and our wireless spectrum licenses in Europe and Chile during 2009, we determined that the carrying value of certain of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build out obligations in Europe during this time period. Accordingly, during the year ended January 2, 2010, we wrote-down the carrying value of our domestic spectrum licenses and our wireless spectrum licenses in Europe and Chile to their estimated fair value and recognized asset impairment charges of $55.7 million, of which $20.9 million was reclassified to the loss on business divestitures reported in discontinued operations, $9.3 million is reported in continuing operations and $25.5 million is reported in discontinued operations.  Upon the sale of our German spectrum and the insolvency of our discontinued WiMAX Telecom business in Austria and Croatia (Note 1) in the fourth quarter of 2009, we reclassified $20.9 million of spectrum impairment charges recognized through the third quarter of 2009 to the loss from business divestitures reported in discontinued operations.

4.	Asset Impairment Charges

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

As of October 2010, our continuing and discontinued operations no longer held any goodwill or indefinite-lived intangible assets, other than wireless spectrum licenses.

In October 2009, the substantial majority of our goodwill and indefinite-lived intangible assets of continuing operations, excluding indefinite-lived wireless spectrum licenses, primarily resided in our PacketVideo reporting unit. For our 2009 annual impairment assessment, we primarily determined fair value under an income approach that utilizes a discounted cash flow model. The discounted cash flow model measures fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted to reflect the degree of risk inherent in an investment in the reporting unit and achieving the projected cash flows. A weighted average cost of capital of a market participant is used as the discount rate. The residual value is generally determined by applying a constant terminal growth rate of a market participant to the estimated net cash flows at the end of the projection period. Based on the valuation performed, we concluded that the fair value of the PacketVideo reporting unit exceeded its carrying value and, accordingly, goodwill and indefinite-lived intangible assets of continuing operations were not impaired.

The projected cash flows utilized in the discounted cash flow model for 2009 were derived from our internal forecast of the future operating results and cash flows of our PacketVideo reporting unit, our strategic business plans and anticipated future economic and market conditions. There are inherent estimates and assumptions underlying this information and management’s judgment are required in the application of this information to the determination of the fair value of the PacketVideo reporting unit.

Other Long-Lived Assets

In connection with our ongoing discussions to sell our Nevada office building, we determined that indicators of impairment were present, and, accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of our building was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.  During the year ended January 1, 2011, we recognized an asset impairment charge of $1.5 million, all of which is reported as asset impairment charges in discontinued operations.

In connection with our global restructuring initiative, we reviewed our long-lived assets for impairment and, in 2009, determined that indicators of impairment were present for certain long-lived assets. Accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition.

The impaired assets primarily consist of fixed assets utilized in our discontinued WiMAX Telecom and Global Services businesses and research and development equipment utilized in our discontinued semiconductor business. Accordingly, during the year ended January 2, 2010, we recognized asset impairment charges of $9.5 million, of which $5.2 million was reclassified to the loss on business divestitures reported in discontinued operations, $4.1 million is reported as asset impairment charges in discontinued operations and $0.2 million is reported as asset impairment charges in continuing operations.

Upon the insolvency of our discontinued WiMAX Telecom business in Austria (Note 1) in the fourth quarter of 2009, we reclassified $5.2 million of impairment charges related to fixed assets to loss from business divestitures reported in discontinued operations.

Other

During the year ended January 2, 2010 we wrote-off the remaining net book value of the purchased customer base intangible asset of WiMAX Telecom AG since we determined that indicators of impairment existed, and, as a result of this write-off, we recognized a non-cash charge of $1.6 million, which is reported as an asset impairment charge in discontinued operations.

There are inherent estimates and assumptions underlying the projected cash flows utilized in the recoverability assessment and management’s judgment is required in the application of this information to the determination of the recovery value of the assets. No assurance can be given that the underlying estimates and assumptions will materialize as anticipated.

5.	Restructuring Charges

In the second half of 2008, we commenced the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our multimedia, network infrastructure and semiconductor businesses. In connection with our global restructuring initiative, during 2008 and 2009 we terminated employees worldwide and vacated leased facilities.

The following summarizes the restructuring activity for the two years ended January 1, 2011 and the related restructuring liabilities:

(in thousands)	Balance at Beginning of Year	Charges to Expense	Cash Payments	Other Adjustments(1)	Balance at End of Year
For the Year Ended January 1, 2011
Lease abandonment and facility closure costs(2)	$1,750	$466	$—	$(361)	$1,855
Other related costs, including contract termination costs, selling costs and legal fees	349	291	(1,123)	483	—
Total	$2,099	$757	$(1,123)	$122	$1,855
Continuing operations(3)	$1,833	$(135)			$1,855
Discontinued operations	266	892			—
Total	$2,099	$757			$1,855
For the Year Ended January 2, 2010
Employee termination costs	$237	$4,934	$(5,171)	$—	$—
Lease abandonment and facility closure costs	1,616	984	(1,611)	761	1,750
Other related costs, including contract termination costs, selling costs and legal fees	2,668	3,265	(5,584)	—	349
Total	$4,521	$9,183	$(12,366)	$761	$2,099
Continuing operations(4)	$3,492	$3,973			$1,833
Discontinued operations	1,029	5,210			266
Total	$4,521	$9,183			$2,099
_______________________________
(1)
Other adjustments during the year ended January 1, 2011, represent the reclassification upon settlement of accrued software license obligations originally recorded at $0.5 million, partially offset by the reversal of deferred rent accruals of $0.4 million.  Other adjustments during the year ended January 2, 2010, represent the reclassification of $1.2 million in deferred charges to long-term obligations resulting from the renegotiation of one of our abandoned lease liabilities, partially offset by $0.4 million in the reversal of prepaid rent and deferred charges.

(2)
Subsequent to January 1, 2011, we renegotiated our $1.9 million long-term obligation resulting from the renegotiation of one of our abandoned lease liabilities and paid $0.8 million in February 2011 in full settlement of this obligation.

(3)
Included in credits to restructuring charges of continuing operations during the year ended January 1, 2011 are $0.3 million in credits resulting from favorable contract termination settlements and $0.3 million in lower than estimated fees associated with marketing our Canadian spectrum.  These credits were partially offset by $0.4 million of interest accretion expense on long-term obligations resulting from the renegotiation of one of our abandoned lease liabilities, which is reported in interest expense of continuing operations in the consolidated statement of operations.

(4)
Included in the restructuring charges of continuing operations during the year ended January 2, 2010, are $0.3 million for employee termination costs, net charges of $0.9 million for lease abandonment and facility closure costs related to certain facilities, $2.6 million for costs related to the divestiture and closure of discontinued businesses and $0.2 million of interest accretion expense on long-term obligations resulting from the renegotiation of one of our abandoned lease liabilities, which is reported in interest expense of continuing operations in the consolidated statement of operations.

6.	Business Divestitures

Sale of PacketVideo

On October 8, 2010, we sold our remaining 65% stock ownership interest in our PacketVideo subsidiary to DOCOMO, a related party (see Note 2) for $111.6 million and, after deducting direct costs of $2.1 million, we recognized a gain on the sale of $84.1 million in discontinued operations during the year ended January 1, 2011.  Upon completion of the sale, PacketVideo became a wholly owned subsidiary of DOCOMO. Under the stock purchase agreement, we agreed to indemnify DOCOMO for losses arising out of any inaccuracy or breach of any representations or warranty made by us, subject to certain limitations.  In the event that claims for indemnifications for such losses exceed the $0.2 million threshold, we may be obligated to indemnify DOCOMO for up to $8.0 million of such losses. This indemnification expires in June 2011.  We do not anticipate that the sale of our stock ownership in PacketVideo will result in any material United States federal or California state corporate income tax liability, including any alternative minimum tax liability, because we anticipate using our net operating losses to offset any taxable gain generated.

Other Fiscal Year 2010 Business Divestitures

In June 2010, we sold the capital stock of our WT SRO subsidiary to flyhigh Partners s. r. o. (“flyhigh”), a private limited liability company and a related party (see Note 2), for $0.1 million and recognized an $8.8 million net loss from business divestitures. Upon closing of the sale, we have no remaining obligations to provide financing to support the ongoing operations of WT SRO. Also, in connection with the sale, we entered into an additional consideration agreement with flyhigh that provides for payment to us upon the occurrence of specified trigger events, which include (a) sale, lease or contribution or other transfer of all or part of the assets or capital stock of WT SRO to a third party, including the sale of any spectrum license, other than the sale or lease of a spectrum license(s) covering less than 10% of the MHz-pops of WT SRO in the aggregate, or (b) sale or other transfer of WT SRO share capital to any third party or (c) sale or other transfer of share capital above 34% in flyghigh to any third party.

In June 2010, we sold the capital stock of our two Chilean subsidiaries, Southam Chile SA and Socidad Televisora CBC Ltd, to VTR GlobalCom S.A. and VTR Ingenieria S.A., both of whom are related parties (see Note 2), for net proceeds of $0.7 million, after deducting direct and incremental costs of $0.5 million, and the assumption of the notes payable aggregating $4.3 million.  We recognized a net gain on business divestitures of $4.2 million.

In December 2010, our discontinued WiMAX Telecom subsidiary in Switzerland filed for bankruptcy resulting in a net loss of $1.5 million from the deconsolidation of the remaining net assets of the business.

During the year ended January 1, 2011, we recognized a net loss from all other business divestitures totaling $5.8 million, which consists of $7.7 million of losses from the sales of our businesses, $1.7 million of asset impairment charges and $0.9 million from the deconsolidation of the remaining net assets of our divested business, partially offset by $4.5 million in gains from business divestitures.

Fiscal Year 2009 Business Divestitures

In November 2009, we sold the majority of the assets and liabilities of our Inquam Broadband GmbH subsidiary (“IBG”) to Inquam Holding GmbH (“IHG”), a new limited liability company and a related party (see Note 2), for a nominal amount and recognized a $21.4 million net loss from business divestitures.  In connection with the sale in November 2009, we entered into various transitional agreements with IHG aggregating $0.5 million.  Upon closing of the sale, we have no remaining obligations to provide financing to support the ongoing operations of IHG.  Also, in connection with the sale, we entered into an earn out agreement with IHG that provides for payment to us upon the occurrence of specified liquidity event, which includes the sale, lease or contribution of assets to certain third parties, distribution of profits or sale of equity in IHG.

In October 2009, the Board of Directors of WiMAX Telecom GmbH, the holding company for NextWave’s discontinued WiMAX Telecom business in Austria and Croatia, filed an insolvency proceeding in Austria in accordance with local law to permit the orderly wind-down of such entity. The court in Austria has entered an order appointing an administrator to manage the insolvency of WiMAX Telecom GmbH. As a result of the appointment of the administrator, NextWave no longer controls WiMAX Telecom GmbH and its subsidiaries and will not receive any proceeds from the assets of the WiMAX Telecom GmbH entities. NextWave has obtained a waiver of events of default resulting from the insolvency filing under its Senior Notes, Second Lien Notes and Third Lien Notes, including a rescission of the acceleration of maturity triggered as a result of such filing. Accordingly, we deconsolidated these three subsidiaries and will no longer include their results of operations or financial position in our consolidated financial statements on a prospective basis.

In July 2009, we sold our owned Semiconductor business patents and patent applications to a Canadian intellectual property company for a cash payment of $2.5 million and recognized $2.5 million as a gain from business divestitures during the year ended January 2, 2010.

We sold a controlling interest in our IPWireless subsidiary in December 2008 for $1.1 million and sold the remaining noncontrolling interest in November 2009 for $0.4 million to IPW Holdings, Inc. (“IPW Holdings”), a related party (see Note 2) and an affiliate of IPW Holdings. In June 2009, we granted to IPW Holdings and an affiliate of IPW Holdings a call option to purchase our remaining noncontrolling interest in IPWireless Inc. for $0.4 million. As consideration for granting the call option, we received a cash payment of $0.1 million. In connection with the execution of the call option agreement we also received a cash payment of $0.5 million during the year ended January 2, 2010, for reimbursement of transaction-related expenses associated with our sale the controlling interest in IPWireless in December 2008. We recognized $1.0 million as a gain from business divestitures during the year ended January 2, 2010.

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

7.	Other Financial Statement Captions

Goodwill

Changes in goodwill included in noncurrent assets of discontinued operations are as follows:

(in thousands)	Balance at Beginning of Year	Sale of PacketVideo	Foreign Currency Translation Effect	Adjustments(1)	Balance at End of Year
For the Year Ended January 1, 2011	$38,899	$(38,353)	$(546)	$—	$—
For the Year Ended January 2, 2010	$38,662	$—	$247	$(10)	$38,899

(1)
The adjustment during the year ended January 2, 2010 reflects our goodwill write-off in conjunction with classifying our Inquam businesses as discontinued operations and held for sale during that year.

Property and Equipment

Property and equipment, net, of continuing operations consists of the following:

(dollars in thousands)	Estimated Useful Life (in years)	January 1, 2011	January 2, 2010
Furniture and Equipment	2-3	$2,639	$3,351
Construction in progress		—	5,831
		2,639	9,182
Less: accumulated depreciation		(451)	(8,969)
Total property and equipment, net		$2,188	$213

Accrued Expenses

Accrued expense of continuing operations consists of the following:

(in thousands)	January 1, 2011	January 2, 2010
Accrued compensation and related expenses	$1,258	$898
Accrued consulting and purchase commitments	1,539	2,139
Accrued professional fees	568	2,643
Accrued interest	—	2,167
Other	62	349
Total accrued expenses	$3,427	$8,196

8.	Long-Term Obligations

Long-term obligations included in continuing operations consist of the following:

(dollars in thousands)	January 1, 2011	January 2, 2010
15% Senior Secured Notes due July 2011, net of unamortized discounts of $2,215 and $6,177 at January 1, 2011 and January 2, 2010, respectively, and stated interest rates of 15% and 14% for payment-in-kind interest at January 1, 2011 and January 2, 2010, respectively, and 9% for cash interest at January 2, 2010	$122,261	$162,076
15% Senior-Subordinated Secured Second Lien Notes due November 2011, net of unamortized discounts of $7,952 and $13,182 at January 1, 2011 and January 2, 2010, respectively, and stated interest rates of 15% and 14% for payment-in-kind interest at January 1, 2011 and January 2, 2010, respectively	158,876	127,573
13% Third Lien Subordinated Secured Convertible Notes due December 2011, net of unamortized discounts of $101,567 and $134,230 at January 1, 2011 and January 2, 2010, respectively and stated interest rates of 13% and 7.5% for payment-in-kind interest at January 1, 2011 and January 2, 2010, respectively	497,574	389,869
Wireless spectrum leases, net of unamortized discounts of $14,183 and $16,556 at January 1, 2011 and January 2, 2010, respectively; expiring from 2011 through 2036 with one to five renewal options ranging from 10 to 15 years each	23,904	25,768
Collateralized non-recourse bank loan with interest at 30-day LIBOR plus 0.25%; principal and interest due upon sale of auction rate securities; secured by auction rate securities	—	21,406
Abandoned lease liability, subsequently settled in February 2011 for $825	1,855	1,412
Long-term obligations	804,470	728,104
Less current portion	(784,649)	(86,154)
Long-term portion	$19,821	$641,950

Payments due on these obligations at January 1, 2011, are as follows:

(in thousands)
Fiscal years:
2011	$896,390
2012	4,076
2013	4,299
2014	4,119
2015	3,879
Thereafter	17,624
Total payments	930,387
Less unamortized discounts	(125,917)
Total long-term obligations, net of unamortized discounts	$804,470

The following table summarizes the activity related to our long-term obligations, net of any unamortized discounts, for the two years ended January 1, 2011:

	Continuing Operations
(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Other	Total	Discontinued Operations	Total
Balance, December 27, 2008	$193,474	$91,505	$300,685	$47,200	$632,864	$3,933	$636,797
Paid-in-kind interest	14,058	17,299	38,032	—	69,389	—	69,389
Net cash received	—	14,250	—	—	14,250	—	14,250
Amortization of debt discount	14,536	9,880	51,348	2,624	78,388	272	78,660
Cash payments	(59,992)	—	—	(2,463)	(62,455)	—	(62,455)
Grant date fair value of detachable warrants	—	(5,179)	—	—	(5,179)	—	(5,179)
Fair value of embedded derivatives	—	(158)	—	—	(158)	—	(158)
Change in fair value of embedded derivatives	—	(24)	(196)	—	(220)	—	(220)
Deferred charges reclassified to long-term obligations	—	—	—	1,225	1,225	—	1,225
Balance, January 2, 2010	162,076	127,573	389,869	48,586	728,104	4,205	732,309
Extinguishment of Third Lien Notes upon modification	—	—	(409,078)	—	(409,078)	—	(409,078)
Issuance of new Third Lien Notes upon modification	—	—	367,359	—	367,359	—	367,359
Paid-in-kind interest	25,349	22,452	61,735	—	109,536	—	109,536
Fee notes issued(1)	—	—	13,307	—	13,307	—	13,307
Net cash received	25,000	—	—	—	25,000	—	25,000
Amortization of debt discount	8,662	8,696	78,029	2,818	98,205	135	98,340
Cash payments	(98,448)	—	—	(25,645)	(124,093)	—	(124,093)
Fair value of embedded derivatives	—	—	(3,647)	—	(3,647)	—	(3,647)
Change in fair value of embedded derivatives	(378)	155	—	—	(223)	—	(223)
Debt assumed upon sale of subsidiary	—	—	—	—	—	(4,340)	(4,340)
Balance, January 1, 2011	$122,261	$158,876	$497,574	$25,759	$804,470	$—	$804,470

(1)
The Fee Notes issued on March 16, 2010 through the issuance of $4.3 million in Senior Notes and $3.6 million in Second Lien Notes were added to the respective note discounts and, along with existing unamortized discounts, are amortized as a adjustment to interest expense over the remaining term of the modified debt instruments using the effective interest method in accordance with debt modification accounting principles

The following table summarizes the activity related to our unamortized debt issuance costs for the two years ended January 1, 2011:

	Unamortized Debt Issuance Costs
(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Total
Balance at December 27, 2008	$667	$11,424	$—	$12,091
Issuance costs for Incremental Notes	—	755	—	755
Amortization of costs	(468)	(5,517)	—	(5,985)
Balance at January 2, 2010	199	6,662	—	6,861
Issuance costs for reissued Third Lien Notes	—	—	250	250
Amortization of costs	(164)	(3,586)	(99)	(3,849)
Balance at January 1, 2011	$35	$3,076	$151	$3,262

March 2010 Debt Modification

Effective as of March 16, 2010, we entered into the Amendment and Waiver (Note 1) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes.  Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes.  In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011.  As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum beginning March 16, 2010 and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum beginning March 16, 2010, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%.  As a result of the Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated. The Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million (the “Minimum Balance Condition”) and, after payment in full on October 12, 2010 of certain designated Senior Notes (the “Priority Notes”) with an aggregate principal and accrued interest amount of $58.8 million and the Senior Incremental Notes (as defined below) with an aggregate principal and accrued interest amount of $26.6 million, permitted us to retain $12.5 million of asset sale proceeds for general working capital purposes and permitted investments. The Amendment and Waiver also eliminated the redemption premium on all Notes.  As consideration for the Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes (the “Fee Notes”) under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes as of March 16, 2010.

As permitted by the Amendment and Waiver, we issued $25.0 million in additional Senior Notes (the “Senior Incremental Notes”) to related parties (see Note 2) during the third quarter of 2010 and on October 12, 2010, pursuant to the Amendment and Waiver, the Senior Incremental Notes were paid in full with the proceeds from our sale of PacketVideo stock. As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes earned interest at a rate of 15% per annum, payable in-kind, and were collateralized by a first lien on the same assets collateralizing our Senior Notes, on a pari passu basis. No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes.

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

The Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the modification date for accounting purposes.  The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, which represents the estimated incremental borrowing rate of our Third Lien Notes that was determined by management, with the assistance of a third party valuation group, and that amount was used to determine a net debt extinguishment gain of $38.0 million that was recognized during the year ended January 1, 2011 in other income in the accompanying consolidated statements of operations. The net gain of $38.0 million was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the Third Lien noteholders.  The new discount of $164.8 million is amortized using the effective interest rate method over the remaining term of the Third Lien Notes due December 2011 which will significantly increase our interest expense for financial reporting purposes.

15% Senior Secured Notes due July 2011

We issued our Senior Notes at a 15% original issue discount. Interest on our Senior Notes is payable semiannually through the issuance of additional Senior Notes unless we elect to pay cash interest. The Senior Notes are collateralized by a first priority lien on our North American wireless spectrum licenses with a book value of $444.3 million at January 1, 2011 as well as pledges of shares in our material subsidiaries and the proceeds from any disposal of foreign spectrum holdings.

We may redeem the Senior Notes at any time at our option and we are required to redeem the Senior Notes using the net proceeds from any asset sales, including sales of our wireless spectrum licenses. We are also required to offer to redeem the Senior Notes upon the occurrence of a change in control. Accordingly, during the years ended January 1, 2011 and January 2, 2010 we used the proceeds from the sales of our ownership interests in PacketVideo and the sales of our wireless spectrum licenses to redeem principal balance of the Senior Notes plus accrued interest thereon.  In accordance with the terms of the Senior Notes, we paid redemption premiums totaling $2.9 million during the year ended January 2, 2010, representing 5% of the principal amount redeemed prior to July 16, 2009 and 2% of the principal amount redeemed subsequent to July 15, 2009, which was charged to interest expense in the consolidated statements of operations.  The redemption premium was subsequently eliminated by the March 16, 2010 Amendment and Waiver.

In connection with the issuance of the Senior Notes, we issued detachable warrants to purchase shares of our common stock at an exercise price of $0.07 per share to the purchasers of the Senior Notes. During the year ended January 2, 2010 warrants to purchase 0.3 million shares of common stock were exercised for 6,600 net common shares withheld. No warrants remain outstanding at January 1, 2011 under this issuance.

Under the terms of the purchase agreements for our Senior Notes and Second Lien Notes, we were required to enter into binding agreements to effect asset sales generating net proceeds of at least $350 million no later than March 31, 2009 and consummate such sales no later than six months following execution of such agreements, unless closing is delayed solely due to receipt of pending regulatory approvals (the “Asset Sale Condition”). We did not meet the Asset Sale Condition. As a result, pursuant to the terms of the note purchase agreements, the interest rate on the Senior Notes increased by 200 basis points effective March 31, 2009 and, in April 2009, we issued additional warrants to purchase an aggregate of 1.4 million shares of our common stock at an exercise price of $0.07 per share to the purchasers of the Second Lien Notes. Of the warrants issued, 1.1 million were issued to Avenue AIV US, L.P., a related party (Note 2). During the year ended January 2, 2010 Avenue AIV US, L.P exercised all of these warrants to purchase 1.1 million shares of common stock for 20,300 net common shares withheld.  The remaining 0.4 million warrants are exercisable at any time through April 6, 2012. The grant-date fair value of the warrants was recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes, and is recognized as additional interest expense over the remaining term of the Second Lien Notes. We determined the grant-date fair value of these warrants using the Black-Scholes option pricing model with the following assumptions: a stock price volatility of 110%, an expected life equal to the contractual term of the warrants and a risk-free interest rate of 1.3%.

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

15% Senior-Subordinated Secured Second Lien Notes due November 2011

The Second Lien Notes were issued at a 5% original issue discount. Interest on our Second Lien Notes is payable quarterly through the issuance of additional Second Lien Notes. The Second Lien Notes are collateralized by a second priority lien on our wireless spectrum licenses with a book value of $444.3 million at January 2, 2010 and pledges of shares in our material subsidiaries, subordinated to the holders of the Senior Notes.

On July 2, 2009, we issued additional Second Lien Notes due 2010, on the same financial and other terms applicable to our existing Second Lien Notes to a related party (see Note 2), the net proceeds of which were available to be used solely in connection with the ordinary course of operations of our business and not for any acquisition of assets or businesses or other uses. The Second Lien Incremental Notes were issued with an original issuance discount of 5%.  As of January 1, 2011, the Second Lien Purchase Agreement permits the issuance of up to $10.0 million in additional Second Lien Notes to be used solely in connection with the ordinary course of operations of our business and not for any acquisition of assets or businesses or other uses.

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

In connection with the issuance of the Second Lien Notes, we issued detachable warrants to purchase an aggregate of 5.7 million shares of our common stock at an exercise price of $0.07 per share to the purchasers of the Second Lien Notes, of which warrants to purchase 4.3 million shares were issued to Avenue AIV US, L.P. During the year ended January 2, 2010 Avenue AIV US, L.P exercised all of these warrants to purchase 4.2 million shares of common stock for 0.1 million net common shares withheld.  The remaining 1.4 million warrants are exercisable at any time through October 9, 2011. In connection with the issuance of the Second Lien Incremental Notes in July 2009 to Avenue AIV US, L.P. we issued warrants to purchase 1.1 million shares of our common stock at an exercise price of $0.07 per share. During the year ended January 2, 2010 Avenue AIV US, L.P exercised all of these warrants to purchase 1.1 million shares of common stock for 20,300 net common shares withheld.  The grant-date fair value of the warrants issued in July 2009 were recorded to additional paid-in capital and reduced the carrying value of the Second Lien Notes. We determined the grant-date fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: a stock price volatility of 114%, an expected life equal to the contractual term of the warrants and a risk-free interest rate of 1.5%.

Third Lien Subordinated Secured Convertible Notes due December 2011

Interest on our Third Lien Notes is payable quarterly through the issuance of additional Third Lien Notes until repayment of the Senior Notes and Second Lien Notes and, thereafter, in cash. The Third Lien Notes are convertible at any time at the option of the holders into shares of our common stock at a conversion rate of $77.35 per share. The Third Lien Notes are collateralized by a third priority lien on wireless spectrum licenses with a book value of $444.3 million at January 1, 2011 and pledges of shares in our material subsidiaries, subordinated to the holders of the Senior Notes and Second Lien Notes.

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

The purchase agreement for the Third Lien Notes does not contain the Asset Sales Condition, the Minimum Balance Condition or the Budget Condition. However, acceleration of the maturity of the Senior Notes and/or the Second Lien Notes in the event of default under the foregoing indebtedness would result in an immediate event of default under the Third Lien Notes.

At January 1, 2011, we were in compliance with all of our debt covenants.

The costs incurred to issue our Senior Notes, Second Lien Notes and Third Lien Notes were deferred and are included in prepaid expenses and other current assets in the consolidated balance sheet. We are amortizing the deferred financing costs, the original issue discounts and the debt discounts associated with the detachable stock warrants, where applicable, over the expected term of the respective Notes using the effective interest method.

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

Collateralized Non-recourse Bank Loan

During the year ended January 1, 2011, we exercised our auction rate securities rights and sold our auction rate securities to UBS for $24.0 million and paid in full our collateralized non-recourse bank loan that was secured by our auction rate securities.

9.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance:

		Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At January 1, 2011
Cash and cash equivalents	$42,598	$42,598	$—	$—
Embedded derivatives(1)	1,261	—	—	1,261
At January 2, 2010
Cash and cash equivalents	$20,512	$20,512	$—	$—
Auction rate securities(2)	24,023	—	—	24,023
Auction rate securities rights(3)	1,227	—	—	1,227
Embedded derivatives(4)	19,504	—	—	19,504

(1)	Included in other current liabilities in the accompanying consolidated balance sheet
(2)	Included in restricted cash and marketable securities in the accompanying consolidated balance sheet
(3)	Included in other noncurrent assets in the accompanying consolidated balance sheet
(4)	Included in other current and long-term liabilities in the accompanying consolidated balance sheet

Embedded Derivatives. The automatic extension of the maturity date of our Senior Notes from July 17, 2011 to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes, and our obligation to redeem the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control constitute embedded derivatives under derivatives and hedging accounting guidance. Accordingly, the initial estimated fair values of the embedded derivatives were recorded as a reduction in the carrying values of the Senior Notes, Second Lien Notes and Third Lien Notes.  The estimated fair value of the embedded derivatives are reported in other current liabilities in the accompanying consolidated balance sheets and subsequent changes in the fair value of the embedded derivatives are recognized in other operating income (expense) in the accompanying consolidated statements of operations. We measured the estimated fair value of the Senior Notes, Second Lien Notes and Third Lien Notes embedded derivatives using probability-weighted discounted cash flow models (Level 3 inputs). The discounted cash flow models utilize management assumptions of the probability of occurrence of an extension of the maturity date of our Senior Notes and an early redemption of the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control.

Auction Rate Securities. At January 2, 2010, we estimated the fair value of our auction rate securities, which were classified as trading securities under debt and equity securities accounting guidance, using a discounted cash flow model (Level 3 inputs), which measures fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities at January 2, 2010 utilized a discount rates of 2.5% which represent estimated market rates of return, and estimated periods until sale and/or successful auction of the security of one year. The determination of the fair value of our auction rate securities also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty. During the year ended January 1, 2011, we exercised our auction rate securities rights and sold our auction rate securities to UBS for $24.0 million and paid in full our collateralized non-recourse bank loan that was secured by our auction rate securities.

Auction Rate Securities Rights. Our auction rate securities rights allowed us to sell our auction rate securities at par value to UBS, and during the year ended January 1, 2011, we exercised these rights and sold our auction rate securities to UBS. We elected to measure the fair value of the auction rate securities rights under financial instruments accounting guidance, which we believe mitigated volatility in our reported earnings due to the inverse relationship between the fair value of the auction rate securities rights and the underlying auction rate securities. At January 2, 2010, we estimated the fair value of our auction rate securities rights using a discounted cash flow model, similar to the auction rate securities (Level 3 inputs). The discounted cash flow model at January 2, 2010 utilized a discount rate of 1.0% and an estimated period until recovery of less than one year.

The following table summarizes the activity in assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs – see chart below):

			Embedded Derivatives
(in thousands)	Auction Rate Securities	Auction Rate Securities Rights	Senior Notes	Second Lien Notes	Third Lien Notes	Total
Balance at December 27, 2008	$20,798	$4,210	$—	$(968)	$(10,792)	$13,248
Purchases, issuances, sales, exchanges, settlements and debt modifications	—	—	—	(182)	(203)	(385)
Unrealized gains (losses) included in other income (expense), net	3,225	(2,983)	—	(8,778)	1,419	(7,117)
Balance at January 2, 2010	24,023	1,227	—	(9,928)	(9,576)	5,746
Purchases, issuances, sales, exchanges, settlements and debt modifications	(24,023)	(1,227)	(380)	157	5,929	(19,544)
Realized gains included in other income (expense), net(1)	—	—	—	9,554	—	9,554
Unrealized gains (losses) included in other income (expense), net	—	—	(414)	187	3,210	2,983
Balance at January 1, 2011	$—	$—	$(794)	$(30)	$(437)	$(1,261)

(1)
The reduction in the fair value of the embedded derivative liabilities and the $9.6 million credit to other income (expense) during the year ended January 1, 2011 resulted primarily from the Amendment and Waiver which eliminated the redemption premiums payable upon an asset sale or change in control.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table summarizes our assets and liabilities that were measured at fair value on a nonrecurring basis during the period and their respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance:

		Fair Value Measurements Using:
(in thousands)	Net Carrying Value at End of Period	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements Recorded During the Period
January 1, 2011
Wireless spectrum licenses held for sale
Continuing operations	$6,535	$—	$6,535	$—	$—
Discontinued operations(1)	—	—	—	—	13,832
Property and equipment, net
Continuing operations	2,188	—	—	2,188	—
Discontinued operations	30	—	—	30	—
Property and equipment held for sale – discontinued operations	3,500	—	—	3,500	1,500
January 2, 2010
Wireless spectrum licenses held for sale
Continuing operations	$47,934	$—	$47,934	$—	$9,348
Discontinued operations(2)	14,934	—	14,934	—	46,382
Property and equipment, net
Continuing operations	213	—	—	213	202
Discontinued operations(3)	6,515	—	—	6,515	7,775
Property and equipment held for sale – discontinued operations	5,000	—	—	5,000	1,500

(1)
Upon the sale and deconsolidation during the year ended January 1, 2011, of our Slovakia and Switzerland based subsidiaries, we reclassified $1.7 million of the asset impairment charges on our wireless spectrum licenses in Slovakia and Switzerland to net losses on business divestitures reported in discontinued operations.

(2)
Upon the sale of our German spectrum and the insolvency of our discontinued WiMAX Telecom business in Austria and Croatia during the year ended January 2, 2010, we reclassified $20.9 million of asset impairment charges to net losses on business divestitures reported in discontinued operations.

(3)
Upon the insolvency of our discontinued WiMAX Telecom business in Austria during the year ended January 2, 2010, we reclassified $5.2 million of asset impairment charges to net losses on business divestitures reported in discontinued operations.

Wireless Spectrum Licenses. Through our continued efforts to sell our remaining domestic AWS spectrum licenses and our wireless spectrum licenses in Europe and Argentina, we determined that the carrying value of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses. We estimated the fair value of these wireless spectrum licenses based on advanced negotiations and submitted bids from third parties for the purchase of the licenses (Level 2 Inputs). Accordingly, during the years ended January 1, 2011 and January 2, 2010, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Argentina to their estimated fair value and recognized asset impairment charges.

Property and Equipment, Net. In connection with our ongoing discussions to sell our Nevada office building, we determined that indicators of impairment were present, and, accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of our building was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition, and, during the year ended January 1, 2011, we recognized an asset impairment charge.  In connection with our global restructuring initiative, we continued to review our long-lived assets for impairment and, during the year ended January 2, 2010, determined that indicators of impairment were present for the long-lived assets in our semiconductor segment as well as certain other long-lived assets. Accordingly, we performed an assessment to determine if the carrying value of these long-lived assets was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition (Level 3 inputs). Based on the impairment assessment performed, we determined that the carrying value of our property and equipment exceeded its estimated fair value and, accordingly, we recognized asset impairment charges during the year ended January 2, 2010.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments of continuing operations, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations of continuing operations are as follows:

	January 1, 2011			January 2, 2010
(in thousands)	Carrying Amount	Fair Value	Discount Rate	Carrying Amount	Fair Value	Discount Rate
Senior Notes	$122,261	$117,450	15%	$162,076	$156,438	32.5%
Second Lien Notes	158,876	157,777	23%	127,573	122,070	32.5%
Third Lien Notes	497,574	497,574	40%	389,869	347,189	32.5%
Wireless spectrum leases	23,904	11,154	40%	25,768	13,345	32.5%

At January 1, 2011 and January 2, 2010, we determined the fair value of our Senior Notes, Second Lien Notes and leased wireless spectrum licenses using discounted cash flow models with the respective discount rates listed above, which represent our respective estimated incremental borrowing rates as of that date for that type of instrument.  At January 1, 2011, our Third Lien Notes were measured using their fair value for accounting purposes upon reissuance in March 2010.

10.	Income Taxes

Our loss from continuing operations before income taxes is as follows:

	Years Ended
(in thousands)	January 1, 2011	January 2, 2010
United States	$(182,085)	$(216,021)
Foreign	(58)	53
	$(182,143)	$(215,968)

Our net income tax benefit, solely from continuing operations, is as follows:

	Years Ended
(in thousands)	January 1, 2011	January 2, 2010
Current income tax expense:
Federal	$—	$—
State	—	(16)
Foreign	—	—
Total current income tax expense	—	(16)
Deferred income tax benefit:
Federal	21,375	—
State	5,362	949
Foreign	—	160
Total deferred income tax benefit	26,737	1,109
Total income tax benefit	$26,737	$1,093

During 2010, we allocated an income tax benefit of $21.9 million from our discontinued operations to our continuing operations, which was offset by an income tax provision for the same amount in our discontinued operations.  The income from discontinued operations is considered when determining the amount of tax benefit that results from, and allocated to, a loss from continuing operations.  Our income before income taxes from discontinued operations represents a source of income that enables us to realize a tax benefit on our loss from continuing operations before income taxes.  As a result, we have allocated an income tax benefit to the loss from continuing operations.  The Company did not have income in its discontinued operations in 2009 and this allocation was not applicable.

The tax effects of the major items recorded as deferred income tax assets and liabilities for continuing operations are as follows:

	Years Ended
(in thousands)	January 1, 2011	January 2, 2010
Current deferred income tax assets	$3,731	$3,708
Noncurrent deferred income tax assets:
Net operating losses	274,791	191,948
Capitalized start-up expenses	96,467	96,247
Unrealized loss on investments	7,752	7,532
Capital loss	5,492	22,925
Other noncurrent deferred income tax assets	18,645	30,231
Total noncurrent deferred income tax assets	403,147	348,883
Total current and noncurrent deferred income tax assets	406,878	352,591
Noncurrent deferred income tax liabilities:
Indefinite-lived intangible assets	(84,688)	(88,958)
Debt discount	(15,917)	(29,378)
Other noncurrent deferred income tax liabilities	(324)	(293)
Total noncurrent deferred income tax liabilities	(100,929)	(118,629)
Valuation allowance	(390,637)	(322,920)
Net deferred income tax liabilities	$(84,688)	$(88,958)

The valuation allowances as of January 1, 2011 and January 2, 2010 are attributable to deferred tax assets related primarily to income tax loss carryforwards, mostly in the U.S., including certain states, as well as start-up costs and other net deferred tax assets, for which it is more likely than not that the related tax benefits will not be realized. It is our policy that the valuation allowance be decreased or increased in the period management determines that it is more likely than not that the deferred tax assets will be realized or not.

Reconciliations of the U.S. federal statutory income tax rate to our effective tax rate for continuing operations are as follows:

	Years Ended
	January 1, 2011	January 2, 2010
U.S. federal statutory rate	35.0%	35.0%
State taxes, net of federal effect	1.9	—
Increase in valuation allowance	(22.2)	(33.4)
Other	—	(1.1)
Effective tax rate	14.7%	0.5%

As of January 1, 2011, we had approximately $254.4 million of deferred tax assets associated with federal net operating losses that will begin to expire in 2018. As of January 1, 2011, we had approximately $20.4 million of deferred tax assets from state net operating loss carryforwards that will begin to expire in 2011. We believe that it is not more likely than not that the benefit from certain net operating loss carryforwards will be realized. Therefore, we have provided a full valuation allowance on our deferred tax assets relating to these federal, state, and foreign net operating loss carryforwards.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $0.3 million at January 1, 2011. The amount of any unrecognized deferred income tax liability on this temporary difference is not significant.

We have not recorded any unrecognized tax benefits as of January 1, 2011 or January 2, 2010 in accordance with accounting standards for uncertainty in income taxes.  Therefore, the tabular reconciliation of unrecognized tax benefits as well as other required disclosures is not applicable.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2010, our tax years for 2006, 2007, 2008, 2009 and 2010 are subject to examination by the tax authorities.

11.	Commitments and Contingencies

Operating Leases

We lease office, cell sites and certain office equipment under non-cancelable operating leases expiring on various dates through February 2012. We recognize rent expense on a straight-line basis over the respective lease terms. As a result, any differences between recognized rent expense and required upfront rental payments upon execution that reduce future rental payments is recorded as unapplied prepaid rent and any difference between rent expense and rent payments that are reduced by cash or rent abatements is recognized as deferred rent. At January 1, 2011, unapplied prepaid rent of continuing operations totaled $0.2 million and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

Certain commitments have renewal options extending through the year August 2012. Rent expense under operating leases of our continuing operations was $0.3 million and $1.0 million during the years ended January 1, 2011 and January 2, 2010, respectively.

Future minimum lease payments under non-cancelable operating leases at January 1, 2011 are as follows:

(in thousands)	Continuing Operations	Discontinued Operations	Total
Fiscal years:
2011	$280	$36	$316
2012	179	32	211
2013	5	32	37
2014	—	32	32
2015	—	32	32
Thereafter	—	8	8
	$464	$172	$636

Services Agreement

Our discontinued Network Services business entered into an agreement with a third party for the provision of certain engineering design and consulting services. At January 1, 2011, the remaining minimum commitment under this agreement, which terminates in 2016, is $8.2 million.

Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint.  On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint.  On April 30, 2010, NextWave filed a Motion to Dismiss the Second Amended Complaint and the Motion now has been fully briefed and is under submission to the court. At this time, there can be no assurance as to the ultimate outcome of this litigation. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of January 1, 2011, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations

12.	Stockholders’ Deficit

At January 1, 2011, we had the following common shares reserved for future issuance upon the conversion, exercise or issuance of the respective equity instruments:

(in thousands)
Third Lien Notes	7,746
Stock options:
Granted and outstanding	2,446
Available for future grants	2,167
Warrants	1,786
14,145

The effect of the change in ownership interest between NextWave and the noncontrolling interest in subsidiary is as follows:

	Years Ended
(in thousands)	January 1, 2011	January 2, 2010
Net loss attributed to NextWave	$(116,604)	$(290,181)
Transfers from the noncontrolling interest:
Increase in NextWave’s additional paid-in capital for sale of 35% ownership interest in PacketVideo	—	30,954
Change from net loss attributed to NextWave and transfer from the noncontrolling interest	$(116,604)	$(259,227)

During the year ended January 2, 2010, we issued 0.5 million shares of our common stock to the former shareholders of IPWireless, as a result of the achievement of certain revenue milestones in 2007 as specified in the acquisition agreement aggregating $1.6 million, of which $1.2 million was expensed during 2008 and 2007 as share-based compensation expense and $0.4 million was expensed during the year ended January 2, 2010 in other non-operating expense for settlement costs.  Also during the year ended January 2, 2010, as a result of an arbitration settlement with the former shareholders of GO Networks aggregating $2.7 million, we issued 0.4 million shares of our common stock, valued at $2.2 million which was expensed as general and administrative expense during the year ended January 2, 2010 and $0.5 million in cash which was expensed during 2008 and 2007 as share-based compensation expense.

13.	Equity Compensation Plans

NextWave Wireless Inc. Equity Compensation Plans

At January 1, 2011, we had four share-based compensation plans that provide for awards to acquire shares of our common stock. At January 1, 2011, we may issue up to an aggregate of 4.6 million shares of common stock under our equity compensation plans, of which 2.4 million shares are reserved for issuance upon exercise of granted and outstanding options and 2.2 million shares are available for future grants.

The following table summarizes stock option activity during the year ended January 1, 2011:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 2, 2010	3,001	$17.07
Granted	—	$—
Exercised	(60)	$2.35
Canceled	(495)	$22.57
Outstanding at January 1, 2011	2,446	$16.32	4.7	$—
Exercisable at January 1, 2011	2,113 (1)	$18.31	4.1	$—

(1)	Options issued under the NextWave Wireless Inc. 2005 Stock Incentive Plan (the “2005 Plan”) are exercisable prior to the vesting date.

The following table summarizes the unvested stock option activity during the year ended January 1, 2011:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested at January 2, 2010	1,125	$5.58	(1)
Granted	—	$—
Vested	(474)	$5.50	(1)
Canceled	(318)	$8.21	(1)
Unvested at January 1, 2011	333	$3.17

(1)
The weighted average grant date fair value per share includes options granted prior to January 1, 2006 which have no grant date fair value assigned as we adopted new share-based accounting provisions using the prospective transition method, whereby we continue to account for unvested equity awards to employees outstanding at December 31, 2005, using prior accounting provisions which did not result in compensation cost for options with option prices equal to the fair market value of the underlying stock.  We apply the new share-based accounting provision to all awards granted or modified after December 31, 2005.

We received cash from the exercise of stock options under these plans of $0.1 million and $0.4 million, with no related tax benefits, during the years ended January 1, 2011 and January 2, 2010, respectively. The intrinsic value of options exercised during the years ended January 1, 2011 and January 2, 2010, totaled $0.1 million and $0.6 million, respectively.

We utilized the Black-Scholes valuation model for estimating the grant or conversion date fair value of stock awards to employees with the following assumptions:

	Years Ended
	January 1, 2011	January 2, 2010
Risk-free interest rate	n/a	2.13%-3.00%
Expected term (in years)	n/a	5.3-6.0
Weighted average expected stock price volatility	n/a	119%
Expected dividend yield	n/a	0%
Weighted average grant date fair value of options granted	n/a	$2.38

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

We assumed annualized forfeiture rates of 10% for our options granted during the year ended January 2, 2010, based on a combined review of the forfeiture rates applied by peer companies and our historical pre-vesting forfeiture and employee turnover data. Under the true-up accounting provisions for share-based payments we will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

During the year ended January 1, 2011, the Compensation Committee of the Board of Directors approved long-term incentives for Frank Cassou, the Chief Legal Counsel of the Company, and Francis Harding, the Chief Financial Officer of the Company. Each of the executives and certain employees and contractors of NextWave received a restricted stock award granted under the 2005 Plan. Mr. Cassou received an award of 750,000 restricted shares, Mr. Harding received an award of 250,000 restricted shares and the employees and contractors received an aggregate of 236,000 restricted shares. Each of the restricted stock awards will expire after a term of 10 years and will vest in full upon the repayment or retirement in full, whether through redemptions, repayment at maturity date or conversion, of our Third Lien Notes. If the Third Lien Notes are not repaid or retired in full prior to the expiration of the restricted stock awards, the awards will be forfeited.  Compensation cost on these awards was not accruable as of January 1, 2011 and will not be accruable until the net proceeds from sales of wireless spectrum license assets are sufficient to fully redeem the Senior Notes, Second Lien Notes and Third Lien Notes.

PacketVideo Corporation 2009 Equity Incentive Plan

In August 2009, the board of directors of our PacketVideo subsidiary approved the PacketVideo Corporation 2009 Equity Incentive Plan which provided for the issuance of up to 8.2 million shares of PacketVideo common stock for awards that may be issued under the plan.  The Plan provided for the issuance of stock options, restricted stock awards and stock appreciation rights to employees, directors and consultants of PacketVideo.  The options generally vested over four years and have a maximum contractual term of ten years.  This Plan was assumed by DOCOMO upon their acquisition of our remaining interest in PacketVideo in October 2010.

The following table summarizes stock option activity under the PacketVideo equity compensation plan during the year ended January 1, 2011:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share
Outstanding at January 1, 2011	6,418	$2.78
Granted	—	$—
Canceled	(58)	$2.78
Assumed by DOCOMO	(6,360)	$2.78
Outstanding at January 1, 2011	—	$—

The following table summarizes the unvested stock option activity during the year ended January 1, 2011:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested at January 2, 2010	6,418	$1.49
Vested	(1,856)	$1.49
Canceled	(58)	$1.49
Assumed by DOCOMO	(4,504)	$1.49
Unvested at January 1, 2011	—	$—

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

Share-Based Compensation Expense

The following table summarizes our share-based compensation expense for all plans above included in each operating expense line item in our consolidated statements of operations:

	Years Ended
(in thousands)	January 1, 2011	January 2, 2010
General and administrative	$1,078	$1,733
Sales and marketing	—	46
Total continuing operations	1,078	1,779
Discontinued operations	3,284	4,135
Total share-based compensation	$4,362	$5,914

Total compensation cost of options granted to employees but not yet vested as of January 1, 2011, was $2.2 million, which is expected to be recognized over a weighted average period of 1 year.

14.	Quarterly Financial Data

The following table summarizes our operating result by quarter for the two fiscal years ended January 1, 2011:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended January 1, 2011(1)(2)
Net loss from continuing operations(3)	$(966)	$(63,276)	$(65,447)	$(25,717)	$(155,406)
Net income (loss) from discontinued operations, net of gains (losses) on business divestitures, tax and net (income) loss attributed to noncontrolling interest(4)	(2,384)	(7,906)	(14,263)	63,355	38,802
Net income (loss)	(2,916)	(72,853)	(82,267)	37,638	(120,398)
Net income (loss) attributed to NextWave common shares	(3,350)	(71,182)	(79,710)	37,638	(116,604)
Net income (loss) per share attributed to NextWave common shares – basic and diluted:
Continuing operations	$(0.04)	$(2.60)	$(2.69)	$(1.06)	$(6.41)
Discontinued operations	$(0.10)	$(0.33)	$(0.59)	$2.61	$1.60
Net income (loss)	$(0.14)	$(2.93)	$(3.28)	$1.55	$(4.81)
Year Ended January 2, 2010(1)(2)
Net loss from continuing operations(5)	$(59,492)	$(49,241)	$(57,194)	$(48,948)	$(214,875)
Net loss from discontinued operations, net of gains (losses) on business divestitures, tax and net loss attributed to noncontrolling interest(6)	(22,687)	(6,246)	(43,446)	(2,927)	(75,306)
Net loss	(82,179)	(55,487)	(101,669)	(50,950)	(290,285)
Net loss attributed to NextWave common shares	(82,179)	(55,487)	(100,640)	(51,875)	(290,181)
Net loss per share attributed to NextWave common shares – basic and diluted:
Continuing operations	$(2.87)	$(2.21)	$(2.46)	$(2.02)	$(9.54)
Discontinued operations	$(1.10)	$(0.28)	$(1.87)	$(0.12)	$(3.34)
Net loss	$(3.97)	$(2.49)	$(4.33)	$(2.14)	$(12.88)

(1)
We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2010 is a 52-week year ending on January 1, 2011 and fiscal year 2009 is a 53-week year ending on January 2, 2010.

(2)
The results of operations of our Multimedia and Semiconductor segments as well as our WiMAX Telecom, Inquam and South American businesses have been reported as discontinued operations for all periods presented.

(3)	Net loss from continuing operations, net of tax, for the third quarter of 2010 includes asset impairment charges totaling $0.1 million.
(4)
Net loss from discontinued operations, net of tax, for the first, second, third and fourth quarters of 2010 includes asset impairment charges (credits) totaling $1.7 million, $0.3 million, $12.1 million and $(0.6) million, respectively. Net income (loss) from discontinued operations, net of tax, for the second, third and fourth quarters of 2010 include net gains (losses) on divestiture of certain of our Latin America and European businesses of $(4.6) million, $(1.2) million and $0.1 million, respectively.  Net income from discontinued operations, net of tax, for the fourth quarter of 2011 also includes a net gain on sale of our PacketVideo business of $84.1 million.

(5)	Net loss from continuing operations, net of tax, for the first and second quarters of 2009 includes asset impairment charges totaling $9.5 million and $0.1 million, respectively.
(6)
Net loss from discontinued operations, net of tax, for the first, second, third and fourth quarters of 2009 includes asset impairment charges (credits) totaling $9.9 million, $1.5 million, $42.8 million and $(22.6) million, respectively. Net loss from discontinued operations, net of tax, for the first quarter of 2009 includes a $0.1 million gain from cash received on the sale of certain assets of our GO Networks subsidiary, for the third quarter of 2009 includes $3.1 million in gains on the sale of Semiconductor business patents and patent applications and cash payments received in conjunction with a call option on our IPWireless subsidiary and for the fourth quarter of 2009 includes a loss on divestiture of certain of our European businesses of $25.8 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A (T). Controls and Procedures

Disclosure Controls and Procedures

Our management, after evaluating our disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K, has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of January 1, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  This management report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC applicable to “smaller reporting companies” that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended January 1, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in our 2011 Proxy Statement for the Annual Meeting of Stockholders, refer to as the Proxy Statement, under the headings "Proposal 1 — Election of Directors," "Corporate Governance", "Executive Officers and Key Employees," and "Beneficial Ownership of Common Stock", and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2010 fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 will be included in the Proxy Statement under the heading "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

We granted 1,235,500 shares of restricted stock awards during the fiscal year ended January 1, 2011.  The restricted stock awards will vest in full upon the repayment or retirement in full, whether through redemptions, repayment at maturity date or conversion, of the Company’s Third Lien Notes.  Each of the restricted stock awards will expire after a term of 10 years; if the Third Lien Notes are not repaid or retired in full prior to the expiration of the restricted stock awards, the awards will be forfeited.

Information about our equity compensation plans at January 1, 2011 is as follows:

 Equity Compensation Plan Information

Equity Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance
Equity compensation plans approved by security holders(1)	2,190,476	$13.87	—
Equity compensation plans not approved by security holders(2)	255,528	$18.77	2,167,202
Total	2,446,004	$16.32	2,167,202

(1)
In June 2006, NextWave Wireless LLC unit holders approved 20 million Units (approximately 476,190 shares of our common stock) issuable upon the exercise of options to be granted pursuant to the NextWave Wireless LLC 2005 Units Plan (the “2005 Units Plan”).  The remaining Units issuable pursuant to the 2005 Units Plan were approved by the Bankruptcy Court in April 2005 in connection with the plan of reorganization of NextWave Telecom, Inc. and its subsidiaries, including NextWave Wireless LLC.  On November 13, 2006, NextWave Wireless LLC merged with and into NextWave Wireless Inc, and the 2005 Units Plan was assumed by NextWave Wireless Inc., becoming the 2005 Stock Incentive Plan.  In May of 2007, NextWave Wireless Inc. stockholders approved an amendment to the 2005 Stock Incentive Plan to increase the number of shares of common stock available for issuance from 1,785,714 to 3,928,571.  Therefore, 2,190,476 shares of our common stock issuable pursuant to grants under the 2005 Stock Incentive Plan have been approved by stockholders.

(2)
The remaining 1,738,095 shares of common stock issuable pursuant to the grant of options under the 2005 Stock Incentive Plan were approved in April 2005 by the Bankruptcy Court in connection with the plan of reorganization as described above.  The 2005 Stock Incentive Plan provides for the issuance of nonqualified stock options, or restricted, performance-based, bonus, phantom or other stock-based awards to directors, employees and consultants of NextWave.  Thus, 1,738,095 shares of our common stock issued or available for issuance pursuant to grants under the 2005 Stock Incentive Plan have not been approved by shareholders.

In November 2010, the Board of Directors authorized 1,250,029 additional shares of Common Stock issuable pursuant to awards available for grant under the NextWave Wireless Inc. 2005 Stock Incentive Plan, which shares were not approved by stockholders.  At January 1, 2011, the aggregate number of shares of Common Stock Issuable under the 2005 Stock Incentive Plan not approved by stockholders is 2,988,124.

In July 2005, NextWave acquired PacketVideo Corporation, which became our wholly-owned subsidiary following the closing of the acquisition.  In August 2005, the Board of Directors of PacketVideo Corporation adopted the PacketVideo Corporation 2005 Equity Incentive Plan (the “PacketVideo Plan”), pursuant to which employees of PacketVideo Corporation were authorized to receive up to 1,375,000 shares of our common stock upon the exercise of stock options and similar rights (after giving effect to the conversion described below).  The PacketVideo Plan was subsequently amended on two occasions to increase the aggregate number of authorized shares to a total of 1,833,333 shares of our common stock. Pursuant to the terms of the PacketVideo Plan, on January 3, 2007, when we listed our common stock on the Nasdaq Global Market, each outstanding option, exercised or not, under the PacketVideo Plan was automatically converted from an option or other award to purchase PacketVideo common stock into an option or other award to purchase shares of NextWave common stock.  As a result of the 7-for-1 reverse stock split effected on June 21, 2010, the aggregate number of shares of Common Stock issuable under the 2005 PacketVideo Plan that were previously registered is 261,904.  The PacketVideo Plan was not approved by our stockholders.

The remaining information required by Item 12 will be included in the Proxy Statement under the heading "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Proxy Statement under the headings "Transactions with Related Persons" and "Executive Officers and Key Employees" and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Proxy Statement under the heading "Principal Accounting Fees and Services" and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

See Index to Financial Statements under Item 8 of this Annual Report.

(b) Exhibits

Number	Description
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

4.8
Registration Rights Agreement, dated October 9, 2008, between NextWave Wireless Inc., Avenue AIV US, L.P. and Sola Ltd. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.9
First Amendment to the Senior Note Purchase Agreement, dated March 12, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC and the holders named therein and the guarantors named therein, relating to the Company’s 7% Senior Secured Noted due 2010 (incorporated by reference to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.10
Second Amendment to the Senior Note Purchase Agreement, dated as of September 26, 2008, among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.11
Amendment and Limited Waiver dated April 1, 2009 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed April 2, 2009)

4.12
Amendment and Limited Waiver dated June 22, 2009 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (1)

4.13
Amendment and Limited Waiver dated March 16, 2010 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (1)

4.14
Designated Director Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Avenue Capital Management II, L.P. (incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.15	Warrant Agreement, dated April 8, 2009, between NextWave Wireless Inc. and Sola Ltd. (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K filed April 14, 2009)

4.16
Second Lien Incremental Indebtedness Agreement, dated July 2, 2009, between NextWave Wireless Inc., NextWave LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc. and WCS Wireless License Subsidiary, LLC and Avenue AIV US, L.P. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed August 6, 2009)

4.17
Acknowledgment to Registration Rights Agreement, dated July 2, 2009, by NextWave Wireless Inc. (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of NextWave Wireless Inc. filed August 6, 2009)

4.18
First Lien Senior Incremental Notes Agreement, dated May 27, 2010, between the Purchasers, NextWave Wireless Inc., NextWave Wireless LLC and the guarantors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 3, 2010).

Number	Description
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

14.1	NextWave Wireless Inc. Code of Business Conduct and Ethics (available on the Company’s website at http://www.nextwave.com)

21.1	Subsidiaries of the Registrant(1)

Number	Description
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank A. Cassou, Chief Legal Counsel(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Francis J. Harding, Chief Financial Officer(1)

32.1	Section 1350 Certification of Frank A. Cassou, Chief Legal Counsel(1)

32.2	Section 1350 Certification of Francis J. Harding, Chief Financial Officer(1)
________________________
*           These exhibits relate to management contracts or compensatory plans or arrangements.

(1)           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2011.

NEXTWAVE WIRELESS INC.

By:	/s/ Francis J. Harding
Francis J. Harding
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

Chief Legal Counsel and Corporate Secretary
/s/ Frank A. Cassou	(Principal Executive Officer)	March 16, 2011
Frank A. Cassou
Executive Vice President – Chief Financial Officer
/s/ Francis J. Harding	(Principal Financial Officer)	March 16, 2011
Francis J. Harding

/s/ Allen Salmasi	Chairman of the Board of Directors	March 16, 2011
Allen Salmasi

/s/ Douglas Manchester	Director	March 16, 2011
Douglas Manchester

/s/ Jack Rosen	Director	March 16, 2011
Jack Rosen

/s/ Robert T. Symington	Director	March 16, 2011
Robert T. Symington

/s/ Carl E. Vogel	Director	March 16, 2011
Carl E. Vogel

/s/ William H. Webster	Director	March 16, 2011
William H. Webster

INDEX TO EXHIBITS

Number	Description
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

4.8
Registration Rights Agreement, dated October 9, 2008, between NextWave Wireless Inc., Avenue AIV US, L.P. and Sola Ltd. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.9
First Amendment to the Senior Note Purchase Agreement, dated March 12, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC and the holders named therein and the guarantors named therein, relating to the Company’s 7% Senior Secured Noted due 2010 (incorporated by reference to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.10
Second Amendment to the Senior Note Purchase Agreement, dated as of September 26, 2008, among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.11
Amendment and Limited Waiver dated April 1, 2009 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed April 2, 2009)

4.12
Amendment and Limited Waiver dated June 22, 2009 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (1)

4.13
Amendment and Limited Waiver dated March 16, 2010 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (1)

4.14
Designated Director Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Avenue Capital Management II, L.P. (incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.15	Warrant Agreement, dated April 8, 2009, between NextWave Wireless Inc. and Sola Ltd. (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K filed April 14, 2009)

4.16
Second Lien Incremental Indebtedness Agreement, dated July 2, 2009, between NextWave Wireless Inc., NextWave LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc. and WCS Wireless License Subsidiary, LLC and Avenue AIV US, L.P. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed August 6, 2009)

4.17
Acknowledgment to Registration Rights Agreement, dated July 2, 2009, by NextWave Wireless Inc. (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of NextWave Wireless Inc. filed August 6, 2009)

4.18
First Lien Senior Incremental Notes Agreement, dated May 27, 2010, between the Purchasers, NextWave Wireless Inc., NextWave Wireless LLC and the guarantors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 3, 2010).

10.1
Second Lien Parent Guaranty, dated October 9, 2008, by and among NextWave Wireless Inc., The Bank of New York Mellon, as collateral agent and the note purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

Number	Description
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

14.1	NextWave Wireless Inc. Code of Business Conduct and Ethics (available on the Company’s website at http://www.nextwave.com)

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank A. Cassou, Chief Legal Counsel (1)

Number	Description
31.2	Rule 13a-14(a)/15d-14(a) Certification of Francis J. Harding, Chief Financial Officer(1)

32.1	Section 1350 Certification of Frank A. Cassou, Chief Legal Counsel (1)

32.2	Section 1350 Certification of Francis J. Harding, Chief Financial Officer(1)

________________________
*           These exhibits relate to management contracts or compensatory plans or arrangements.

(1)           Filed herewith.