Form 10-Q
period 2011-04-02
NextWave Wireless Inc.
filed 2011-05-13
CIK 1374993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

(619) 573-1570

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 10, 2011, there were 23,729,080 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	April 2, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$31,472	$42,528
Restricted cash	19	20
Wireless spectrum licenses held for sale	6,535	6,535
Deferred financing costs, net	2,394	3,262
Prepaid expenses and other current assets	780	1,092
Current assets of discontinued operations	3,568	3,632

Total current assets	44,768	57,069
Wireless spectrum licenses, net	437,622	437,781
Property and equipment, net	1,969	2,188
Other assets	115	115

Total assets	$484,474	$497,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$798	$947
Accrued expenses	2,560	3,427
Current portion of long-term obligations	834,605	784,649
Other current liabilities	11	1,272
Current liabilities of discontinued operations	486	515

Total current liabilities	838,460	790,810
Deferred income tax liabilities	85,511	84,688
Long-term obligations, net of current portion	17,107	19,821

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.007 par value; 57,143 shares authorized; 23,729 shares issued and outstanding at April 2, 2011 and January 1, 2011	166	166
Additional paid-in-capital	887,889	887,676
Accumulated other comprehensive income	23,472	21,116
Accumulated deficit	(1,368,131)	(1,307,124)

Total stockholders’ deficit	(456,604)	(398,166)

Total liabilities and stockholders’ deficit	$484,474	$497,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Operating expenses:
General and administrative	$6,041	$5,840
Asset impairment charges	—	(4)
Restructuring credits	(1,076)	(7)

Total operating expenses	4,965	5,829
Net gain (losses) on sale of wireless spectrum licenses	(90)	164

Loss from operations	(5,055)	(5,665)

Other income (expense):
Interest income	15	267
Interest expense	(58,502)	(44,088)
Gain on extinguishment of debt	—	37,988
Other income (expense), net	1,255	10,532

Total other income (expense), net	(57,232)	4,699

Loss from continuing operations before income taxes	(62,287)	(966)
Income tax benefit	161	—

Net loss from continuing operations	(62,126)	(966)

Income (loss) from discontinued operations before income taxes, net of gains on divestitures of discontinued operations of $1,655 and $1, respectively	1,762	(1,853)
Income tax provision	(643)	(97)

Net income (loss) from discontinued operations	1,119	(1,950)
Net income attributed to noncontrolling interest in subsidiary	—	(434)

Net income (loss) from discontinued operations attributed to NextWave	1,119	(2,384)

Net loss attributed to NextWave	$(61,007)	$(3,350)

Other comprehensive loss:
Net loss	$(61,007)	$(2,916)
Foreign currency translation adjustment	2,356	(293)

Total other comprehensive loss	(58,651)	(3,209)
Less: other comprehensive income attributable to noncontrolling interest in subsidiary	—	(11)

Other comprehensive loss attributed to NextWave	$(58,651)	$(3,220)

Amounts attributed to NextWave common shares:
Net loss from continuing operations	$(62,126)	$(966)
Net income (loss) from discontinued operations	1,119	(2,384)

Net loss attributed to NextWave common shares	$(61,007)	$(3,350)

Net income (loss) per share attributed to NextWave common shares – basic and diluted
Continuing operations	$(2.56)	$(0.04)
Discontinued operations	0.05	(0.10)

Net loss	$(2.51)	$(0.14)

Weighted average shares used in per share calculation	24,279	24,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
OPERATING ACTIVITIES
Net loss	$(61,007)	$(2,916)
Net income (loss) from discontinued operations	1,119	(1,950)

Net loss from continuing operations	(62,126)	(966)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Amortization of intangible assets	1,916	1,920
Depreciation	219	81
Non-cash share-based compensation	213	356
Paid-in-kind interest	30,606	21,916
Amortization of deferred financing costs and discounts	27,894	21,963
Gain on extinguishment of debt	—	(37,988)
Gain (losses) on sales of wireless spectrum licenses	90	(164)
Asset impairment charges	—	(4)
Gains from changes in estimated fair values of embedded derivatives	(1,261)	(9,469)
Other non-cash adjustments	(1,076)	(74)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	312	418
Other assets	—	(337)
Accounts payable and accrued liabilities	(735)	(4,504)
Other liabilities and deferred credits	448	(95)

Net cash used in operating activities of continuing operations	(3,500)	(6,947)

INVESTING ACTIVITIES
Proceeds from (payments for) the sale of wireless spectrum licenses	(90)	164

FINANCING ACTIVITIES
Payments on long-term obligations	(9,711)	(3,707)
Proceeds from the sale of common shares	—	141

Net cash used in financing activities of continuing operations	(9,711)	(3,566)

Cash provided (used) by discontinued operations:
Net cash used in operating activities of discontinued operations	(888)	(1,684)
Net cash provided by investing activities of discontinued operations	3,046	61

Net cash provided (used) by discontinued operations	2,158	(1,623)
Effect of foreign currency exchange rate changes on cash	63	(359)

Net decrease in cash and cash equivalents	(11,080)	(12,331)
Cash and cash equivalents, beginning of period	42,598	20,512

Cash and cash equivalents, end of period	31,518	8,181
Less cash and cash equivalents of discontinued operations, end of period	(46)	(4,816)

Cash and cash equivalents of continuing operations, end of period	$31,472	$3,365

NONCASH FINANCING ACTIVITIES
Senior, Second and Third Lien Notes issued to noteholders in exchange for debt modification fees	$—	$21,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of NextWave Wireless Inc. (together with its subsidiaries, “NextWave”, “we”, “our” or “us”) are unaudited. We have prepared the condensed consolidated financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments necessary to fairly state our financial position, results of operations and cash flows, including adjustments related to asset impairment write-offs and restructuring-related charges. These condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended January 1, 2011, from which the balance sheet data was derived, included in our Annual Report on Form 10-K filed with the SEC on March 17, 2011.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We generated net losses attributable to NextWave of $61.0 million and $3.4 million for the three months ended April 2, 2011 and April 3, 2010, respectively, and have an accumulated deficit of $1.4 billion at April 2, 2011. Our net loss from continuing operations of $1.0 million for the three months ended April 3, 2010 includes a $38.0 million noncash gain on extinguishment of debt resulting from the debt modification of our Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”) in March 2010, which was treated as an extinguishment of debt for accounting purposes. Without this gain, we would have reported a loss from continuing operations of $39.0 million for the three months ended April 3, 2010. We used cash from operating activities of our continuing operations of $3.5 million and $6.9 million during the three months ended April 2, 2011 and April 3, 2010, respectively. Our total unrestricted cash and cash equivalents included in current assets of continuing operations at April 2, 2011 totaled $31.5 million. We had a net working capital deficit of $793.7 million at April 2, 2011.

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

In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, in the second half of 2008, our Board of Directors approved the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our multimedia, network infrastructure and semiconductor businesses. The results of operations of these business are reported below under the heading “Discontinued Operations”.

In 2010, we had capital expenditure needs associated with certain build-out or substantial service requirements which apply to our licensed wireless spectrum, which generally must be satisfied as a condition of the license. The substantial service build-out deadline for our domestic Wireless Communication Services (“WCS”) spectrum was July 21, 2010 under the Federal Communication Commission (“FCC”) rules in existence at that time. We made the capital expenditures required to complete the applicable WCS build-out requirements by the July 21, 2010 deadline. Right before the deadline, on May 20, 2010, the FCC adopted new rules that became effective September 1, 2010 replacing the July 21, 2010 substantial service requirements with new requirements that must be met by March 4, 2014 and additional requirements that must be met by September 1, 2016. Since the effective date for the new rules was in September, after the July deadline for completion of the build out required by the old rules, and we had completed the build out in accordance with the old rules, we filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. To date the FCC has not accepted our substantial service showings under the rules in effect on July 20, 2010; accordingly, we may be required to make additional capital expenditures to comply with the new rules. The substantial service deadline for Educational Broadband Service (“EBS”) spectrum was extended by the FCC on March 21, 2011 to November 1, 2011; however, most of our EBS leases required us to complete build-out activities in 2010, in advance of the FCC’s substantial service deadline. To meet the substantial service requirements for EBS spectrum we arranged with our EBS licensees to either (a) have the EBS licensee continue to use the spectrum to provide educational services in the cases where the EBS licensee is currently providing such service or (b) provide educational services on a network that was installed by us, at our cost, either of which option is intended to deliver educational services over the spectrum in compliance with the FCC’s educational safe harbor to meet the substantial service showing by the deadline. We have completed build-out activities for our EBS leases. Our reliance on the EBS licensees to provide the educational service may subject us to risk of non-renewal in the event the EBS licensee fails to provide the service. In addition, the affected license(s) are subject to non-renewal if the FCC does not accept the substantial service showing. The substantial service deadline for Broadband Radio Service (“BRS”) spectrum was May 1, 2011. With respect to our domestic BRS spectrum, we have constructed and are operating a commercial system using the spectrum to meet the FCC substantial service requirement. The affected license(s) are subject to non-renewal if the FCC does not accept our substantial service showing.

Debt Maturities and Ability to Continue as Going Concern

Our Senior Notes, having an aggregate principal amount of $123.7 million at April 2, 2011, will mature in July 2011, and our Second Lien Notes, having an aggregate principal amount of $173.2 million at April 2, 2011, will mature in November 2011. In addition, our Third Lien Notes, having an aggregate principal amount of $618.9 million at April 2, 2011, will mature in December 2011. Our current cash reserves are not sufficient to meet these payment obligations. We also anticipate that we will be unable to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current maturity dates. We have been engaged in discussions with the holders of our secured notes relating to a maturity extension and related amendments to our notes agreements since January 2011. At this time, the holders of our secured notes have not reached agreement on terms relating to a maturity extension, no discussions are actively ongoing, and there can be no assurance that discussions will be re-engaged or that an agreement will be reached. An independent committee of the Board of Directors has authorized Moelis and Company to seek alternative sources of financing to repay the Senior Notes and Second Lien Notes, which financing may require a maturity extension and other concessions and consents from the holders of the Third Lien Notes, which cannot be assured. At this time, alternative financing has not been identified. If we are unable to extend maturity beyond 2011, or identify and successfully implement alternative financing to repay the Senior Notes and Second Lien Notes, the holders of our Notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders. The accompanying financial statements have been prepared assuming the company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis contemplates the recovery of the company’s assets and the satisfaction of liabilities in the normal course of business.

Discontinued Operations

Our continuing operations are comprised of our portfolio of licensed wireless spectrum assets. We continue to pursue sales of our wireless spectrum license assets, the net proceeds of which will be used to reduce our outstanding indebtedness.

The results of operations of our PacketVideo and Cygnus subsidiaries, our Semiconductor and Global Services Support strategic business units and our WiMAX Telecom, Inquam and South American businesses, have been reported as discontinued operations in the consolidated financial statements for all periods presented, prior to sale or dissolution of the respective business. In October 2010, we sold our remaining 65% stock ownership in our PacketVideo subsidiary.

The carrying amounts of the assets and liabilities of our discontinued operations are as follows:

(in thousands)	April 2, 2011	January 1, 2011
Cash and cash equivalents	$46	$70
Property and equipment held for sale	3,500	3,500
Property and equipment, net	—	30
Other current assets	22	32

Current assets of discontinued operations	$3,568	$3,632

Current liabilities of discontinued operations	$486	$515

The financial results of our discontinued operations are as follows:

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010
Revenues (including related party revenues of $0 and $7,069, respectively)	$6	$18,750
Total operating expenses (credits) (including related party cost of revenues of $0 and $303, respectively)(1)	(101)	20,625
Net gains on business divestitures	1,655	1
Income (loss) before income taxes	1,762	(1,853)
Net income (loss) from discontinued operations	1,119	(1,950)
Net income attributed to noncontrolling interest in subsidiary	—	(434)
Net income (loss) from discontinued operations attributed to NextWave	1,119	(2,384)

(1)	Total operating expense credits for the three months ended April 2, 2011 includes a $0.1 million gain on the sale of equipment. Total operating expenses for the three months ended April 3, 2010 include asset impairment and restructuring charges of $1.7 million and $0.9 million, respectively.

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned and majority-owned subsidiaries as of April 2, 2011 and April 3, 2010, and for the three months then ended, respectively. Noncontrolling interest represents the noncontrolling shareholder’s proportionate share of the net equity in our consolidated subsidiary, PacketVideo prior to the sale of our remaining 65% stock ownership in PacketVideo in October 2010. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal years 2011 and 2010 are 52-week years ending on December 31, 2011 and January 1, 2011, respectively. The three month periods ending on April 2, 2011 and April 3, 2010 include 13 weeks each.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to income taxes, share-based awards, wireless spectrum licenses and other long-lived assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, and entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company has adopted the updated guidance for its consolidated financial statements as of the fiscal year beginning January 2011. There was no material impact upon adoption of this guidance.

2.	Related Party Transactions

Debt-Related Transactions

Avenue Capital Management II, L.P., is an affiliate of Avenue Capital. Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. As of April 2, 2011, Avenue Capital and its affiliates owned shares of our issued and outstanding common stock, such that Avenue Capital would be considered a related party, $92.9 million, or 75% of the aggregate principal amount of our Senior Notes, $134.8 million, or 78% of the aggregate principal amount of our Second Lien Notes and $174.3 million, or 28% of the aggregate principal amount of our Third Lien Notes. As of April 2, 2011, Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors owned shares of our issued and outstanding common stock, such that Solus would be considered a related party, $30.8 million, or 25% of the aggregate principal amount of our Senior Lien Notes, $38.3 million, or 22% of the aggregate principal amount of our Second Lien Notes and $71.5 million, or 12% of the aggregate principal amount of our Third Lien Notes.

Effective as of March 16, 2010, we entered into an Amendment and Limited Waiver (the “Amendment and Waiver”) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes. Pursuant to the Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes. In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011. As a result of the Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%. As a result of the Amendment and Waiver, all Notes receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated. The

Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million and, after payment in full on October 12, 2010 of certain designated Senior Notes with an aggregate principal and accrued interest amount of $58.8 million and the Senior Incremental Notes (as defined below) with an aggregate principal and accrued amount of $26.6 million, permitted us to retain up to $12.5 million for general working capital purposes and permitted investments.

As consideration for the Amendment and Waiver, we paid an amendment fee to each of Avenue, Solus, Douglas F. Manchester, a member of our Board of Directors and Navation, Inc. (“Navation”), an entity owned by Allen Salmasi, our Chairman, through the issuance of additional Notes under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such holder’s existing Notes as of March 16, 2010. The Fee Notes were paid on March 16, 2010 by the issuance of Senior Notes, Second Lien Notes and Third Lien Notes to Avenue Capital, Solus, Mr. Manchester and Navation, and accrue interest and become payable in accordance with the terms of the respective Note Agreements. Avenue Capital received $2.3 million in Senior Notes, $2.8 million in Second Lien Notes and $3.7 million in Third Lien Notes. Solus received $0.7 million in Senior Notes, $0.8 million in Second Lien Notes and $1.5 million in Third Lien Notes. Mr. Manchester and Navation each received $1.9 million in Third Lien Notes. The transactions contemplated by the Amendment and Waiver, including the issuance of the Senior Incremental Notes, were approved and recommended to our Board of Directors by an independent committee consisting of members of the Board of Directors who did not have any direct or indirect economic interest in the Notes.

In connection with the Amendment and Waiver, we entered into a binding commitment letter (the “Commitment Letter”) with Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto (“Avenue”), and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors (“Solus”), to provide up to $25.0 million in additional financing through the purchase of additional Senior Notes (the “Senior Incremental Notes”). The terms of the Commitment Letter provide that we are entitled to borrow up to $25.0 million in one or more borrowings after March 16, 2010 but prior to July 31, 2010, No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes.

The Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the amendment date for accounting purposes. The new issue of Third Lien Notes was recorded at fair value and that amount was used to determine the net debt extinguishment gain of $38.0 million recognized during the three months ended April 3, 2010, in other income in the accompanying condensed consolidated statements of operations.

Revenue Transactions

PacketVideo sold and licensed versions of its multimedia player to NTT DOCOMO, INC. (“DOCOMO”), a related party, for installation into DOCOMO handset models. PacketVideo recognized $7.1 million in related party revenues and $0.3 million in cost of revenues, during the three months ended April 3, 2010 in the consolidated statements of operations for our discontinued operations.

3.	Wireless Spectrum Licenses and Business Divestiture

Dispositions

We continue to market for sale our wireless spectrum holdings and have retained Moelis and Company to explore the sale of our wireless holdings in the United States and Canada. Any sale or transfer of the ownership of our wireless spectrum holdings is generally subject to regulatory approval. We are required to use the net proceeds from the sale of our wireless spectrum licenses to redeem our Senior Notes, Second Lien Notes and Third Lien Notes.

During the three months ended April 2, 2011, we recognized $0.1 million in losses on the sale of wireless spectrum licenses which represents legal costs we incurred related to our ongoing negotiations to sell our wireless spectrum license assets.

During the three months ended April 2, 2011, we completed the sale of our remaining subsidiaries in Latin America to a third party for $3.0 million and recognized a gain on the divestiture of $1.7 million, all of which is reported in discontinued operations in the consolidated statement of operations.

During the three months ended April 3, 2010, we received lease revenue, pending completion of the sale of certain of our owned WCS spectrum licenses in the United States to a third party, of $0.3 million, and after deducting incremental costs of $0.1 million, recognized a gain of $0.2 million.

We anticipate that certain of our remaining wireless spectrum licenses will be sold within the next twelve months. Accordingly, at April 2, 2011, we classified wireless spectrum holdings with a carrying value of $6.5 million as assets held for sale, and, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing these assets. Any net proceeds from these sales will be used to redeem a portion of the Senior Notes.

Impairment Charges

Through our continued efforts to sell our wireless spectrum licenses in Europe and Latin American during 2010, we determined that the carrying value of certain of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build-out obligations in Europe during this time period. Accordingly, during the three months ended April 3, 2010, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Latin American to their estimated fair value and recognized asset impairment charges of $1.7 million, all of which is reported in discontinued operations.

4.	Restructuring Charges

The following summarizes the restructuring activity for the three months ended April 2, 2011 and April 3, 2010 and the related restructuring liabilities:

(in thousands)	Balance at Beginning of Year	Charges (Credits) to Expense	Cash Payments	Balance at End of Period
For the Three Months Ended April 2, 2011
Lease abandonment costs – continuing operations(1)	$1,855	$(1,030)	$(825)	$—

For the Three Months Ended April 3, 2010
Lease abandonment and facility closure costs(2)	$1,750	$(5)	$—	$1,745
Other related costs, including contract termination costs, selling costs and legal fees	349	969	(147)	1,171

Total	$2,099	$964	$(147)	$2,916

Continuing operations	$1,833	$103		$1,875
Discontinued operations	266	861		1,041

Total	$2,099	$964		$2,916

(1)	During the three months ended April 2, 2011, we renegotiated our $1.9 million long-term obligation, which resulted from a previous renegotiation of one of our abandoned lease liabilities, paid $0.8 million in full settlement of this obligation and recognized a $1.1 million credit to restructuring charges of continuing operations in the consolidated statements of operations.
(2)	The reduction in lease abandonment and facility closure costs expense during the three months ended April 3, 2010 represents $0.1 million in reductions in our estimated lease liabilities, partially offset by interest accretion expense on long-term obligations resulting from the renegotiation of one of our abandoned lease liabilities, which is reported in interest expense of continuing operations in the consolidated statements of operations.

5.	Long-Term Obligations

Long-term obligations held by continuing operations consist of the following:

(dollars in thousands)	April 2, 2011	January 1, 2011
15% Senior Secured Notes due July 2011, net of unamortized discounts of $1,147 and $2,215 at April 2, 2011 and January 1, 2011, respectively	$122,577	$122,261
15% Senior-Subordinated Secured Second Lien Notes due November 2011, net of unamortized discounts of $5,842 and $7,952 at April 2, 2011 and January 1, 2011, respectively	167,314	158,876
14% Third Lien Subordinated Secured Convertible Notes due December 2011, net of unamortized discounts of $78,303 and $101,567 at April 2, 3011 and January 1, 2011, respectively	540,567	497,574
Wireless spectrum leases, net of unamortized discounts of $14,949 and $14,183 at April 2, 2011 and January 1, 2011, respectively; expiring from 2014 through 2036 with one to five renewal options ranging from 10 to 15 years each	21,254	23,904
Abandoned lease liability	—	1,855

Long-term obligations	851,712	804,470
Less current portion	(834,605)	(784,649)

Long-term portion	$17,107	$19,821

The following table summarizes the activity related to our long-term obligations, net of any unamortized discounts, for the three months ended April 2, 2011 and April 3, 2010:

	Continuing Operations
(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Other	Total	Discontinued Operations	Total
For the Three Months Ended April 2, 2011
Balance, January 1, 2011	$122,261	$158,876	$497,574	$25,759	$804,470	$—	$804,470
Paid-in-kind interest	4,548	6,328	19,730	—	30,606	—	30,606
Amortization of debt discount	1,068	2,110	23,263	585	27,026	—	27,026
Extension of wireless spectrum lease	—	—	—	397	397	—	397
Cash payments	(5,300)	—	—	(4,411)	(9,711)	—	(9,711)
Favorable settlement reclassified to restructuring credits	—	—	—	(1,076)	(1,076)	—	(1,076)

Balance, April 2, 2011	$122,577	$167,314	$540,567	$21,254	$851,712	$—	$851,712

For the Three Months Ended April 3, 2010
Balance, January 2, 2010	$162,076	$127,573	$389,869	$48,586	$728,104	$4,205	$732,309
Extinguishment of Third Lien Notes upon modification	—	—	(409,078)	—	(409,078)	—	(409,078)
Issuance of new Third Lien Notes upon modification	—	—	367,359	—	367,359	—	367,359
Paid-in-kind interest	5,785	5,071	11,060	—	21,916	—	21,916
Fee notes issued(1)	—	—	13,307	—	13,307	—	13,307
Amortization of debt discount	2,350	2,632	14,973	694	20,649	68	20,717
Cash payments	—	—	—	(3,707)	(3,707)	—	(3,707)
Fair value of embedded derivatives	—	—	(3,647)	—	(3,647)	—	(3,647)
Change in fair value of embedded derivatives	(160)	155	—	—	(5)	—	(5)

Balance, April 3, 2010	$170,051	$135,431	$383,843	$45,573	$734,898	$4,273	$739,171

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

The following table summarizes the activity related to our unamortized debt issuance costs for the three months ended April 2, 2011 and April 3, 2010:

	Unamortized Debt Issuance Costs
(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Total
For the Three Months Ended April 2, 2011
Balance at January 1, 2011	$35	$3,076	$151	$3,262
Amortization of costs	(17)	(816)	(35)	(868)

Balance at April 2, 2011	$18	$2,260	$116	$2,394

For the Three Months Ended April 3, 2010
Balance, January 2, 2010	$199	$6,662	$—	$6,861
Issuance costs for reissued Third Lien Notes	—	—	250	250
Amortization of costs	(66)	(1,242)	(6)	(1,314)

Balance at April 3, 2010	$133	$5,420	$244	$5,797

The July 17, 2011 maturity date of our Senior Notes may be extended to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes.

The interest payable on our Third Lien Notes increases 1% per annum on each of June 30, 2011 and September 30, 2011 to a maximum of 16%.

A failure to pay our Senior Notes on their July 17, 2011 maturity date would result in an event of default and after such date the principal amount of the Senior Notes will accrue default interest at a rate of 2% per annum in addition to the interest rate currently in effect. A failure to pay our Senior Notes on their maturity date would also give rise to an event of default under our Second Lien Notes and Third Lien Notes, which would entitle the holders of at least 51% of the aggregate principal amount of each such series of notes to declare amounts outstanding under such notes immediately due and payable prior to their scheduled maturity dates of November 2011 and December 2011, respectively. In addition, such event of default would cause the principal amount of the Second Lien Notes and the Third Lien Notes to accrue default interest at a rate of 2% per annum, in addition to the interest rate currently in effect.

6.	Net Income (Loss) Per Common Share Information

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

Our weighted average number of common shares outstanding includes the weighted average number of 1.8 million for warrants exercisable for shares of our common stock during each of the three months ended April 2, 2011 and April 3, 2010, respectively, as they are issuable for an exercise price of $0.07 each. At April 2, 2011, 1.8 million of these warrants remained outstanding.

The following securities that could potentially reduce net income or increase net loss per share in the future are not included in the determination of diluted income (loss) per share as they are antidilutive. The share amounts are determined using a weighted average of the common stock equivalents outstanding during the respective periods.

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010
Third Lien Notes	7,754	6,779
Outstanding stock options	1,560	2,965
Unvested restricted stock	1,236	—

7.	Stockholders’ Deficit

Changes in shares of common stock and total stockholders’ deficit for the three months ended April 2, 2011 are as follows:

(in thousands)	Shares of Common Stock	Total Stockholders’ Deficit
Balance at January 1, 2011	23,729	$(398,166)
Share-based compensation expense	—	213
Foreign currency translation adjustment	—	2,356
Net loss	—	(61,007)

Balance at April 2, 2011	23,729	$(456,604)

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance:

		Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At April 2, 2011
Cash and cash equivalents	$31,518	$31,518	$—	$—
At January 1, 2011
Cash and cash equivalents	$42,598	$42,598	$—	$—
Embedded derivatives(1)	1,261	—	—	1,261

(1)	Included in other current liabilities in the accompanying condensed consolidated balance sheet

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

The following table summarizes the activity in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs):

	Embedded Derivatives
(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Total
Balance at January 1, 2011	$(794)	$(30)	$(437)	$(1,261)
Unrealized gains included in other income (expense), net	794	30	437	1,261

Balance at April 2, 2011	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There have been no significant changes to our assets measured at fair value on a nonrecurring basis during the three months ended April 2, 2011.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments of continuing operations, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations of continuing operations are as follows:

	April 2, 2011			January 1, 2011
(in thousands)	Carrying Amount	Fair Value	Discount Rate	Carrying Amount	Fair Value	Discount Rate
Senior Notes	$122,577	$123,821	15%	$122,261	$117,450	15%
Second Lien Notes	167,314	166,208	23%	158,876	157,777	23%
Third Lien Notes	540,567	540,567	40%	497,574	497,574	40%
Wireless spectrum leases	21,254	8,879	40%	23,904	11,154	40%

At April 2, 2011 and January 1, 2011, we determined the fair value of our long-term obligations using discounted cash flow models with the respective discount rates listed above, which represent our respective estimated incremental borrowing rates as of that date for that type of instrument. At January 1, 2011, our Third Lien Notes were measured using their fair value for accounting purposes upon reissuance in March 2010.

9.	Commitments and Contingencies

Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint and on March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. The Court granted the lead plaintiff the opportunity to file a further amended complaint, and we are waiting to see if they will do so. At this time, there can be no assurance as to the ultimate outcome of this litigation. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of April 2, 2011, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Our actual results could differ substantially from those anticipated by such forward-looking information due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report. Additionally, the following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 1, 2011 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011.

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal years 2011 and 2010 are 52-week years ending on December 31, 2011 and January 1, 2011, respectively. The three month periods ending April 2, 2011 and April 3, 2010 include 13 weeks each.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As more fully described in Note 1 to the financial statements, we have incurred recurring operating losses and have substantial debt maturities beginning in July 2011 and our cash reserves will not be sufficient to meet these payment obligations. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OVERVIEW

First Quarter

•

Our net loss from continuing operations during the first quarter of 2011 was $62.1 million compared to $1.0 million, and $39.0 million prior to the gain on extinguishment of debt of $38.0 million, for the first quarter of 2010.

•

During the first quarter of 2011, we completed the sale of our remaining subsidiaries in Latin America to a third party for $3.0 million and recognized a gain on the divestiture of $1.7 million, all of which is reported in discontinued operations in the consolidated statement of operations.

Our Business

NextWave Wireless Inc. is a holding company for a significant wireless spectrum portfolio. Our continuing operations are focused on the management of our wireless spectrum interests. Our total domestic spectrum holdings consist of approximately 3.8 billion MHz POPs. The term “MHz-POPs” is defined as the product derived from multiplying the number of megahertz associated with a license by the population of the license’s service area. Our wireless license portfolio covers approximately 214.3 million total POPs, with 102.8 million POPs covered by 20 MHz or more of spectrum, and an additional 93.0 million POPs covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York City metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Service (“AWS”) bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

Our international spectrum included in continuing operations include 2.3 GHz licenses in Canada with 15 million POPs covered by 30 MHz of spectrum.

We continue to pursue the sale of our wireless spectrum holdings and have retained Moelis and Company to explore the sale of our wireless holdings in United States and Canada. Any sale or transfer of the ownership of our wireless spectrum holdings is subject to regulatory approval.

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

•

the timing and associated costs of build-out or substantial service requirements attached to our spectrum licenses, where a failure to comply with these requirements could result in license forfeiture;

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

Our efforts to sell our wireless spectrum holdings on favorable terms has been delayed by current market conditions, as well as regulatory and other market activities involving potential buyers, including the pending acquisition of T-Mobile by AT&T, which may delay purchasing decisions by telecommunications service providers pending regulatory decisions on the transaction, and uncertainties relating to Sprint and Clearwire’s WiMAX network deployment. We are continuing to have discussions with numerous parties who have expressed interest in our various spectrum assets. However, we believe that adverse economic conditions and other factors beyond our control continue to affect potential purchasers of our wireless spectrum, and there can be no assurance as to the timing of further spectrum sales or the sales prices that will be attained.

Discontinued Operations

The results of operations of our PacketVideo and Cygnus subsidiaries, our Semiconductor and Global Services Support strategic business units and our WiMAX Telecom, Inquam and South American businesses, have been reported as discontinued operations in the consolidated financial statements for all periods presented, prior to sale or dissolution of the respective business.

Our discontinued international operations hold a nationwide 2.0 GHz license in Norway.

RESULTS OF OPERATIONS

The results of operations of our PacketVideo and Cygnus subsidiaries, our Semiconductor and Global Services Support strategic business units and our WiMAX Telecom, Inquam and South American businesses, have been reported as discontinued operations in the consolidated financial statements for all periods presented, prior to sale or dissolution of the respective business.

Comparison of Our First Quarter of 2011 to Our First Quarter of 2010 – Continuing Operations

General and Administrative

General and administrative expenses from continuing operations during the first quarter of 2011 were $6.0 million compared to $5.8 million for the first quarter of 2010. The $0.2 million increase is attributable primarily to maintenance expenditures associated with certain build-out or substantial service requirements of our licensed wireless spectrum, which generally must be satisfied as a condition of the license.

Included in general and administrative expenses during each of the first quarters of 2011 and 2010 is $1.9 million of amortization of finite-lived wireless spectrum. Also included in general and administrative expenses during the first quarters of 2011 and 2010 is $0.2 million and $0.4 million, respectively, of share-based compensation expense.

Restructuring Credits

During the first quarter of 2011, we recognized a benefit of $1.1 million resulting from a renegotiation of our $1.9 million long-term obligation stemming from a previous renegotiation of one of our abandoned lease liabilities whereby we paid $0.8 million in full settlement of the obligation.

Net gain (losses) on Sale of Wireless Spectrum Licenses

During the first quarter of 2011 we incurred $0.1 million in legal costs related to our ongoing negotiations to sell our wireless spectrum license assets.

During the first quarter of 2010 we received lease revenue, pending completion of the sale of certain of our owned WCS spectrum licenses in the United States to a third party, of $0.3 million, and after deducting incremental costs of $0.1 million, recognized a gain of $0.2 million.

Interest Expense

Interest expense from continuing operations during the first quarter of 2011 was $58.5 million, compared to $44.1 million during the first quarter of 2010, an increase of $14.4 million. The increase is primarily attributable to higher principal and paid-in-kind interest and the March 2010 Amendment and Waiver, which increased the interest rates on our Notes. Interest expense and interest accretion of the debt discount and issuance costs related to our Third Lien Notes accounted for $17.0 million of the increase. Our Second Lien Notes accounted for an additional increase of $1.2 million due to higher principal and paid-in-kind interest, which was partially offset by $0.9 million in lower interest accretion of the debt discount and issuance costs as the Notes near maturity. These increases were partially offset by $2.7 million in lower interest expense from our Senior Notes due to the lower principal balance of our Senior Notes and lower accretion of the related debt discount and issuance costs as the Notes near maturity. Higher paid-in-kind interest on our Third Lien Notes and amortization of the related discount will continue to increase our interest expense during the remainder of the year.

Gain on Extinguishment of Debt

The Amendment and Waiver modification to our Third Lien Notes in March 2010, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the modification date for accounting purposes. The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, and that amount was used to determine net debt extinguishment gain recognized during the first quarter of 2010 of $38.0 million. The net gain was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the Third Lien noteholders.

Other Income and Expense, Net

Other income, net, from continuing operations during the first quarter of 2011 was $1.3 million, compared to other income, net of $10.5 million during the first quarter of 2010, a decrease of $9.2 million. The decrease in other income, net, reflects primarily changes in the estimated fair values of our embedded derivatives aggregating $8.2 million and cash of $1.0 million released from escrow during the first quarter of 2010 related to our reorganization in 2005. Of the $8.2 million change in the estimated fair values of our embedded derivative liabilities, $9.6 million of the credit to other income (expense) during the first quarter of 2010 resulted from the Amendment and Waiver which eliminated the Second Lien Note redemption premiums required upon an asset sale or change in control.

Income Taxes

During the first quarters of 2011 and 2010, substantially all of our U.S. subsidiaries had net losses for tax purposes with full valuation allowances. During the first quarter of 2010 no income tax provision or benefit was recognized for these subsidiaries.

Our effective income tax rate during the first quarter of 2011 was 0.3% resulting in an income tax benefit of $0.2 million on our pre-tax loss of $62.3 million. The income tax benefit is a result of taxes provided on income from discontinued operations that can be offset by losses from continuing operations.

Comparison of Our First Quarter of 2011 to Our First Quarter of 2010 – Discontinued Operations

The results of operations of our discontinued PacketVideo, Semiconductor, Global Services Support, WiMAX Telecom, Inquam and South American businesses, are as follows:

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010	Increase (Decrease)
Revenues (including related party revenues of $0 and $7.1, respectively)	$—	$18.8	$(18.8)
Total operating expenses (credits) (including related party cost of revenues of $0 and $0.3, respectively)	(0.1)	20.6	(20.7)
Net gain on business divestiture	1.7	—	1.7
Income (loss) before income taxes	1.8	(1.9)	3.7
Net income (loss) from discontinued operations	1.1	(2.0)	3.1
Net income attributed to noncontrolling interest in subsidiary	—	(0.4)	0.4
Net income (loss) from discontinued operations attributed to NextWave	1.1	(2.4)	3.5

Revenues

Of the $18.8 million decrease in revenues from discontinued operations during the first quarter of 2011 when compared to the first quarter of 2010, $17.9 million was attributable to our sale of our PacketVideo subsidiary in October 2010. The remaining $0.9 million decrease was primarily attributable to the sale of our WiMAX Telecom Slovakia s.r.o. subsidiary in June of 2010.

Related party revenues during the first quarter of 2010 represent sales and royalties related to versions of PacketVideo’s multimedia player sold and licensed to DOCOMO for installation into DOCOMO handset models. During the first quarter of 2010 DOCOMO owned a 35% noncontrolling interest in our PacketVideo subsidiary.

Total Operating Expenses (Credits)

Of the $20.7 million decrease in total operating expenses from discontinued operations during the first quarter of 2011 when compared to the first quarter of 2010, $16.5 million is attributable to the divestiture of our PacketVideo subsidiary in October 2010, $1.7 million and $0.9 million is attributable to asset impairment and restructuring charges, respectively, recognized during the first quarter of 2010 and the remaining $1.6 million is primarily attributable to our divestitures during 2010 of our discontinued Chilean subsidiaries and our WiMAX Telecom businesses in Slovakia and Switzerland.

Included in total operating expenses from discontinued operations during the first quarters of 2011 and 2010 is $0 and $1.0 million, respectively, of amortization of purchased intangible assets. Also included in total operating expenses during the first quarters of 2011 and 2010 is $0 and $1.1 million, respectively, of share-based compensation expense.

Net Gain on Business Divestiture

During the first quarter of 2011, we completed the sale of our remaining subsidiaries in Latin America to a third party for $3.0 million and recognized a gain on the divestiture of $1.7 million.

Net Income Attributed to Noncontrolling Interest in Subsidiary

During the first quarter of 2010, the net income from discontinued operations attributed to the noncontrolling interest in our subsidiary totaled $0.4 million, and represents DOCOMO’s share of PacketVideo’s net loss during the quarter. In October 2010, we sold our remaining 65% stock ownership in our PacketVideo subsidiary.

Income Taxes

The effective income tax rate for discontinued operations during the first quarter of 2011 was 36.5% resulting in a $0.6 million income tax provision on pre-tax income from discontinued operations of $1.8 million. The tax provision was recorded as a result of an allocation of the current year loss from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in 2006 and 2010, the net proceeds of $351.1 million from our issuance of Series A Preferred Stock in March 2007 and the net proceeds of $101.0 million from our issuance of the Second Lien Notes in 2008 and 2009. Our total unrestricted cash and cash equivalents included in continuing operations totaled $31.5 million at April 2, 2011. We had a net working capital deficit of $793.7 million at April 2, 2011.

In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes, in the second half of 2008, our Board of Directors approved the implementation of a global restructuring initiative, pursuant to which we have divested, either through sale, dissolution or closure, our multimedia, network infrastructure and semiconductor businesses. We have also taken other cost reduction actions. The results of operations of these businesses are reported as discontinued operations in the accompanying condensed consolidated financial statements.

During the first quarter of 2011 our continuing operations used cash of $3.5 million for operations, which includes costs to maintain our wireless spectrum licenses and costs associated with being a public reporting company. We expect that our cash requirements for our operations of continuing operations will continue at this rate during the remainder of 2011.

In 2010, we had capital expenditure needs associated with certain build-out or substantial service requirements which apply to our licensed wireless spectrum, which generally must be satisfied as a condition of the license. The substantial service build-out deadline for our domestic WCS spectrum was July 21, 2010 under the FCC rules in existence at that time. We made the capital expenditures required to complete the applicable WCS build-out requirements by the July 21, 2010 deadline. Right before the deadline, on May 20, 2010, the FCC adopted new rules that became effective September 1, 2010 replacing the July 21, 2010 substantial service requirements with new requirements that must be met by March 4, 2014 and additional requirements that must be met by September 1, 2016. Since the effective date for the new rules was in September, after the July deadline for completion of the build out required by the old rules, and we had completed the build out in accordance with the old rules, we filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. To date the FCC has not accepted our substantial service showings under the rules in effect on July 20, 2010; accordingly, we may be required to make additional capital expenditures to comply with the new rules. The substantial service deadline for BRS spectrum was May 1, 2011, and we have completed build-out activities for our BRS spectrum. The substantial service deadline for EBS spectrum was extended by the FCC on March 21, 2011 to November 1, 2011; however, most of our EBS leases required us to complete build-out activities in 2010, in advance of the FCC’s substantial service deadline. We have completed build-out activities for our EBS leases.

Debt Maturities and Ability to Continue as a Going Concern

Our Senior Notes, having an aggregate principal amount of $123.7 million at April 2, 2011, will mature in July 2011, and our Second Lien Notes, having an aggregate principal amount of $173.2 million at April 2, 2011, will mature in November 2011. In addition, our Third Lien Notes, having an aggregate principal amount of $618.9 million at April 2, 2011, will mature in December 2011. Our current cash reserves are not sufficient to meet these payment obligations. We also anticipate that we will be unable to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current maturity dates. We have been engaged in discussions with the holders of our secured notes relating to a maturity extension and related amendments to our notes agreements since January 2011. At this time, the holders of our secured notes have not reached agreement on terms relating to a maturity extension, no discussions are actively ongoing, and there can be no assurance that discussions will be re-engaged or that an agreement will be reached. An independent committee of the Board of Directors has authorized Moelis and Company to seek alternative sources of financing to repay the Senior Notes and Second Lien Notes, which financing may require a maturity extension and other concessions and consents from the holders of the Third Lien Notes, which cannot be assured. At this time, alternative financing has not been identified. If we are unable to extend maturity beyond 2011, or identify and successfully implement alternative financing to repay the Senior Notes and Second Lien Notes, the holders of our Notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders. The accompanying financial statements have been prepared assuming the company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis contemplates the recovery of the company’s assets and the satisfaction of liabilities in the normal course of business.

The following table presents our working capital deficit, and our cash and cash equivalents balances:

(in millions)	April 2, 2011	January 1, 2011	Increase (Decrease) for the Three Months Ended April 2, 2011
Working capital deficit	$(793.7)	$(733.7)	$(60.0)

Cash and cash equivalents – continuing operations	$31.5	$42.5	$(11.0)
Cash and cash equivalents – discontinued operations	—	0.1	(0.1)

Total cash and cash equivalents	$31.5	$42.6	$(11.1)

Uses of Cash and Cash Equivalents

The following table presents our utilization of cash and cash equivalents:

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010
Beginning cash and cash equivalents	$42.6	$20.5
Net operating cash used by continuing operations	(3.5)	(6.9)
Proceeds from (payment for) the sale of wireless spectrum licenses	(0.1)	0.2
Payments on long-term obligations, excluding wireless spectrum lease obligations	(6.1)	—
Cash paid for wireless spectrum license lease obligations	(3.6)	(3.7)
Other, net	—	(0.3)
Net operating, investing and financing cash provided (used) by discontinued operations	2.2	(1.6)

Ending cash and cash equivalents	31.5	8.2
Less: ending cash and cash equivalents-discontinued operations	—	(4.8)

Ending cash and cash equivalents-continuing operations	$31.5	$3.4

There were no significant investing or financing activities during the first quarter of 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. Our accounting policies are described in more detail in Note 1 to our consolidated financial statements for the year ended January 1, 2011, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011.

There have been no significant changes in our critical accounting policies and estimates from January 1, 2011.

CONTRACTUAL OBLIGATIONS

The following table summarizes our cash contractual obligations for continuing and discontinued operations at April 2, 2011, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Fiscal Year Period
(in thousands)	Total	Remainder of 2011	Years 2012-2013	Years 2014-2015	Years 2016 and Thereafter
Continuing Operations:
Long-term obligations:
Notes payable(1)(2)	$915,750	$915,750	$—	$—	$—
Wireless spectrum leases	36,203	559	8,680	8,322	18,642
Operating leases	337	153	184	—	—

	952,290	916,462	8,864	8,322	18,642
Discontinued Operations - Services agreement	8,153	—	—	—	8,153

Total	$960,443	$916,462	$8,864	$8,322	$26,795

(1)	Amounts presented do not include the future issuance of additional Senior Notes, Second Lien Notes and Third Lien Notes in payment of interest. While we are required to redeem the Senior Notes, Second Lien Notes and Third Lien Notes using the net proceeds from any asset sales, including sales of our wireless spectrum licenses, we have assumed that the remaining principal balances of the Senior Notes, Second Lien Notes and Third Lien Notes will not be repaid until their respective maturity dates.
(2)	The March 16, 2010 Amendment and Waiver of our Senior Note, Second Lien Note and Third Lien Note agreements provided for an extension of the maturity date of our Senior Notes from July 17, 2011 to October 17, 2011 if certain conditions are met and provided that all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of April 2, 2011, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

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

Risks Relating to Our Business

We have substantial debt maturities beginning in July 2011 and our cash reserves will not be sufficient to meet these payment obligations. There is currently no agreement among the holders of our secured notes relating to the terms of a maturity extension and there can be no assurance that a maturity extension will be achievable. Any maturity extension may involve significant cost, including the potential issuance of equity securities that could substantially dilute our existing stockholders.

Our Senior Notes, having an aggregate principal amount of $123.7 million at April 2, 2011, will mature in July 2011, and our Second Lien Notes, having an aggregate principal amount of $173.2 million at April 2, 2011, will mature in November 2011. In addition, our Third Lien Notes, having an aggregate principal amount of $618.9 million at April 2, 2011, will mature in December 2011. Our current cash reserves are not sufficient to meet these payment obligations. We also anticipate that we will be unable to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current maturity dates. We have been engaged in discussions with the holders of our secured notes relating to a maturity extension and related amendments to our notes agreements since January 2011. At this time, the holders of our secured notes have not reached agreement on terms relating to a maturity extension, no discussions are actively ongoing, and there can be no assurance that discussions will be re-engaged or that an agreement will be reached. An independent committee of the Board of Directors has authorized Moelis and Company to seek alternative sources of financing to repay the Senior Notes and Second Lien Notes, which financing may require a maturity extension and other concessions and consents from the holders of the Third Lien Notes, which cannot be assured. At this time, alternative financing has not been identified. If we are unable to extend maturity beyond 2011, or identify and successfully implement alternative financing to repay the Senior Notes and Second Lien Notes, the holders of our Notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders. The accompanying financial statements have been prepared assuming the company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis contemplates the recovery of the company’s assets and the satisfaction of liabilities in the normal course of business.

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

Because there can be no assurance that we will be successful in obtaining a debt maturity extension or refinancing our debt, there is substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph highlighting this uncertainty in its report dated March 16, 2011.

If the Company is unable to obtain a debt maturity extension or refinance its debt, it does not believe it will be able to pay its secured notes indebtedness at the current maturity dates. A failure to pay our Senior Notes at their maturity date on July 17, 2011 would give rise to a cross-default under our Second Lien Notes and Third Lien Notes, which would entitle the holders of at least 51% of the aggregate principal amount of such series of notes to declare amounts outstanding under such notes immediately due and payable prior to their scheduled maturity dates of November 2011 and December 2011, respectively. In addition, such event of default would cause the principal amount of the Senior Notes, Second Lien Notes and Third Lien Notes to accrue default interest at a rate of 2% per annum, in addition to the interest rate currently in effect.

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

If we obtain a maturity extension, the aggregate amount of our secured debt will be increased due to accrued payment-in-kind interest for the extended term to maturity. There is no guarantee that we will be able to find third parties interested in purchasing our wireless spectrum assets at prices sufficient to retire this debt prior to maturity, even if extended. If we are unable to consummate sales of our wireless spectrum assets for net proceeds that are sufficient to retire our indebtedness, the value of our equity securities will be significantly impaired or eliminated. The sale price of our wireless spectrum assets will be impacted by many factors beyond our control including, among other things:

•	the Federal Communication Commission (“FCC”)’s new technical rules relating to the operation of satellite digital audio radio services and services using our WCS spectrum licenses;

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” may generally thereafter only utilize its pre-change losses to offset a fixed amount of taxable income per year, subject to certain adjustments. A corporation generally undergoes an ownership change if the percentage of stock of the corporation owned by one or more 5% shareholders has increased by more than 50 percentage points over a three year period (with certain groups of less-than-5% shareholders treated as a single shareholder for this purpose).

Based on our analysis to date, we do not believe that we have undergone an “ownership change” in the past. However, subsequent changes in our stock ownership, including the purchase or sale of our common stock by 5% shareholders, changes in the indirect beneficial ownership of such stock, and issuances or redemptions of common stock or other equity securities by us—could result in an ownership change that would trigger the imposition of limitations under Section 382. If an ownership change occurs, the availability of our NOLs may be severely limited, subject to an adjustment for so-called net “built-in” gains that are recognized that within the five year period after the ownership change. Although we would expect to significantly benefit from the adjustment for net built-in gains with respect to any spectrum sales following an ownership change, the availability of our NOLs against any future gains from such sales may nevertheless be materially impaired.

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

As of April 2, 2011, the aggregate principal amount of our secured indebtedness was $915.8 million. This amount includes our Senior Notes with an aggregate principal amount of $123.7 million, our Second Lien Notes with an aggregate principal amount of $173.2 million and our Third Lien Notes with an aggregate principal amount of $618.9 million. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

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

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint and on March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. The Court granted the lead plaintiff the opportunity to file a further amended complaint, and we are waiting to see if they will do so. At this time, there can be no assurance as to the ultimate outcome of this litigation. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

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

                Certain “build-out” or “substantial service” requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of the license and/or license renewal. In particular, the renewal deadline and the substantial service build-out deadline for our domestic Broadband Radio Service (“BRS”) spectrum was May 1, 2011; for our Educational Broadband Service (“EBS”) spectrum the build-out deadline is November 1, 2011; for our domestic WCS spectrum the FCC adopted new rules, purporting to supersede the July 21, 2010 build-out deadline, establishing two substantial service deadlines of 42 months and 72 months after September 1, 2010, which was the effective date of the new rules; and for our domestic AWS spectrum, the substantial service build-out deadline is December 18, 2021. Failure to make the substantial service demonstration domestically, without seeking and obtaining an extension from the FCC, would result in forfeiture of the affected license.

The substantial service deadline for EBS spectrum was extended by the FCC on March 21, 2011 to November 1, 2011; however, most of our EBS leases required us to complete build-out activities in 2010, in advance of the FCC’s substantial service deadline. To meet the substantial service requirements for EBS spectrum we arranged with our EBS licensees to either (a) have the EBS licensee continue to use the spectrum to provide educational services in the cases where the EBS licensee is currently providing such service or (b) provide educational services on a network that was installed by us, at our cost, either of which option is intended to deliver educational services over the spectrum in compliance with the FCC’s educational safe harbor to meet the substantial service showing by the deadline. We have completed build-out activities for our EBS leases. Our reliance on the EBS licensees to provide the educational service may subject us to risk of non-renewal in the event the EBS licensee fails to provide the service. In addition, the affected license(s) are subject to non-renewal if the FCC does not accept the substantial service showing. The substantial service deadline for BRS spectrum was May 1, 2011. With respect to our domestic BRS spectrum, we have constructed and are operating a commercial system using the spectrum to meet the FCC substantial service requirement. The affected license(s) are subject to non-renewal if the FCC does not accept our substantial service showing.

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

We operate or hold spectrum licenses through various subsidiaries in Canada and Norway. In Canada, our 2.3 GHz licenses are subject to mid-term in-use demonstration requirements in November of 2012 and in April of 2013 and failure to make those demonstrations could result in forfeiture of the license. We do not have specific build-out obligations in Norway.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Removed and reserved

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Form of Long-Term Incentive Award Agreement.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTWAVE WIRELESS INC. (Registrant)

May 13, 2011	By: /s/ Francis J. Harding
(Date)	Francis J. Harding
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

10.1	Form of Long-Term Incentive Award Agreement.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.