Form 10-Q
period 2011-07-02
NextWave Wireless Inc.
filed 2011-08-12
CIK 1374993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of August 5, 2011, there were 23,729,080 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	July 2, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$22,567	$42,528
Restricted cash	27	20
Short-term investment	5,000	—
Wireless spectrum licenses held for sale	6,535	6,535
Deferred financing costs, net	1,508	3,262
Prepaid expenses and other current assets	740	1,092
Current assets of discontinued operations	4,017	3,632

Total current assets	40,394	57,069
Wireless spectrum licenses, net	435,942	437,781
Property and equipment, net	1,751	2,188
Other assets	83	115

Total assets	$478,170	$497,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$500	$947
Accrued expenses	2,484	3,427
Current portion of long-term obligations	894,964	784,649
Other current liabilities	10	1,272
Current liabilities of discontinued operations	51	515

Total current liabilities	898,009	790,810
Deferred income tax liabilities	84,222	84,688
Long-term obligations, net of current portion	17,403	19,821

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.007 par value; 57,143 shares authorized; 23,729 shares issued and outstanding at July 2, 2011 and January 1, 2011	166	166
Additional paid-in-capital	888,097	887,676
Accumulated other comprehensive income	23,789	21,116
Accumulated deficit	(1,433,516)	(1,307,124)

Total stockholders’ deficit	(521,464)	(398,166)

Total liabilities and stockholders’ deficit	$478,170	$497,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Operating expenses:
General and administrative	$5,976	$8,023	$12,017	$13,859
Restructuring charges (credits)	—	22	(1,076)	15

Total operating expenses	5,976	8,045	10,941	13,874
Net gains (losses) on sale of wireless spectrum licenses	85	(152)	(5)	12

Loss from operations	(5,891)	(8,197)	(10,946)	(13,862)

Other income (expense):
Interest income	14	247	29	514
Interest expense	(61,743)	(54,175)	(120,245)	(98,263)
Gain on extinguishment of debt	—	—	—	37,988
Other income (expense), net	(3)	(1,151)	1,252	9,381

Total other expense, net	(61,732)	(55,079)	(118,964)	(50,380)

Loss from continuing operations before income taxes	(67,623)	(63,276)	(129,910)	(64,242)
Income tax benefit	1,659	—	1,820	—

Net loss from continuing operations	(65,964)	(63,276)	(128,090)	(64,242)

Income (loss) from discontinued operations before income taxes, net of gains (losses) on divestitures of discontinued operations of $465, $(4,617), $2,120 and $(4,616), respectively	912	(9,567)	2,674	(11,420)
Income tax provision	(333)	(10)	(976)	(107)

Net income (loss) from discontinued operations	579	(9,577)	1,698	(11,527)
Net loss attributed to noncontrolling interest in subsidiary	—	1,671	—	1,237

Net income (loss) from discontinued operations attributed to NextWave	579	(7,906)	1,698	(10,290)

Net loss attributed to NextWave	$(65,385)	$(71,182)	$(126,392)	$(74,532)

Other comprehensive loss:
Net loss	$(65,385)	$(72,853)	$(126,392)	$(75,769)
Foreign currency translation adjustment	317	2,714	2,673	2,421

Total other comprehensive loss	(65,068)	(70,139)	(123,719)	(73,348)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	2,213	—	2,202

Other comprehensive loss attributed to NextWave	$(65,068)	$(67,926)	$(123,719)	$(71,146)

Amounts attributed to NextWave common shares:
Net loss from continuing operations	$(65,964)	$(63,276)	$(128,090)	$(64,242)
Net income (loss) from discontinued operations	579	(7,906)	1,698	(10,290)

Net loss attributed to NextWave common shares	$(65,385)	$(71,182)	$(126,392)	$(74,532)

Net income (loss) per share attributed to NextWave common shares – basic and diluted
Continuing operations	$(2.71)	$(2.60)	$(5.28)	$(2.65)
Discontinued operations	0.02	(0.33)	0.07	(0.42)

Net loss	$(2.69)	$(2.93)	$(5.21)	$(3.07)

Weighted-average shares used in per share calculation	24,279	24,279	24,279	24,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
OPERATING ACTIVITIES
Net loss	$(126,392)	$(75,769)
Net income (loss) from discontinued operations	1,698	(11,527)

Net loss from continuing operations	(128,090)	(64,242)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Amortization of intangible assets	3,832	3,838
Depreciation	438	160
Non-cash share-based compensation	421	611
Paid-in-kind interest	63,295	50,962
Amortization of deferred financing costs and discounts	56,947	47,019
Gain on extinguishment of debt	—	(37,988)
(Gain) loss on sales of wireless spectrum licenses	5	(12)
Gains from changes in estimated fair values of embedded derivatives	(1,261)	(8,092)
Other non-cash adjustments	(1,045)	929
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	351	718
Other assets	—	(226)
Accounts payable and accrued liabilities	(1,397)	(3,980)
Other liabilities and deferred credits	(844)	(70)

Net cash used in operating activities of continuing operations	(7,348)	(10,373)

INVESTING ACTIVITIES
Purchase of held-to-maturity investment security	(5,000)	—
Proceeds from the sale of wireless spectrum licenses, net of selling costs	(5)	683
Proceeds from the sale of auction-rate securities	—	24,023
Payments for the purchase of property and equipment	—	(3,803)
Other, net	—	408

Net cash provided (used) by investing activities of continuing operations	(5,005)	21,311

FINANCING ACTIVITIES
Payments on long-term obligations	(9,913)	(25,256)
Proceeds from long-term obligations	—	25,000
Proceeds from the sale of common shares	—	141

Net cash used in financing activities of continuing operations	(9,913)	(115)

Cash provided (used) by discontinued operations:
Net cash provided (used) by operating activities of discontinued operations	(909)	3,330
Net cash provided by investing activities of discontinued operations	3,491	252

Net cash provided by discontinued operations	2,582	3,582
Effect of foreign currency exchange rate changes on cash	31	(1,073)

Net increase (decrease) in cash and cash equivalents	(19,653)	13,332
Cash and cash equivalents, beginning of period	42,598	20,512

Cash and cash equivalents, end of period	22,945	33,844
Less cash and cash equivalents of discontinued operations, end of period	(378)	(2,268)

Cash and cash equivalents of continuing operations, end of period	$22,567	$31,576

NONCASH FINANCING ACTIVITIES
Senior, Second and Third Lien Notes issued to noteholders in exchange for debt modification fees	$—	$21,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of NextWave Wireless Inc. (together with its subsidiaries, the “Company”, “NextWave”, “we”, “our” or “us”) are unaudited. We have prepared the condensed consolidated financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments necessary to fairly state our financial position, results of operations and cash flows, including adjustments related to asset impairment write-offs and restructuring-related charges and credits. These condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended January 1, 2011, from which the balance sheet data was derived, included in our Annual Report on Form 10-K filed with the SEC on March 17, 2011.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. Our Senior Secured Notes (the “Senior Notes”), having an aggregate principal amount of $128.2 million at July 2, 2011, matured on July 17, 2011. On July 17, 2011, the holders of our Senior Notes provided a limited waiver of our obligation to pay these notes in full on their maturity date. Concurrently with the expiration of the limited waiver on August 1, 2011, we entered into a Forbearance Agreement with all of the holders of our secured notes pursuant to which such holders agreed to forbear from exercising their remedies relating to payment and other potential defaults through September 30, 2011, subject to certain conditions including our commitment to consummate a refinancing transaction. We have been engaged in discussions with the holders of our secured notes relating to a maturity extension and related amendments to our notes agreements since January 2011. The holders of our notes have not agreed to a maturity extension. An independent committee of our Board of Directors has authorized us to seek alternative sources of financing to repay our Senior Notes and Senior Subordinated Secured Second Lien Notes due 2011 (the “Second Lien Notes”). At this time, alternative financing has not been identified and cannot be assured. The Forbearance Agreement contemplates that we will meet certain milestones in an offering of new senior notes for net proceeds of at least $380 million with a maturity date no earlier than June 30, 2014 (the “New First Lien Notes”). As permitted by the Forbearance Agreement, the holders of our Senior Notes have extended the date by which we must retain underwriters or placement agents from August 8 to August 16, 2011, with the issuance of the New First Lien Notes required to be completed by no later than September 30, 2011. These dates may be extended by mutual agreement of the Company and the holders of our Senior Notes, except that the completion date of the issuance may not be extended past December 15, 2011 without the consent of all note holders. If the offering of New First Lien Notes is completed, we have agreed to redeem our Senior Notes, Second Lien Notes and $25 million of our Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”) using the proceeds of such transaction. If such Third Lien Notes redemption is completed, the holders of our Third Lien Notes have agreed to exchange their remaining notes for a new class of second lien notes with a maturity date six months after the maturity date of the New First Lien Notes. If, after these redemptions, the net proceeds of the New First Lien Notes are not sufficient to provide the Company with at least $55 million in working capital, we will be permitted to issue incremental first priority senior secured notes ranking pari passu with all senior obligations of the Company for an aggregate amount of net proceeds up to such deficit at a later date.

If the Forbearance Agreement is terminated without completion of the contemplated refinancing transaction, an event of default under our Senior Notes, our Second Lien Notes, and our Third Lien Notes will occur and the principal amount of each series of Notes will accrue default interest at a rate of 2% per annum, in addition to the interest rate currently in effect, retroactively to August 1, 2011. In addition, such an event of default would entitle the holders of at least 51% of the aggregate principal amount of each such series of Notes to declare amounts outstanding under such Notes immediately due and payable prior to their respective scheduled maturity dates. In the event that amounts outstanding under the Second Lien Notes and Third Lien Notes are declared immediately due and payable prior to their scheduled maturity dates, all unamortized discounts and debt issuance costs would be immediately expensed.

Our current cash reserves are not sufficient to meet our payment obligations under our secured notes at their current maturity dates. We also anticipate that we will be unable to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current scheduled maturity dates. If we are unable to extend maturity beyond 2011, or identify and successfully implement alternative financing to repay the Senior Notes and Second Lien Notes, the holders of our secured notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our secured notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders and potentially limit our net operating loss carry forwards.

We generated net losses attributable to NextWave of $126.4 million and $74.5 million for the six months ended July 2, 2011 and July 3, 2010, respectively, and have an accumulated deficit of $1.4 billion at July 2, 2011. Our net loss from continuing operations of $64.2 million for the six months ended July 3, 2010 includes a $38.0 million noncash gain on extinguishment of debt resulting from the debt modification of our Third Lien Notes in March 2010, which was treated as an extinguishment of debt for accounting purposes. Without this gain, we would have reported a loss from continuing operations of $102.2 million for the six months ended July 3, 2010. We used cash from operating activities of our continuing operations of $7.3 million and $10.4 million during the six months ended July 2, 2011 and July 3, 2010, respectively. Our total unrestricted cash, cash equivalents and short-term investment included in current assets of continuing operations at July 2, 2011 totaled $27.6 million. We had a net working capital deficit of $857.6 million at July 2, 2011.

In 2010, we had capital expenditure needs associated with certain build-out or substantial service requirements which apply to our licensed wireless spectrum, which generally must be satisfied as a condition of the license. The substantial service build-out deadline for our domestic Wireless Communication Services (“WCS”) spectrum was July 21, 2010 under the Federal Communication Commission (“FCC”) rules in existence at that time. We made the capital expenditures required to complete the applicable WCS build-out requirements by the July 21, 2010 deadline. Immediately preceding the deadline, on May 20, 2010, the FCC adopted new rules that became effective September 1, 2010 replacing the July 21, 2010 substantial service requirements with new requirements that must be met by March 4, 2014 and additional requirements that must be met by September 1, 2016. Since the effective date for the new rules was in September, after the July deadline for completion of the build-out required by the old rules, and we had completed the build out in accordance with the old rules, we filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. On June 14, 2011, the FCC dismissed our substantial service showings in accordance with the plans it announced in its June 29, 2010 order announcing that substantial service showings would no longer be accepted because of the new performance requirements that were adopted. Accordingly, we will be required to make additional capital expenditures to comply with the new rules. The substantial service deadline for Educational Broadband Service (“EBS”) spectrum was extended by the FCC on March 21, 2011 to November 1, 2011; however, most of our EBS leases required us to complete build-out activities in 2010, in advance of the FCC’s substantial service deadline. To meet the substantial service requirements for EBS spectrum, we arranged with our EBS licensees to either (a) have the EBS licensee continue to use the spectrum to provide educational services in the cases where the EBS licensee is currently providing such service or (b) provide educational services on a network that was installed by us, at our cost, either of which option is intended to deliver educational services over the spectrum in compliance with the FCC’s educational safe harbor to meet the substantial service showing by the deadline. We have completed build-out activities for our EBS leases. Our reliance on the EBS licensees to provide the educational service may subject us to risk of non-renewal in the event the EBS licensee fails to provide the service. In addition, the affected license(s) are subject to non-renewal if the FCC does not accept the substantial service showing. The substantial service deadline for Broadband Radio Service (“BRS”) spectrum was May 1, 2011. With respect to our domestic BRS spectrum, we have constructed and are operating a commercial system using the spectrum to meet the FCC substantial service requirement. The affected license(s) are subject to non-renewal if the FCC does not accept our substantial service showing.

Discontinued Operations

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

The carrying amounts of the assets and liabilities of our discontinued operations are as follows:

(in thousands)	July 2, 2011	January 1, 2011
Cash and cash equivalents	$378	$70
Property and equipment held for sale	3,500	3,500
Other assets	139	62

Current assets of discontinued operations	$4,017	$3,632

Current liabilities of discontinued operations	$51	$515

The financial results of our discontinued operations are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenues (including related party revenues of $0, $2,268, $0 and $9,337, respectively)	$—	$11,111	$6	$29,861
Total operating expenses (credits) (including related party cost of revenues of $0, $227, $0 and $530, respectively)(1)	(447)	16,022	(548)	36,647
Net gains (losses) on business divestitures	465	(4,617)	2,120	(4,616)
Income (loss) before income taxes	912	(9,567)	2,674	(11,420)
Net income (loss) from discontinued operations	579	(9,577)	1,698	(11,527)
Net loss attributed to noncontrolling interest in subsidiary	—	1,671	—	1,237
Net income (loss) from discontinued operations attributed to NextWave	579	(7,906)	1,698	(10,290)

(1)	Total operating expense credits for the three months ended July 2, 2011 include a $0.3 million favorable settlement with a service vendor, $0.1 million in net gains on the sale of equipment and $0.1 million in sublease revenue. Total operating expense credits for the six months ended July 2, 2011 include a $0.3 million favorable settlement with a service vendor, $0.2 million in net gains on the sale of equipment and $0.1 million in sublease revenue. Total operating expenses for the three and six months ended July 3, 2010 include asset impairment charges of $0.3 million and $2.0 million and restructuring charges of $0.1 million and $1.0 million, respectively.

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned and majority-owned subsidiaries as of July 2, 2011 and July 3, 2010, and for the three and six months then ended, respectively. Noncontrolling interest represents the noncontrolling shareholder’s proportionate share of the net equity in our consolidated subsidiary, PacketVideo, prior to the sale of our remaining 65% stock ownership in PacketVideo in October 2010. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal years 2011 and 2010 are 52-week years ending on December 31, 2011 and January 1, 2011, respectively. The three- and six-month periods ending on July 2, 2011 and July 3, 2010 include 13 weeks and 26 weeks each, respectively.

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

Cash, Cash Equivalents and Short-Term Investment

We consider all highly liquid investments with a remaining time to maturity of three months or less when acquired to be cash equivalents. Cash equivalents at July 2, 2011 and January 1, 2011 consisted primarily of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

At July 2, 2011, our short-term held-to-maturity investment security consisted of a $5.0 million bank certificate of deposit with a remaining maturity of less than one year. This security is stated at its amortized cost which approximates fair value at July 2, 2011.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) updated its guidance regarding when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, we are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, we should consider whether there are any adverse qualitative factors indicating that impairment may exist. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We have adopted the updated guidance for our consolidated financial statements as of the fiscal year beginning January

2, 2011. There was no material impact on our consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In May 2011, the FASB issued authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. We are currently assessing the impact of this guidance on our consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Components of net income and other comprehensive income must be presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Our election to early adopt this new guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

2.	Related Party Transactions

Debt-Related Transactions

Avenue Capital Management II, L.P., is an affiliate of Avenue Capital Group (“Avenue Capital”). Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. As of July 2, 2011, Avenue Capital and its affiliates beneficially owned shares of our issued and outstanding common stock, such that Avenue Capital would be considered a related party; $96.3 million, or 75%, of the aggregate principal amount of our Senior Notes; $139.9 million, or 78%, of the aggregate principal amount of our Second Lien Notes; and $180.4 million, or 28%, of the aggregate principal amount of our Third Lien Notes. As of July 2, 2011, Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors beneficially owned shares of our issued and outstanding common stock, such that Solus would be considered a related party; $31.9 million, or 25%, of the aggregate principal amount of our Senior Lien Notes; $39.8 million, or 22%, of the aggregate principal amount of our Second Lien Notes; and $74.0 million, or 12%, of the aggregate principal amount of our Third Lien Notes.

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

As consideration for the Amendment and Waiver, we paid an amendment fee to each of Avenue Capital, Solus, Douglas F. Manchester, a member of our Board of Directors, and Navation, Inc. (“Navation”), an entity owned by Allen Salmasi, our Chairman, through the issuance of additional Notes under the applicable note purchase agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such holder’s existing Notes as of March 16, 2010 (the “Fee Notes”). The Fee Notes were paid on March 16, 2010 by the issuance of Senior Notes, Second Lien Notes and Third Lien Notes to Avenue Capital, Solus, Mr. Manchester and Navation, and accrue interest and become payable in accordance with the terms of the respective Note Agreements. Avenue Capital received $2.3 million in Senior Notes, $2.8 million in Second Lien Notes and $3.7 million in Third Lien Notes. Solus received $0.7 million in Senior Notes, $0.8 million in Second Lien Notes and $1.5 million in Third Lien Notes. Mr. Manchester and Navation each received $1.9 million in Third Lien Notes. The transactions contemplated by the Amendment and Waiver, including the issuance of the Senior Incremental Notes, were approved and recommended to our Board of Directors by an independent committee consisting of members of the Board of Directors who did not have any direct or indirect economic interest in the Notes.

In connection with the Amendment and Waiver, we entered into a binding commitment letter (the “Commitment Letter”)

with Avenue Capital Management II, L.P., acting on behalf of its managed investment funds signatory thereto, and Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors (“Solus”), to provide up to $25.0 million in additional financing through the purchase of additional Senior Notes (the “Senior Incremental Notes”). The terms of the Commitment Letter provided that we were entitled to borrow up to $25.0 million in one or more borrowings after March 16, 2010 but prior to July 31, 2010. The full committed amount of the Senior Incremental Notes was issued in April and May 2010. No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes.

The Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the amendment date for accounting purposes. The new issue of Third Lien Notes was recorded at fair value and that amount was used to determine the net debt extinguishment gain of $38.0 million recognized during the six months ended July 3, 2010, in other income in the accompanying condensed consolidated statements of operations.

Business Divestitures and Revenue Transactions

In June 2010, we sold the capital stock of our WiMAX Telecom Slovakia, s.r.o (“WT SRO”) subsidiary to flyhigh Partners s. r. o. (“flyhigh”), a private limited liability company of which the controlling shareholder is the former managing director and statutory representative of WT SRO, for $0.1 million and recognized an $8.8 million net loss from business divestitures. Upon closing of the sale, we have no remaining obligations to provide financing to support the ongoing operations of WT SRO. In connection with the sale, we entered into an additional consideration agreement with flyhigh that provided for payment to us upon the sale of all or part of the capital stock of WT SRO by flyhigh to any third party. In May 2011, flyhigh sold all of the capital stock of WT SRO to a third party whereby we received $0.4 million under the terms of the additional consideration agreement and recognized a net gain on business divestitures of $0.4 million during the three and six months ended July 2, 2011, all of which is reported in discontinued operations in the condensed consolidated statement of operations.

In June 2010, we sold the capital stock of our two Chilean subsidiaries, Southam Chile SA and Socidad Televisora CBC Ltd, to VTR GlobalCom S.A. and VTR Ingenieria S.A., the holders of our notes payable secured by the Chilean spectrum, for net proceeds of $0.7 million, after deducting direct and incremental costs of $0.5 million, and the assumption of the notes payable aggregating $4.3 million. We recognized a net gain on business divestitures of $4.2 million due to the assumption of our notes payable, all of which is reported in discontinued operations in the condensed consolidated statement of operations.

PacketVideo sold and licensed versions of its multimedia player to NTT DOCOMO, INC. (“DOCOMO”), a related party, for installation into DOCOMO handset models. PacketVideo recognized $2.3 million and $9.3 million in related party revenues and $0.2 million and $0.5 million in cost of revenues, during the three and six months ended July 3, 2010, respectively, from DOCOMO in the condensed consolidated statements of operations for our discontinued operations.

3.	Wireless Spectrum Licenses and Business Divestitures

Dispositions

We continue to market for sale our wireless spectrum holdings and have retained Moelis & Company to explore the sale of our wireless holdings in the United States and Canada. Any sale or transfer of the ownership of our wireless spectrum holdings is generally subject to regulatory approval. We are required to use the net proceeds from the sale of our wireless spectrum licenses to redeem our Senior Notes, Second Lien Notes and Third Lien Notes.

During the three and six months ended July 2, 2011, we recognized $0.1 million and $(5,000), respectively, in net gains (losses) on the sale of wireless spectrum licenses, which represents our receipt of a $0.3 million holdback payment that was pending FCC clearance of a prior sale by us, which was partially (more than) offset by legal costs we incurred related to regulatory issues and our ongoing negotiations to sell our wireless spectrum license assets.

During the six months ended July 2, 2011, we completed the sale of our remaining subsidiaries in Latin America to a third party for $3.0 million and recognized a gain on the divestiture of $1.7 million, all of which is reported in discontinued operations in the condensed consolidated statement of operations.

During the three and six months ended July 3, 2010, we recognized net gains (losses) on sales of our spectrum licenses of $(0.2) million and $12,000, respectively, after deducting incremental costs of $0.5 million and $0.7 million, respectively. The net gains (losses) recognized during the three and six months ended July 3, 2010, were partially reduced by lease payments received by us, pending completion of the sale of certain of our owned WCS spectrum licenses in the United States to a third party, of $0.3 million and the forfeiture of a spectrum license sales deposit received by us of $0.3 million. The net loss recognized during the three months ended July 3, 2010, includes incremental costs incurred on wireless spectrum sales that closed during the third quarter of 2010.

We anticipate that certain of our remaining wireless spectrum licenses will be sold within the next twelve months. Accordingly, at July 2, 2011, we classified wireless spectrum holdings with a carrying value of $6.5 million as assets held for sale, and, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing these assets. Any net proceeds from these sales will be used to redeem a portion of the Senior Notes.

Impairment Charges

Through our continued efforts to sell our wireless spectrum licenses in Europe and Argentina during 2010, we determined that the carrying value of certain of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build-out obligations in Europe during this time period. Accordingly, during the six months ended July 3, 2010, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Argentina to their estimated fair value and recognized asset impairment charges of $0.2 million and $0.3 million, respectively, all of which is reported in discontinued operations. Upon the sale and deconsolidation during the three months ended July 3, 2010, of our Slovakia based subsidiary, WT SRO, we reclassified $1.2 million of the asset impairment charge on our wireless spectrum licenses in Slovakia that was recognized during the first quarter of 2010 against the net losses on business divestitures.

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

There are inherent estimates and assumptions underlying the projected cash flows utilized in the recoverability assessment, and management’s judgment is required in the application of this information to the determination of the recovery value of the assets. No assurance can be given that the underlying estimates and assumptions will materialize as anticipated.

5.	Restructuring Charges

The following summarizes the restructuring activity for the six months ended July 2, 2011 and July 3, 2010 and the related restructuring liabilities:

(in thousands)	Balance at Beginning of Year	Charges (Credits) to Expense	Cash Payments	Balance at End of Period
For the Six Months Ended July 2, 2011
Lease abandonment costs – continuing operations(1)	$1,855	$(1,030)	$(825)	$—

For the Six Months Ended July 3, 2010
Lease abandonment and facility closure costs(2)	$1,750	$108	$—	$1,858
Other related costs, including contract termination costs, selling costs and legal fees	349	1,087	(1,163)	273

Total	$2,099	$1,195	$(1,163)	$2,131

Continuing operations	$1,833	$237		$1,697
Discontinued operations	266	958		434

Total	$2,099	$1,195		$2,131

(1)	During the six months ended July 2, 2011, we renegotiated our $1.9 million long-term lease obligation, which resulted from a previous renegotiation of one of our abandoned lease liabilities, paid $0.8 million in full settlement of this obligation and recognized a $1.1 million credit to restructuring charges of continuing operations in the consolidated statements of operations. Included in lease abandonment costs of continuing operations for the six months ended July 2, 2011 is $0.1 million of interest accretion expense on long-term obligations resulting from the renegotiation of this lease liability, which is reported in interest expense of continuing operations in the condensed consolidated statement of operations.
(2)	Included in lease abandonment costs of continuing operations for the six months ended July 3, 2010 is $0.2 million of interest accretion expense on long-term obligations resulting from the renegotiation of this lease liability, which is reported in interest expense of continuing operations in the condensed consolidated statement of operations.

6.	Long-Term Obligations

Long-term obligations held by continuing operations consist of the following:

(dollars in thousands)	July 2, 2011	January 1, 2011
15% Senior Secured Notes due July 17, 2011, net of unamortized discounts of $163 and $2,215 at July 2, 2011 and January 1, 2011, respectively	$128,059	$122,261
15% Senior-Subordinated Secured Second Lien Notes due November 2011, net of unamortized discounts of $3,685 and $7,952 at July 2, 2011 and January 1, 2011, respectively	175,965	158,876
15% Third Lien Subordinated Secured Convertible Notes due December 2011, net of unamortized discounts of $53,819 and $101,567 at July 2, 3011 and January 1, 2011, respectively	586,748	497,574
Wireless spectrum leases, net of unamortized discounts of $14,471 and $14,183 at July 2, 2011 and January 1, 2011, respectively; expiring from 2014 through 2036 with one to five renewal options ranging from 10 to 15 years each	21,595	23,904
Abandoned lease liability	—	1,855

Long-term obligations	912,367	804,470
Less current portion	(894,964)	(784,649)

Long-term portion	$17,403	$19,821

The following table summarizes the activity related to our long-term obligations, net of any unamortized discounts, for the six months ended July 2, 2011 and July 3, 2010:

	Continuing Operations
(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Other	Total	Discontinued Operations	Total
For the Six Months Ended July 2, 2011
Balance, January 1, 2011	$122,261	$158,876	$497,574	$25,759	$804,470	$—	$804,470
Paid-in-kind interest	9,047	12,822	41,426	—	63,295	—	63,295
Amortization of debt discount	2,051	4,267	47,748	1,127	55,193	—	55,193
Extension of wireless spectrum lease	—	—	—	398	398	—	398
Cash payments	(5,300)	—	—	(4,613)	(9,913)	—	(9,913)
Favorable settlement reclassified to restructuring credits	—	—	—	(1,076)	(1,076)	—	(1,076)

Balance, July 2, 2011	$128,059	$175,965	$586,748	$21,595	$912,367	$—	$912,367

For the Six Months Ended July 3, 2010
Balance, January 2, 2010	$162,076	$127,573	$389,869	$48,586	$728,104	$4,205	$732,309
Extinguishment of Third Lien Notes upon modification	—	—	(409,078)	—	(409,078)	—	(409,078)
Issuance of new Third Lien Notes upon modification	—	—	367,359	—	367,359	—	367,359
Paid-in-kind interest	12,774	10,674	27,514	—	50,962	—	50,962
Fee notes issued(1)	—	—	13,307	—	13,307	—	13,307
Amortization of debt discount	3,959	4,608	34,926	1,394	44,887	135	45,022
Proceeds from long-term obligations	25,000	—	—	—	25,000	—	25,000
Cash payments	—	—	—	(25,256)	(25,256)	—	(25,256)
Notes payable assumed by buyer in business divestiture	—	—	—	—	—	(4,340)	(4,340)
Fair value of embedded derivatives	—	—	(3,647)	—	(3,647)	—	(3,647)
Change in fair value of embedded derivatives	(379)	157	—	—	(222)	—	(222)

Balance, July 3, 2010	$203,430	$143,012	$420,250	$24,724	$791,416	$—	$791,416

(1)	The Fee Notes issued on March 16, 2010 through the issuance of $4.3 million in Senior Notes and $3.6 million in Second Lien Notes were added to the respective note discounts and, along with existing unamortized discounts, are amortized as a adjustment to interest expense over the remaining term of the modified debt instruments using the effective interest method in accordance with debt modification accounting principles.

The following table summarizes the activity related to our unamortized debt issuance costs for the six months ended July 2, 2011 and July 3, 2010:

	Unamortized Debt Issuance Costs
(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Total
For the Six Months Ended July 2, 2011
Balance at January 1, 2011	$35	$3,076	$151	$3,262
Amortization of costs	(32)	(1,651)	(71)	(1,754)

Balance at July 2, 2011	$3	$1,425	$80	$1,508

For the Six Months Ended July 3, 2010
Balance, January 2, 2010	$199	$6,662	$—	$6,861
Issuance costs for reissued Third Lien Notes	—	—	250	250
Amortization of costs	(91)	(2,006)	(35)	(2,132)

Balance at July 3, 2010	$108	$4,656	$215	$4,979

The interest payable on our Third Lien Notes increases 1% per annum on September 30, 2011.

Forbearance Agreement

As discussed in Note 1 above, termination of the Forbearance Agreement, without completion of the contemplated refinancing transaction, would result in an event of default under our Senior Notes, Second Lien Notes and Third Lien Notes, and the principal amount of our Senior Notes, Second Lien Notes and Third Lien Notes would accrue default interest at a rate of 2% per annum, in addition to the respective interest rates in effect, retroactively to August 1, 2011.

7.	Net Income (Loss) Per Common Share Information

Basic and diluted net income (loss) per common share for the three and six months ended July 2, 2011 and July 3, 2010 is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the respective periods, without consideration of common stock equivalents. If there is a loss from continuing operations, diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share is computed, even if we report net income after adjusting for discontinued operations.

Our weighted-average number of common shares outstanding includes the weighted-average number of 1.8 million of warrants exercisable for shares of our common stock during each of the three and six months ended July 2, 2011 and July 3, 2010, respectively, as they are issuable for an exercise price of $0.07 each. At July 2, 2011, 1.8 million of these warrants remained outstanding.

The following securities that could potentially reduce net income or increase net loss per share in the future are not included in the determination of diluted income (loss) per share as they are antidilutive. The share amounts are determined using a weighted-average of the common stock equivalents outstanding during the respective periods.

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Third Lien Notes	8,010	7,100	7,882	6,940
Outstanding stock options	1,486	2,829	1,523	2,897
Unvested restricted stock	1,236	—	1,236	—

8.	Stockholders’ Deficit

Changes in shares of common stock and total stockholders’ deficit for the six months ended July 2, 2011 are as follows:

(in thousands)	Shares of Common Stock	Total Stockholders’ Deficit
Balance at January 1, 2011	23,729	$(398,166)
Share-based compensation expense	—	421
Foreign currency translation adjustment	—	2,673
Net loss	—	(126,392)

Balance at July 2, 2011	23,729	$(521,464)

9.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy contained in accounting guidance for fair value measurements and disclosures:

		Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At July 2, 2011
Cash and cash equivalents	$22,567	$22,567	$—	$—
At January 1, 2011
Cash and cash equivalents	$42,598	$42,598	$—	$—
Embedded derivatives(1)	1,261	—	—	1,261

(1)	Included in other current liabilities in the accompanying condensed consolidated balance sheet.

Embedded Derivatives. The automatic extension of the maturity date of our Senior Notes from July 17, 2011 to October 17, 2011 if certain conditions were met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes, and our obligation to redeem the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control of the Company, constitute embedded derivatives under derivatives and hedging accounting guidance. Accordingly, the initial estimated fair values of the embedded derivatives were recorded as a reduction in the carrying values of the Senior Notes, Second Lien Notes and Third Lien Notes. The estimated fair value of the embedded derivatives are reported in other current liabilities in the accompanying consolidated balance sheets and subsequent changes in the fair value of the embedded derivatives are recognized in other operating income (expense) in the accompanying consolidated statements of operations. We measured the estimated fair value of the embedded derivatives in the Senior Notes, Second Lien Notes and Third Lien Notes using probability-weighted discounted cash flow models (Level 3 inputs). The discounted cash flow models utilize management assumptions of the probability of the occurrence of an extension of the maturity date of our Senior Notes and an early redemption of the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control of the Company.

The following table summarizes the activity in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs):

	Embedded Derivatives
(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Total
Balance at January 1, 2011	$(794)	$(30)	$(437)	$(1,261)
Unrealized gains included in other income (expense), net	794	30	437	1,261

Balance at July 2, 2011	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There have been no significant changes to our assets and liabilities measured at fair value on a nonrecurring basis during the three and six months ended July 2, 2011.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments of continuing operations, including cash and cash equivalents, short-term investments, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations of continuing operations are as follows:

	July 2, 2011			January 1, 2011
(in thousands)	Carrying Amount	Fair Value	Discount Rate	Carrying Amount	Fair Value	Discount Rate
Senior Notes	$128,059	$128,231	15%	$122,261	$117,450	15%
Second Lien Notes	175,965	175,090	23%	158,876	157,777	23%
Third Lien Notes	586,748	586,748	40%	497,574	497,574	40%
Wireless spectrum leases	21,595	9,590	40%	23,904	11,154	40%

At July 2, 2011 and January 1, 2011, we determined the fair value of our long-term obligations using discounted cash flow models with the respective discount rates listed above, which represent our respective estimated incremental borrowing rates as of that date for that type of instrument. At January 1, 2011, our Third Lien Notes were measured using their fair value for accounting purposes upon reissuance in March 2010.

10.	Commitments and Contingencies

Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss, without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint, and we subsequently filed a Motion to Dismiss. On March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. On May 5, 2011, the lead plaintiff filed a Third Amended Complaint, and we again filed a Motion to Dismiss. The Motion now has been fully briefed and oral argument is scheduled for December of 2011. At this time, there can be no assurance as to the ultimate outcome of this litigation. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of July 2, 2011, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Our actual results could differ substantially from those anticipated by such forward-looking information due to a number of factors, including, but not limited to, risks described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report. Additionally, the following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 1, 2011 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including, without limitation, those factors described under “Risk Factors” and elsewhere in this Quarterly Report. Any forward-looking statements should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal years 2011 and 2010 are 52-week years ending on December 31, 2011 and January 1, 2011, respectively. The three- and six-month periods ending July 2, 2011 and July 3, 2010 include 13 weeks and 26 weeks each, respectively.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As more fully described in Note 1 to the unaudited condensed consolidated financial statements, we have incurred recurring operating losses, our Senior Notes matured on July 17, 2011, and our cash reserves are not sufficient to meet these payment obligations. If the Forbearance Agreement is terminated without completion of the contemplated refinancing transaction, an event of default will occur under our Senior Notes, Second Lien Notes and Third Lien Notes. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OVERVIEW

Second Quarter of 2011

•	Our net loss from continuing operations during the second quarter of 2011 was $66.0 million compared to $63.3 million for the second quarter of 2010.

•

Our net loss from continuing operations during the first six months of 2011 was $128.1 million compared to $64.2 million, and $102.2 million prior to the gain on extinguishment of debt of $38.0 million, for the first six months of 2010.

Our Business

NextWave Wireless Inc. is a holding company for our wireless spectrum portfolio. Our continuing operations are focused on the management of our wireless spectrum interests. Our total domestic spectrum holdings consist of approximately 3.8 billion MHz POPs. The term “MHz-POPs” is defined as the product derived from multiplying the number of megahertz associated with a license by the population of the license’s service area. Our wireless license portfolio covers approximately 214.3 million total POPs, with 102.8 million POPs covered by 20 MHz or more of spectrum, and an additional 93.0 million POPs covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York City metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Service (“AWS”) bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

Our international spectrum included in continuing operations include 2.3 GHz licenses in Canada with 15 million POPs covered by 30 MHz of spectrum.

We continue to pursue the sale of our wireless spectrum holdings and have retained Moelis & Company to explore the sale of our wireless holdings in United States and Canada. Any sale or transfer of the ownership of our wireless spectrum holdings is subject to regulatory approval.

We will be required to successfully monetize most of our wireless spectrum assets for net proceeds substantially in excess of our cost basis in order to retire our debt.

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

Our efforts to sell our wireless spectrum holdings on favorable terms has been delayed by current market conditions, as well as regulatory and other market activities involving potential buyers, including the pending acquisition of T-Mobile by AT&T, which may delay purchasing decisions by telecommunications service providers pending regulatory decisions on the transaction, and uncertainties relating to Sprint and Clearwire’s WiMAX network deployment. We are continuing to have discussions with numerous parties who have expressed interest in our various spectrum assets. However, we believe that adverse economic conditions and other factors beyond our control continue to affect potential purchasers of our wireless spectrum, and there can be no assurance as to the timing of further spectrum sales or the sales prices that will be attained, or that sales will be completed at all.

Discontinued Operations

The results of operations of our PacketVideo and Cygnus subsidiaries, our Semiconductor and Global Services Support strategic business units and our WiMAX Telecom, Inquam and South American businesses, have been reported as discontinued operations in the condensed consolidated financial statements for all periods presented, prior to sale or dissolution of the respective business.

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

Comparison of Our Second Quarter of 2011 to Our Second Quarter of 2010 – Continuing Operations

General and Administrative

General and administrative expenses from continuing operations during the second quarter of 2011 were $6.0 million compared to $8.0 million for the second quarter of 2010. The $2.0 million decrease is attributable primarily to $2.2 million in lower insurance costs, professional fees and certain overhead costs resulting primarily from a change in our insurance plan and our sale of PacketVideo in October 2010 which reduced the size of our operations. These reductions were partially offset by $0.2 million in maintenance expenditures associated with certain build-out or substantial service requirements of our licensed wireless spectrum, which generally must be satisfied as a condition of the license.

Included in general and administrative expenses during each of the second quarters of 2011 and 2010 is $1.9 million of amortization of finite-lived wireless spectrum. Also included in general and administrative expenses during the second quarters of 2011 and 2010 is $0.2 million and $0.3 million, respectively, of share-based compensation expense.

Net gains (losses) on Sale of Wireless Spectrum Licenses

During the second quarter of 2011, we recognized a $0.3 million gain on the sale of wireless spectrum licenses which represents our receipt of a $0.3 million holdback payment that was pending FCC clearance of a prior sale by us, which was partially offset by $0.2 million in legal costs related to regulatory issues and our ongoing negotiations to sell our wireless spectrum license assets.

During the second quarter of 2010, we recognized net losses on sales of our wireless spectrum licenses of $0.2 million, after deducting incremental costs of $0.5 million. These net losses were partially reduced by lease payments received by us, pending completion of the sale of certain of our owned WCS spectrum licenses in the United States to a third party, of $0.3 million, and the forfeiture of a spectrum license sales deposit received by us of $0.3 million.

Interest Expense

Interest expense from continuing operations during the second quarter of 2011 was $61.7 million, compared to $54.2 million during the second quarter of 2010, an increase of $7.5 million. The increase is primarily attributable to higher principal and paid-in-kind interest and the March 2010 Amendment and Waiver, which increased the interest rates on our Notes. Higher paid-in-kind interest and interest accretion of the debt discount and issuance costs related to our Second Lien Notes and Third Lien Notes accounted for $1.1 million and $9.8 million of the increase, respectively. These increases were partially offset by $3.1 million in lower interest expense from our Senior Notes due to the lower principal balance of our Senior Notes and lower accretion of the related debt discount and issuance costs as the Notes near maturity.

Higher paid-in-kind interest on our Third Lien Notes and amortization of the related discount will continue to increase our interest expense during the remainder of the year. If the Forbearance Agreement is terminated without completion of the contemplated refinancing transaction, an event of default will occur under our Senior Notes, Second Lien Notes and Third Lien Notes and each series of Notes will accrue default interest of an additional 2% per annum retroactively to August 1, 2011, and upon the election of the holder of 51% of the aggregate principal amount outstanding under the Second Lien Notes and Third Lien Notes, respectively, all amounts outstanding under the Second Lien Notes and Third Lien Notes may be declared immediately due and payable prior to their scheduled maturity dates, causing all unamortized discounts and debt issuance costs to become immediately expensed, further increasing interest expense.

Other Income and Expense, Net

Other expense, net, from continuing operations during the second quarter of 2010 was $1.2 million and includes changes in the estimated fair values of our embedded derivatives aggregating $1.4 million.

Income Taxes

During the second quarters of 2011 and 2010, substantially all of our U.S. subsidiaries had net losses for tax purposes with full valuation allowances. During the second quarter of 2010, no income tax provision or benefit was recognized for these subsidiaries.

Our effective income tax rate during the second quarter of 2011 was 2.5%, resulting in an income tax benefit of $1.7 million on our pre-tax loss of $67.6 million. The income tax benefit consists of a $1.3 million tax benefit from the effect of the change in the effective income tax rate on the deferred tax liabilities associated with indefinite-lived intangible assets and a $0.4 million tax benefit on taxes provided on income from discontinued operations that can be offset by losses from continuing operations.

Comparison of Our First Six Months of 2011 to Our First Six Months of 2010 – Continuing Operations

General and Administrative

General and administrative expenses from continuing operations during the first six months of 2011 were $12.0 million compared to $13.9 million for the first six months of 2010. The $1.9 million decrease is attributable primarily to $2.4 million in lower insurance costs, professional fees and certain overhead costs resulting primarily from a change in our insurance plan and our sale of PacketVideo in October 2010, which reduced the size of our operations. These reductions were partially offset by $0.5 million in maintenance expenditures associated with certain build-out or substantial service requirements of our licensed wireless spectrum, which generally must be satisfied as a condition of the license.

Included in general and administrative expenses during each of the first six months of 2011 and 2010 is $3.8 million of amortization of finite-lived wireless spectrum. Also included in general and administrative expenses during the first six months of 2011 and 2010 is $0.4 million and $0.6 million, respectively, of share-based compensation expense.

Restructuring Credits

During the first six months of 2011, we recognized a benefit of $1.1 million resulting from a renegotiation of our $1.9 million long-term obligation stemming from a previous renegotiation of one of our abandoned lease liabilities whereby we paid $0.8 million in full settlement of the obligation.

Net gains (losses) on Sale of Wireless Spectrum Licenses

During the first six months of 2011, we recognized a $0.3 million gain on the sale of wireless spectrum licenses which represents our receipt of a $0.3 million holdback payment that was pending FCC clearance of a prior sale by us, which was offset by $0.3 million in legal costs related to regulatory issues and our ongoing negotiations to sell our wireless spectrum license assets.

During the first six months of 2010, we recognized net gains on sales of our wireless spectrum licenses of $12,000, after deducting incremental costs of $0.7 million. These net losses were partially reduced by lease payments received by us, pending completion of the sale of certain of our owned WCS spectrum licenses in the United States to a third party, of $0.3 million, and the forfeiture of a spectrum license sales deposit received by us of $0.3 million.

Interest Expense

Interest expense from continuing operations during the first six months of 2011 was $120.2 million, compared to $98.3 million during the first six months of 2010, an increase of $21.9 million. The increase is primarily attributable to higher principal and paid-in-kind interest and the March 2010 Amendment and Waiver, which increased the interest rates on our Notes. Interest expense and interest accretion of the debt discount and issuance costs related to our Third Lien Notes accounted for $26.8 million of the increase. Our Second Lien Notes accounted for an additional increase of $1.4 million due to higher principal and paid-in-kind interest, which was partially offset by $0.7 million in lower interest accretion of the debt discount and issuance costs. These increases were partially offset by $5.8 million in lower interest expense from our Senior Notes due to the lower principal balance of our Senior Notes and lower accretion of the related debt discount and issuance costs as the Notes near maturity.

Gain on Extinguishment of Debt

The Amendment and Waiver modification to our Third Lien Notes in March 2010, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the modification date for accounting purposes. The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, and that amount was used to determine net debt extinguishment gain recognized during the first six months of 2010 of $38.0 million. The net gain was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the holders of the Third Lien Notes.

Other Income and Expense, Net

Other income, net, from continuing operations during the first six months of 2011 was $1.3 million, compared to other income, net of $9.4 million during the first six months of 2010, a decrease of $8.1 million. The decrease in other income, net, reflects primarily changes in the estimated fair values of our embedded derivatives aggregating $6.8 million and cash of $1.0 million released from escrow during the first six months of 2010 related to our reorganization in 2005. Of the $6.8 million change in the estimated fair values of our embedded derivative liabilities, $9.6 million of the credit to other income (expense) during the first six months of 2010 resulted from the Amendment and Waiver, which eliminated the Second Lien Note redemption premiums required upon an asset sale or change in control.

Income Taxes

During the first six months of 2011 and 2010, substantially all of our U.S. subsidiaries had net losses for tax purposes with full valuation allowances. During the first six months of 2010, no income tax provision or benefit was recognized for these subsidiaries.

Our effective income tax rate during the first six months of 2011 was 1.4%, resulting in an income tax benefit of $1.8 million on our pre-tax loss of $129.9 million. The income tax benefit consists of a $1.3 million tax benefit from the effect of the change in the effective income tax rate on the deferred tax liabilities associated with indefinite-lived intangible assets and a $0.5 million tax benefit on taxes provided on income from discontinued operations that can be offset by losses from continuing operations.

Comparison of Our Second Quarter and First Six Months of 2011 to Our Second Quarter and First Six Months of 2010 – Discontinued Operations

The results of operations of our discontinued PacketVideo, Semiconductor, Global Services Support, WiMAX Telecom, Inquam and South American businesses, are as follows:

	Three Months Ended			Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	Increase (Decrease)	July 2, 2011	July 3, 2010	Increase (Decrease)
Revenues (including related party revenues of $0, $2.3, $0 and $9.3, respectively)	$—	$11.1	$(11.1)	$—	$29.9	$(29.9)
Total operating expenses (credits) (including related party cost of revenues of $0, $0.2, $0 and $0.5, respectively)	(0.4)	16.0	(16.4)	(0.5)	36.6	(37.1)
Net gain (losses) on business divestitures	0.5	(4.6)	5.1	2.1	(4.6)	6.7
Income (loss) before income taxes	0.9	(9.6)	10.5	2.7	(11.4)	14.1
Net income (loss) from discontinued operations	0.6	(9.6)	10.2	1.7	(11.5)	13.2
Net loss attributed to noncontrolling interest in subsidiary	—	1.7	(1.7)	—	1.2	(1.2)
Net income (loss) from discontinued operations attributed to NextWave	0.6	(7.9)	8.5	1.7	(10.3)	12.0

Revenues

Of the $11.1 million decrease in revenues from discontinued operations during the second quarter of 2011 when compared to the second quarter of 2010, $10.5 million was attributable to our sale of our PacketVideo subsidiary in October 2010. The remaining $0.6 million decrease was primarily attributable to the sale of our WiMAX Telecom Slovakia, s.r.o. subsidiary (“WT SRO”) in June of 2010.

Of the $29.9 million decrease in revenues from discontinued operations during the first six months of 2011 when compared to the first six months of 2010, $28.5 million was attributable to our sale of our PacketVideo subsidiary in October 2010. The remaining $1.4 million decrease was primarily attributable to the sale of our WT SRO subsidiary in June of 2010.

Related party revenues during the second quarter and first six months of 2010 represent sales and royalties related to versions of PacketVideo’s multimedia player sold and licensed to DOCOMO for installation into DOCOMO handset models. During the first six months of 2010 DOCOMO owned a 35% noncontrolling interest in our PacketVideo subsidiary.

Total Operating Expenses (Credits)

Of the $16.4 million decrease in total operating expenses from discontinued operations during the second quarter of 2011 when compared to the second quarter of 2010, $15.4 million is attributable to the divestiture of our PacketVideo subsidiary in October 2010, $1.5 million and $0.1 million is attributable to asset impairment and restructuring charges, respectively, recognized during the second quarter of 2010 and $0.6 million is primarily attributable to our divestitures during 2010 of our discontinued Chilean subsidiaries and our WiMAX Telecom businesses in Slovakia and Switzerland. These decreases were partially offset by our reclassification of $1.2 million of the asset impairment charge on our wireless spectrum licenses in Slovakia that was recognized during the first quarter of 2010 against the net losses on business divestitures upon the sale and deconsolidation during the second quarter of 2010 of WT SRO. Total operating expense credits for the second quarter of 2011 include a $0.3 million favorable settlement with a service vendor, $0.1 million in net gains on the sale of equipment and $0.1 million in sublease revenue.

Of the $37.1 million decrease in total operating expenses from discontinued operations during the first six months of 2011 when compared to the first six months of 2010, $31.9 million is attributable to the divestiture of our PacketVideo subsidiary in October 2010, $2.0 million and $1.0 million is attributable to asset impairment and restructuring charges, respectively, recognized during the first six months of 2010 and the remaining $2.2 million is primarily attributable to our divestitures during 2010 of our discontinued Chilean subsidiaries and our WiMAX Telecom businesses in Slovakia and Switzerland. Total operating expense credits for the first six months of 2011 include a $0.3 million favorable settlement with a service vendor, $0.2 million in net gains on the sale of equipment and $0.1 million in sublease revenue.

Included in total operating expenses from discontinued operations during the second quarters of 2011 and 2010 is $0 and $1.0 million, respectively, and during the first six months of 2011 and 2010 is $0 and $2.0 million, respectively, of amortization of purchased intangible assets. Also included in total operating expenses during the second quarters of 2011 and 2010 is $0 and $1.1 million, respectively, and during the first six months of 2011 and 2010 is $0 and $2.2 million, respectively, of share-based compensation expense.

Net Gains (Losses) on Business Divestitures

During the second quarter and first six months of 2011 we recognized $0.4 million under the terms of an additional consideration agreement that we entered into upon the sale of WT SRO in June 2010.

During the first six months of 2011, we completed the sale of our remaining subsidiaries in Latin America to a third party for $3.0 million and recognized a gain on the divestiture of $1.7 million.

The net loss on business divestitures during the second quarter and first six months of 2010 of $4.6 million primarily relates to an $8.8 million loss on our sale of WT SRO. This loss was partially offset by a $4.2 million gain on the assumption of debt by the buyers of our two Chilean wireless spectrum businesses.

Net Income Attributed to Noncontrolling Interest in Subsidiary

During the second quarter and first six months of 2010, the net income from discontinued operations attributed to the noncontrolling interest in our PacketVideo subsidiary totaled $1.7 million and $1.2 million, respectively, and represents DOCOMO’s share of PacketVideo’s net loss during the respective periods. In October 2010, we sold our remaining 65% stock ownership in our PacketVideo subsidiary.

Income Taxes

The effective income tax rate for discontinued operations during the second quarter and first six months of 2011 was 36.5%, resulting in income tax provisions of $0.3 million and $1.0 million on pre-tax income from discontinued operations of $0.9 million and $2.7 million, respectively. The tax provision was recorded as a result of an allocation of the current year loss from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in 2006 and 2010, the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock in March 2007 and the net proceeds of $101.0 million from our issuance of the Second Lien Notes in 2008 and 2009. Our total unrestricted cash, cash equivalents and short-term investment included in continuing operations totaled $27.6 million at July 2, 2011. We had a net working capital deficit of $857.6 million at July 2, 2011.

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

During the first six months of 2011, our continuing operations used cash of $7.3 million for operations, which includes costs to maintain our wireless spectrum licenses and costs associated with being a public reporting company. We expect that our cash requirements for our continuing operations will continue at this rate during the remainder of 2011.

In 2010, we had capital expenditure needs associated with certain build-out or substantial service requirements which apply to our licensed wireless spectrum, which generally must be satisfied as a condition of the license. The substantial service build-out deadline for our domestic Wireless Communication Services (“WCS”) spectrum was July 21, 2010 under the Federal Communication Commission (“FCC”) rules in existence at that time. We made the capital expenditures required to complete the applicable WCS build-out requirements by the July 21, 2010 deadline. Right before the deadline, on May 20, 2010, the FCC adopted new rules that became effective September 1, 2010 replacing the July 21, 2010 substantial service requirements with new requirements that must be met by March 4, 2014 and additional requirements that must be met by September 1, 2016. Since the effective date for the new rules was in September, after the July deadline for completion of the build out required by the old rules, and we had completed the build out in accordance with the old rules, we filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. On June 14, 2011, the FCC dismissed our substantial service showings in accordance with the plans it announced in its June 29, 2010 order announcing that substantial service showings would no longer be accepted because of the new performance requirements that were adopted. Accordingly, we will be required to make additional capital expenditures to comply with the new rules. The substantial service deadline for Educational Broadband Service (“EBS”) spectrum was extended by the FCC on March 21, 2011 to November 1, 2011; however, most of our EBS leases required us to complete build-out activities in 2010, in advance of the FCC’s substantial service deadline. To meet the substantial service requirements for EBS spectrum we arranged with our EBS licensees to either (a) have the EBS licensee continue to use the spectrum to provide educational services in the cases where the EBS licensee is currently providing such service or (b) provide educational services on a network that was installed by us, at our cost, either of which option is intended to deliver educational services over the spectrum in compliance with the FCC’s educational safe harbor to meet the substantial service showing by the deadline. We have completed build-out activities for our EBS leases. Our reliance on the EBS licensees to provide the educational service may subject us to risk of non-renewal in the event the EBS licensee fails to provide the service. In addition, the affected license(s) are subject to non-renewal if the FCC does not accept the substantial service showing. The substantial service deadline for Broadband Radio Service (“BRS”) spectrum was May 1, 2011. With respect to our domestic BRS spectrum, we have constructed and are operating a commercial system using the spectrum to meet the FCC substantial service requirement. The affected license(s) are subject to non-renewal if the FCC does not accept our substantial service showing.

Debt Maturities, Forbearance Agreement and Ability to Continue as Going Concern

Our Senior Notes, having an aggregate principal amount of $128.2 million at July 2, 2011, matured on July 17, 2011. On July 17, 2011, the holders of our Senior Notes provided a limited waiver of our obligation to pay these notes in full on their maturity date. Concurrently with the expiration of the limited waiver on August 1, we entered into a Forbearance Agreement with all of the holders of our secured notes pursuant to which such holders agreed to forbear from exercising their remedies relating to payment and other potential defaults through September 30, 2011, subject to certain conditions including our commitment to consummate a refinancing transaction. Our Second Lien Notes, having an aggregate principal amount of $179.6 million at July 2, 2011, will mature in November 2011 and our Third Lien Notes, having an aggregate principal amount of $640.6 million at July 2, 2011, will mature in December 2011. We have been engaged in discussions with the holders of our secured notes relating to a maturity extension and related amendments to our notes agreements since January 2011. The holders of our notes have not agreed to a maturity extension. An independent committee of our Board of Directors has authorized us to seek alternative sources of financing to repay our Senior Notes and Second Lien Notes. At this time, alternative financing has not been identified and cannot be assured. The Forbearance Agreement contemplates that we will meet certain milestones in an offering of new senior notes for net proceeds of at least $380 million with a maturity date no earlier than June 30, 2014 (the “New First Lien Notes”). As permitted by the Forbearance Agreement, the holders of our Senior Notes have extended the date by which we must retain underwriters or placement agents from August 8 to August 16, 2011, with the issuance of the New First Lien Notes required to be completed by no later than September 30, 2011. These dates may be extended by mutual agreement of the Company and the holders of our Senior Notes, except that the completion date of the issuance may not be extended past December 15, 2011 without the consent of all note holders. If the offering of New First Lien Notes is completed, we have agreed to redeem our Senior Notes, Second Lien Notes and $25 million of our Third Lien Notes using the proceeds of such transaction. If such Third Lien Notes redemption is completed, the holders of our Third Lien Notes have agreed to exchange their remaining notes for a new class of second lien notes with a maturity date six months after the maturity date of the New First Lien Notes. If, after these redemptions, the net proceeds of the New First Lien Notes are not sufficient to provide the Company with at least $55 million in working capital, we will be permitted to issue incremental first priority senior secured notes ranking pari passu with all senior obligations of the Company for an aggregate amount of net proceeds up to such deficit at a later date.

If the Forbearance Agreement is terminated without completion of the contemplated refinancing transaction, an event of default under our Senior Notes, our Second Lien Notes, and our Third Lien Notes will occur and the principal amount of each series of Notes will accrue default interest at a rate of 2% per annum, in addition to the interest rate currently in effect, retroactively to August 1, 2011. In addition, such an event of default would entitle the holders of at least 51% of the aggregate principal amount of each such series of notes to declare amounts outstanding under such notes immediately due and payable prior to their respective scheduled maturity dates. In the event that amounts outstanding under the Second Lien Notes and Third Lien Notes are declared immediately due and payable prior to their scheduled maturity dates, all unamortized discounts and debt issuance costs would be immediately expensed.

Our current cash reserves are not sufficient to meet our payment obligations under our secured notes at their current maturity dates. We also anticipate that we will be unable to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current scheduled maturity dates. If we are unable to extend maturity beyond 2011, or identify and successfully implement alternative financing to repay the Senior Notes and Second Lien Notes, the holders of our secured notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our secured notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The following table presents our working capital deficit, our cash, cash equivalents and short-term investment balances:

(in millions)	July 2, 2011	April 2, 2011	Increase (Decrease) for the Three Months Ended July 2, 2011	January 1, 2011	Increase (Decrease) for the Six Months Ended July 2, 2011
Working capital deficit	$(857.6)	$(793.7)	$(63.9)	$(733.7)	$(123.9)

Cash and cash equivalents	$22.6	$31.5	$(8.9)	$42.5	$(19.9)
Short-term investment	5.0	—	5.0	—	5.0

Cash, cash equivalents and short-term investment – continuing operations	27.6	31.5	(3.9)	42.5	(14.9)
Cash and cash equivalents – discontinued operations	0.4	—	0.4	0.1	0.3

Total cash, cash equivalents and short-term investment	$28.0	$31.5	$(3.5)	$42.6	$(14.6)

Uses of Cash, Cash Equivalents and Short-Term Investment

The following table presents our utilization of cash, cash equivalents and short-term investment:

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Beginning cash and cash equivalents	$31.5	$8.2	$42.6	$20.5
Net operating cash used by continuing operations	(3.8)	(3.5)	(7.3)	(10.4)
Proceeds from the sale of wireless spectrum licenses, net of selling costs	0.1	0.5	—	0.7
Payments on long-term obligations, excluding wireless spectrum lease obligations	—	(21.4)	(6.1)	(21.4)
Cash paid for wireless spectrum license lease obligations	(0.2)	(0.1)	(3.8)	(3.8)
Proceeds from long-term obligations	—	25.0	—	25.0
Proceeds from the sale of auction-rate securities	—	24.0	—	24.0
Payments for the purchase of property and equipment	—	(3.8)	—	(3.8)
Other, net	—	(0.3)	—	(0.6)
Net operating and investing cash provided by discontinued operations	0.4	5.2	2.6	3.6

Ending cash, cash equivalents and short-term investment	28.0	33.8	28.0	33.8
Less: ending cash and cash equivalents - discontinued operations	(0.4)	(2.2)	(0.4)	(2.2)

Ending cash, cash equivalents and short-term investment - continuing operations	$27.6	$31.6	$27.6	$31.6

There were no significant investing or financing activities during the first six months of 2011.

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

There have been no significant changes in our critical accounting policies and estimates since January 1, 2011.

CONTRACTUAL OBLIGATIONS

The following table summarizes our cash contractual obligations for continuing and discontinued operations at July 2, 2011, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Fiscal Year Period
(in thousands)	Total	Remainder of 2011	Years 2012-2013	Years 2014-2015	Years 2016 and Thereafter
Continuing Operations:
Long-term obligations:
Notes payable(1)(2)	$948,439	$948,439	$—	$—	$—
Wireless spectrum leases	36,066	402	8,680	8,345	18,639
Operating leases	285	149	136	—	—

	984,790	948,990	8,816	8,345	18,639
Discontinued Operations - Services agreement	8,153	—	—	—	8,153

Total	$992,943	$948,990	$8,816	$8,345	$26,792

(1)	Amounts presented do not include the future issuance of additional Senior Notes, Second Lien Notes and Third Lien Notes in payment of interest.
(2)	Our Senior Notes, having an aggregate principal amount of $128.2 million at July 2, 2011, matured on July 17, 2011. On July 17, 2011, the holders of our Senior Notes provided a limited waiver of our obligation to pay these notes in full on their maturity date. Concurrently with the expiration of the limited waiver on August 1, we entered into a Forbearance Agreement with all of the holders of our secured notes pursuant to which such holders agreed to forbear from exercising their remedies relating to payment and other potential defaults through September 30, 2011, subject to certain conditions including our commitment to consummate a refinancing transaction. Our Second Lien Notes, having an aggregate principal amount of $179.6 million at July 2, 2011, will mature in November 2011 and our Third Lien Notes, having an aggregate principal amount of $640.6 million at July 2, 2011, will mature in December 2011. The Forbearance Agreement contemplates that we will meet certain milestones in an offering of new senior notes for net proceeds of at least $380 million with a maturity date no earlier than June 30, 2014 (the “New First Lien Notes”). As permitted by the Forbearance Agreement, the holders of our Senior Notes have extended the date by which we must retain underwriters or placement agents from August 8, to August 16, 2011, with the issuance of the New First Lien Notes required to be completed by no later than September 30, 2011. If the Forbearance Agreement is terminated without completion of the contemplated refinancing transaction, an event of default under our Senior Notes, our Second Lien Notes, and our Third Lien Notes will occur and the principal amount of each series of Notes will accrue default interest at a rate of 2% per annum, in addition to the interest rate currently in effect, retroactively to August 1, 2011. In addition, such an event of default would entitle the holders of at least 51% of the aggregate principal amount of each such series of Notes to declare amounts outstanding under such Notes immediately due and payable prior to their respective scheduled maturity dates. In the event that amounts outstanding under the Second Lien Notes and Third Lien Notes are declared immediately due and payable prior to their scheduled maturity dates, all unamortized discounts and debt issuance costs would be immediately expensed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss, without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint, and we subsequently filed a Motion to Dismiss. On March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. On May 5, 2011, the lead plaintiff filed a Third Amended Complaint, and we again filed a Motion to Dismiss. The Motion now has been fully briefed and oral argument is scheduled for December of 2011. At this time, there can be no assurance as to the ultimate outcome of this litigation. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of July 2, 2011, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

ITEM 1A. Risk Factors

Our business involves a high degree of risk. You should carefully consider the following risks together with all of the other information contained in this Quarterly Report and our other filings with the SEC before making a future investment decision with respect to our securities. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially adversely affected, and the value of our securities could substantially decline.

Risks Relating to Our Business

We may default on our debt, and our cash reserves will not be sufficient to meet these payment obligations. There can be no assurance that a maturity extension or refinancing transaction relating to our secured notes will be achieved. Any maturity extension or refinancing transaction may involve significant cost, including the accrual of payment-in-kind interest for an extended term which will increase our aggregate amount of indebtedness.

Our Senior Notes, having an aggregate principal amount of $128.2 million at July 2, 2011, matured on July 17, 2011. On July 17, 2011, the holders of our Senior Notes provided a limited waiver of our obligation to pay these notes in full on their maturity date. Concurrently with the expiration of the limited waiver on August 1, we entered into a Forbearance Agreement with all of the holders of our secured notes pursuant to which such holders agreed to forbear from exercising their remedies relating to payment and other potential defaults through September 30, 2011, subject to certain conditions including our commitment to consummate a refinancing transaction. We have been engaged in discussions with the holders of our secured notes relating to a maturity extension and related amendments to our notes agreements since January 2011. The holders of our notes have not agreed to a maturity extension. An independent committee of our Board of Directors has authorized us to seek alternative sources of financing to repay our Senior Notes and Second Lien Notes. At this time, alternative financing has not been identified and cannot be assured. The Forbearance Agreement contemplates that we will meet certain milestones in an offering of new senior notes for net proceeds of at least $380 million with a maturity date no earlier than June 30, 2014 (the “New First Lien Notes”), with the issuance of the New First Lien Notes being completed by no later than September 30, 2011. The completion date of the issuance may not be extended past December 15, 2011 without the consent of all note holders.

If the Forbearance Agreement is terminated without completion of the contemplated refinancing transaction, an event of default under our Senior Notes, our Second Lien Notes, and our Third Lien Notes will occur and the principal amount of each series of Notes will accrue default interest at a rate of 2% per annum, in addition to the interest rate currently in effect, retroactively to August 1, 2011. In addition, such an event of default would entitle the holders of at least 51% of the aggregate principal amount of each such series of Notes to declare amounts outstanding under such Notes immediately due and payable prior to their respective scheduled maturity dates. In the event that amounts outstanding under the Second Lien Notes and Third Lien Notes are declared immediately due and payable prior to their scheduled maturity dates, all unamortized discounts and debt issuance costs would be immediately expensed.

Our current cash reserves are not sufficient to meet our payment obligations under our secured notes at their current maturity dates. We also anticipate that we will be unable to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current scheduled maturity dates. If we are unable to extend maturity beyond 2011, or identify and successfully implement alternative financing to repay the Senior Notes and Second Lien Notes, the holders of our Notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders.

A refinancing or maturity extension of the Company’s secured notes may be costly to obtain, and, if successful, will result in a greater aggregate amount of indebtedness due at maturity resulting from the accrual of payment-in-kind interest for the extended term. Such extension could also involve the issuance of equity securities that could cause significant dilution to existing stockholders.

Because there can be no assurance that we will be successful in obtaining a debt maturity extension or refinancing our debt, there is substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph highlighting this uncertainty in its report dated March 16, 2011.

Termination of the Forbearance Agreement without completion of the contemplated refinancing transaction would give rise to a cross-default under our Second Lien Notes and Third Lien Notes, which entitles the holders of at least 51% of the aggregate principal amount of such series of notes to declare amounts outstanding under such notes immediately due and payable prior to their scheduled maturity dates of November 2011 and December 2011, respectively. In addition, this event of default would cause the principal amount of the Senior Notes, Second Lien Notes and Third Lien Notes to accrue default interest at a rate of 2% per annum, in addition to the respective interest rates currently in effect, retroactively to August 1, 2011.

In the event of a default, the holders of our notes could proceed against the assets pledged to collateralize these obligations, which include the Company’s spectrum assets and the capital stock of its material subsidiaries. A failure to obtain a maturity extension could cause the Company to seek relief through a filing in the United States Bankruptcy Court. Our financial statements are prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Our financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is predicated upon our ability to obtain a maturity extension of our debt.

Our capital structure requires that we successfully monetize most of our wireless spectrum assets for net proceeds substantially in excess of our cost basis in order to retire our debt. The value of our equity securities is dependent on our ability to successfully retire our debt.

If we complete a refinancing transaction or obtain a maturity extension, the aggregate amount of our secured debt will be increased due to accrued payment-in-kind interest for the extended term to maturity. There is no guarantee that we will be able to find third parties interested in purchasing our wireless spectrum assets at prices sufficient to retire this debt prior to maturity, even if extended. If we are unable to consummate sales of our wireless spectrum assets for net proceeds that are sufficient to retire our indebtedness, the value of our equity securities will be significantly impaired or eliminated. The sale price of our wireless spectrum assets will be impacted by many factors beyond our control including, among other things:

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

•	worldwide economic conditions, which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in global network deployments;

•	availability of wireless spectrum in the United States in particular, which could be affected by potential government auctions of spectrum not previously available in the market; and

•	availability of capital for prospective spectrum bidders, which has been negatively impacted by the downturn in the credit and financial markets.

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

As stated above, our capital structure requires that we successfully monetize a substantial portion of our wireless spectrum assets for net proceeds substantially in excess of our cost basis in order to retire our debt. The value of our equity securities is dependent on our ability to successfully retire our debt. We estimate that, as of December 31, 2010, we had federal income tax net operating loss carryforwards (“NOLs”) of approximately $730.7 million, which begin to expire in 2018. We plan to use our NOLs to offset future gains on the sale of our spectrum assets. If our ability to use our NOLs as anticipated to offset any gains is limited, the after-tax proceeds realized from our spectrum sales may be reduced. Depending on the ultimate sale prices for our spectrum assets, the availability of our NOLs may be essential to ensuring the full payment of our Third Lien Notes and/or the realization of value for our equity securities.

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” may generally thereafter only utilize its pre-change losses to offset a fixed amount of taxable income per year, subject to certain adjustments. A corporation generally undergoes an ownership change if the percentage of stock of the corporation owned by one or more 5% shareholders has increased by more than 50 percentage points over a three-year period (with certain groups of less-than-5% shareholders treated as a single shareholder for this purpose).

Based on our analysis to date, we do not believe that we have undergone an “ownership change” in the past. However, subsequent changes in our stock ownership, including the purchase or sale of our common stock by 5% shareholders, changes in the indirect beneficial ownership of such stock, and issuances or redemptions of common stock or other equity securities by us, could result in an ownership change that would trigger the imposition of limitations under Section 382. If an ownership change occurs, the availability of our NOLs for use may be severely limited, subject to an adjustment for so-called net “built-in” gains that are recognized within the five-year period after the ownership change. Although we would expect to significantly benefit from the adjustment for net built-in gains with respect to any spectrum sales following an ownership change, the availability of our NOLs against any future gains from such sales may nevertheless be materially impaired.

The amount and availability of our NOLs is subject to examination and adjustment by the Internal Revenue Service (IRS). Accordingly, there is no assurance that the IRS will agree with our determination as to the available amount of NOLs in respect of any spectrum sales. In addition, the rules relating to U.S. federal income taxation are under ongoing review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts, as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could adversely impair our currently expected ability to use our NOLs.

We are highly leveraged and our operating flexibility will be significantly reduced by our debt covenants.

As of July 2, 2011, the aggregate principal amount of our secured indebtedness was $948.4 million. This amount includes our Senior Notes with an aggregate principal amount of $128.2 million, our Second Lien Notes with an aggregate principal amount of $179.6 million and our Third Lien Notes with an aggregate principal amount of $640.6 million. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

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

The terms of our Senior Notes and Second Lien Notes require us to deliver a six-month operating budget to the noteholders on a quarterly basis, which budget is reasonably acceptable to Avenue AIV US, L.P., an affiliate of Avenue Capital Management II, L.P. (“Avenue Capital II”). Avenue Capital II holds 78% of the aggregate principal amount of our Second Lien Notes and 75% of the aggregate principal amount of our Senior Notes. We must deliver monthly certifications relating to our cash balances to the holders of our Senior Notes and Second Lien Notes. If we are unable to certify that our cash balances have not deviated in a negative manner by more than 10% from budgeted balances, default interest will accrue and, if such condition persists for three monthly reporting periods, an event of default would occur under our Senior Notes and Second Lien Notes and, if the maturity of the foregoing indebtedness were to be accelerated, an event of default would occur under our Third Lien Notes. In addition, we must certify that we have maintained a minimum cash balance of $1.0 million, and any failure to maintain such minimum cash balance will result in an immediate event of default under our Senior Notes and Second Lien Notes and, if the maturity of the foregoing indebtedness were to be accelerated, our Third Lien Notes. Upon an acceleration of our debt following an event of default, the holders of our notes could proceed against the assets pledged to collateralize these obligations, which include our spectrum assets and substantially all of our other assets, which would impair our ability to continue as a going concern.

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

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint, and we subsequently filed a Motion to Dismiss. On March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. On May 5, 2011, the lead plaintiff filed a Third Amended Complaint, and we again filed a Motion to Dismiss. The Motion now has been fully briefed and oral argument is scheduled for December of 2011. At this time, there can be no assurance as to the ultimate outcome of this litigation. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

Our common stock is no longer traded on The Nasdaq Global Market (“Nasdaq”) or any national securities exchange, and investors no longer have the benefit of certain exemptions from state securities laws governing resales, liquidity benefits and governance protections afforded by a Nasdaq (or other national securities exchange) listing.

As a result of our delisting from Nasdaq in July 2010, we are not currently subject to its corporate governance requirements and investors may not have the same protections as are afforded to stockholders of companies listed on Nasdaq. For example, we are no longer required to maintain a majority of independent directors on our Board of Directors. Delisting from Nasdaq may also result in increased obligations under state securities laws and decreased coverage by securities analysts.

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

Trading in our common stock may be subject to the requirements of certain rules promulgated by the SEC under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock”. A “penny stock” is any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. Additional disclosure burdens relating to penny stocks imposed upon broker-dealers by the SEC requirements could discourage broker-dealers from facilitating trades in our common stock, which could further limit the market liquidity of our stock and the ability of investors to trade our common stock.

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

Following the sale, we became a very small public company without any significant operating revenues.

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

Certain “build-out” or “substantial service” requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of the license and/or license renewal. In particular, the renewal deadline and the substantial service build-out deadline for our domestic Broadband Radio Service (“BRS”) spectrum was May 1, 2011; for our Educational Broadband Service (“EBS”) spectrum, the build-out deadline is November 1, 2011; for our domestic WCS spectrum, the FCC adopted new rules, purporting to supersede the July 21, 2010 build-out deadline, establishing two substantial service deadlines of March 4, 2014 and September 1, 2016; and for our domestic AWS spectrum, the substantial service build-out deadline is December 18, 2021. Failure to make the substantial service demonstration domestically, without seeking and obtaining an extension from the FCC, would result in forfeiture of the affected license.

The substantial service deadline for EBS spectrum was extended by the FCC on March 21, 2011 to November 1, 2011; however, most of our EBS leases required us to complete build-out activities in 2010, in advance of the FCC’s substantial service deadline. To meet the substantial service requirements for EBS spectrum, we arranged with our EBS licensees to either (a) have the EBS licensee continue to use the spectrum to provide educational services in cases where the EBS licensee is currently providing such service or (b) provide educational services on a network that was installed by us, at our cost, either of which option is intended to deliver educational services over the spectrum in compliance with the FCC’s educational safe harbor to meet the substantial service showing by the deadline. We have completed build-out activities for our EBS leases. Our reliance on the EBS licensees to provide the educational service may subject us to risk of non-renewal in the event the EBS licensee fails to provide the service. In addition, the affected license(s) are subject to non-renewal if the FCC does not accept the substantial service showing. The substantial service deadline for BRS spectrum was May 1, 2011. With respect to our domestic BRS spectrum, we have constructed and are operating a commercial system using the spectrum to meet the FCC substantial service requirement. The affected license(s) are subject to non-renewal if the FCC does not accept our substantial service showing.

The substantial service deadline for our domestic WCS spectrum was July 21, 2010 under the FCC rules effective at that time. However, the FCC adopted new rules on May 20, 2010, that, when they became effective on September 1, 2010, purported to replace the July 21, 2010 substantial service requirement with new requirements that must be met by March 4, 2014 and additional requirements that must be met by September 1, 2016. We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. The FCC dismissed them on June 14, 2011 in accordance with June 2010 announcement that all substantial service showings would be dismissed given the new performance requirements it had adopted. The FCC did grant all pending WCS license renewal applications, including those that we filed in April of 2007, conditioned on the outcome of an ongoing FCC rulemaking proceeding regarding wireless license renewal procedures. There can be no assurance as to how the FCC will ultimately treat the WCS license renewal applications. Failure to make the substantial service demonstrations by March 4, 2014 and by September 1, 2016 without seeking and obtaining an extension from the FCC would result in license forfeiture.

AWS licensees must comply with all applicable legal and technical rules imposed by the FCC, including those found in Part 27 of Title 47 of the CFR. All of our AWS licenses are granted for a 15-year license term, with a renewal term of ten years. AWS licensees are required to demonstrate that they are providing “substantial service” in their license area within the initial 15-year license term. For our AWS licenses, the renewal deadline and the substantial service build-out deadline is December 18, 2021. Failure to make the substantial service demonstration, without seeking and obtaining an extension from the FCC, would result in license forfeiture.

The AWS spectrum includes a large number of incumbent federal government and non-government operations that must be relocated to other spectrum. AWS licensees are required to coordinate their operations to avoid interfering with these incumbent stations until relocation is complete. A small number of these incumbent stations must be protected indefinitely. In certain cases, the AWS licensee must pay for the relocation of incumbent stations within the AWS licensee’s license area. AWS licensees are effectively prohibited from deploying time-division duplex (TDD) systems in the AWS spectrum. These requirements could affect the value of our AWS spectrum.

The FCC’s rules for meeting the substantial service requirements are written generally so as to enable flexibility in providing service. However, because the rules are subject to interpretation, the FCC has discretion in determining if the substantial service showing is adequate to meet the rules and there is a risk that the FCC may not approve our substantial service showing and any of our licenses that did not meet the substantial service requirement would then be subject to non-renewal.

We operate or hold spectrum licenses through various subsidiaries in Canada and Norway. In Canada, our 2.3 GHz licenses are subject to mid-term in-use demonstration requirements in November of 2012 and in April of 2013 and failure to make those demonstrations could result in forfeiture of the applicable licenses. We do not have specific build-out obligations in Norway.

Our use of EBS spectrum is subject to privately negotiated lease agreements. Changes in FCC rules governing such lease agreements, contractual disputes with EBS licensees, or failures by EBS licensees to comply with FCC rules could impact our use of the EBS spectrum.

With few exceptions, commercial enterprises are restricted from holding licenses for EBS spectrum. Eligibility for EBS spectrum is limited to accredited educational institutions, governmental organizations engaged in the formal education of enrolled students (e.g., school districts), and nonprofit organizations whose purposes are educational. Access to EBS spectrum can only be gained by commercial enterprises through privately negotiated EBS lease agreements. FCC regulation of EBS leases, private interpretation of EBS lease terms, private contractual disputes, and failure of an EBS licensee to comply with FCC regulations all could impact our use of EBS spectrum and the value of our leased EBS spectrum. The FCC rules permit EBS licensees to enter into lease agreements with a maximum term of 30 years; lease agreements with terms longer than 15 years must contain a “right of review” by the EBS licensee every five years beginning in year 15. The right of review must afford the EBS licensee with an opportunity to review its educational use requirements in light of changes in educational needs, technology, and other relevant factors and to obtain access to such additional services, capacity, support, and/or equipment as the parties shall agree upon in the spectrum leasing arrangement to advance the EBS licensee’s educational mission. A spectrum leasing arrangement may include any mutually agreeable terms designed to accommodate changes in the EBS licensee’s educational use requirements and the commercial lessee’s wireless broadband operations. In addition, the terms of EBS lease agreements are subject to contract interpretation and disputes could arise with EBS licensees. There can be no assurance that EBS leases will continue for the full lease term, or be extended beyond the current term, or be renewed or extended on terms that are satisfactory to us, or at all. Similarly, since we are not eligible to hold EBS licenses, we must rely on EBS licensees with whom we contract to comply with FCC rules. The failure of an EBS licensee from whom we lease spectrum to comply with the terms of their FCC authorization or FCC rules could result in termination, forfeiture or non-renewal of their authorization, which would negatively impact the amount of spectrum available for our use.

We have no guarantee that the licenses we hold or lease will be renewed.

The FCC generally grants wireless licenses for terms of ten or 15 years, and such licenses are subject to renewal and revocation. FCC rules require all wireless licensees to comply with applicable FCC rules and policies and the Communications Act of 1934, as amended (the “Communications Act”), in order to retain their licenses. For example, licensees must meet certain construction requirements, including making substantial service demonstrations, in order to retain and renew FCC licenses. Failure to comply with FCC requirements with respect to any license could result in revocation or non-renewal of a license. In general, most wireless licensees who meet their construction and/or substantial service requirements are afforded renewal expectancy; however, all FCC license renewals can be challenged in various ways, regardless of whether such challenges have any legal merit. Under FCC rules, licenses continue in effect during the pendency of timely filed renewal applications. Challenges to license renewals, while uncommon, may impact the timing of renewal grants and may impose legal costs. Accordingly, there is no guarantee that licenses we hold or lease will remain in full force and effect or be renewed.

We hold 30 licenses issued by the FCC for WCS spectrum. Renewal applications for all 2.3 GHz WCS licenses, including those issued to us, were due to be filed with the FCC on July 21, 2007. We filed our WCS renewal applications on April 23, 2007. Under FCC rules, licenses continue in effect during the pendency of timely filed renewal applications. We are aware of three parties that made filings purporting to be “competing applications” in response to the renewal applications that we, AT&T, and others filed. The basis on which the third-party filings were made was the alleged failure of WCS licensees to deploy service on WCS spectrum and satisfy substantial service requirements by July 21, 2007. However, on December 1, 2006, the FCC issued a waiver order extending the substantial service deadline for WCS licensees to July 21, 2010. The FCC’s rules contain no procedures for processing “competing applications” filed for WCS spectrum and the FCC has not accepted them for filing. The FCC granted all pending WCS license renewal applications, including those that we filed in April of 2007. However, the grant of these applications was conditioned on the outcome of an ongoing FCC rulemaking proceeding regarding wireless license renewal procedures in which the FCC has proposed to dismiss all pending “competing applications”. There can be no assurance of how the FCC will ultimately treat the “competing applications” or the WCS license renewal applications.

Interference could negatively impact our use of wireless spectrum we hold, lease or use.

Under applicable FCC and equivalent international rules, users of wireless spectrum must comply with technical rules that are intended to eliminate or diminish harmful radiofrequency interference between wireless users. Licensed spectrum is generally entitled to interference protection, subject to technical rules applicable to the radio service, while unlicensed spectrum has no interference protection rights and may be subject to interference caused by other users.

Wireless devices utilizing WCS, BRS and EBS spectrum may be susceptible to interference from Satellite Digital Audio Radio Services (“SDARS”).

Since 1997, the FCC has considered a proposal to permanently authorize terrestrial repeaters for SDARS operations adjacent to the C and D blocks of the WCS band. The FCC has permitted a large number of these SDARS terrestrial repeaters to operate on a special temporary authorization since 2001. Permanently authorizing SDARS repeaters adjacent to the WCS band could cause interference to WCS, BRS and EBS receivers. The extent of the interference from SDARS repeaters is unclear and will depend on the effectiveness of the new rules adopted by the FCC on May 20, 2010 (as further described below) and the operation of SDARS equipment under the new rules. Because WCS C and D block licenses are adjacent to the SDARS spectrum, the potential for interference to this spectrum is of greatest concern to us. We have a lesser magnitude concern regarding interference from SDARS to WCS A and B block licenses, and BRS and EBS licenses. The FCC adopted new technical rules on May 20, 2010 to govern WCS and SDARS operations. These rules became effective on September 1, 2010. Operation of both WCS and SDARS equipment under the new rules could result in interference to our WCS, BRS or EBS spectrum, which could impair the value of this spectrum.

Increasing regulation of the tower industry may make it difficult to deploy new towers and antenna facilities, which could adversely affect the value of certain of our wireless spectrum assets.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Frank Cassou.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Francis J. Harding.

101	The following financial statements and footnotes from the NextWave Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Loss; (iii) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTWAVE WIRELESS INC. (Registrant)

August 12, 2011	By:	/s/ FRANCIS J. HARDING
(Date)		Francis J. Harding
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Frank Cassou.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Francis J. Harding.

101	The following financial statements and footnotes from the NextWave Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Loss; (iii) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.