Form 10-Q
period 2011-10-01
NextWave Wireless Inc.
filed 2011-11-03
CIK 1374993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

As of October 30, 2011, there were 24,938,132 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	October 1, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,739	$42,528
Restricted cash	23	20
Short-term investment	15,000	—
Wireless spectrum licenses held for sale	6,535	6,535
Deferred financing costs, net	614	3,262
Prepaid expenses and other current assets	541	1,092
Current assets of discontinued operations	3,557	3,632

Total current assets	35,009	57,069
Wireless spectrum licenses, net	430,700	437,781
Property and equipment, net	1,532	2,188
Other assets	472	115

Total assets	$467,713	$497,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$326	$947
Accrued expenses	1,441	3,427
Current portion of long-term obligations	958,287	784,649
Other current liabilities	11	1,272
Current liabilities of discontinued operations	54	515

Total current liabilities	960,119	790,810
Deferred income tax liabilities	83,243	84,688
Long-term obligations, net of current portion	17,720	19,821

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.007 par value; 57,143 shares authorized; 23,510 and 23,729 shares issued at October 1, 2011 and January 1, 2011, respectively; 23,510 shares outstanding at October 1, 2011 and January 1, 2011	165	166
Additional paid-in-capital	888,302	887,676
Accumulated other comprehensive income	21,136	21,116
Accumulated deficit	(1,502,972)	(1,307,124)

Total stockholders’ deficit	(593,369)	(398,166)

Total liabilities and stockholders’ deficit	$467,713	$497,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Operating expenses:
General and administrative	$4,809	$9,364	$16,826	$23,223
Restructuring credits	—	(247)	(1,076)	(232)

Total operating expenses	4,809	9,117	15,750	22,991
Net gains (losses) on sale of wireless spectrum licenses	(195)	(1)	(200)	11

Loss from operations	(5,004)	(9,118)	(15,950)	(22,980)

Other income (expense):
Interest income	13	43	42	557
Interest expense	(64,762)	(56,779)	(185,007)	(155,042)
Gain on extinguishment of debt	—	—	—	37,988
Other income (expense), net	(7)	407	1,245	9,788

Total other expense, net	(64,756)	(56,329)	(183,720)	(106,709)

Loss from continuing operations before income taxes	(69,760)	(65,447)	(199,670)	(129,689)
Income tax benefit	262	—	2,082	—

Net loss from continuing operations	(69,498)	(65,447)	(197,588)	(129,689)

Income (loss) from discontinued operations before income taxes, net of gains (losses) on divestitures of discontinued operations of $(1), $(1,219), $2,119 and $(5,835), respectively	66	(20,978)	2,740	(32,398)
Income tax benefit (provision)	(24)	4,158	(1,000)	4,051

Net income (loss) from discontinued operations	42	(16,820)	1,740	(28,347)
Net loss attributed to noncontrolling interest in subsidiary	—	2,557	—	3,794

Net income (loss) from discontinued operations attributed to NextWave	42	(14,263)	1,740	(24,553)

Net loss attributed to NextWave	$(69,456)	$(79,710)	$(195,848)	$(154,242)

Other comprehensive loss:
Net loss	$(69,456)	$(82,267)	$(195,848)	$(158,036)
Foreign currency translation adjustment	(2,653)	2,852	20	5,273

Total other comprehensive loss	(72,109)	(79,415)	(195,828)	(152,763)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	1,932	—	4,134

Other comprehensive loss attributed to NextWave	$(72,109)	$(77,483)	$(195,828)	$(148,629)

Amounts attributed to NextWave common shares:
Net loss from continuing operations	$(69,498)	$(65,447)	$(197,588)	$(129,689)
Net income (loss) from discontinued operations	42	(14,263)	1,740	(24,553)

Net loss attributed to NextWave common shares	$(69,456)	$(79,710)	$(195,848)	$(154,242)

Net income (loss) per share attributed to NextWave common shares – basic and diluted
Continuing operations	$(2.89)	$(2.69)	$(8.21)	$(5.35)
Discontinued operations	—	(0.59)	0.07	(1.01)

Net loss	$(2.89)	$(3.28)	$(8.14)	$(6.36)

Weighted-average shares used in per share calculation	24,060	24,279	24,060	24,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 1, 2011	October 2, 2010
OPERATING ACTIVITIES
Net loss	$(195,848)	$(158,036)
Net income (loss) from discontinued operations	1,740	(28,347)

Net loss from continuing operations	(197,588)	(129,689)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Amortization of intangible assets	5,709	5,756
Depreciation	656	316
Non-cash share-based compensation	625	855
Paid-in-kind interest	98,448	81,527
Amortization of deferred financing costs and discounts	86,552	73,224
Gain on extinguishment of debt	—	(37,988)
(Gain) loss on sales of wireless spectrum licenses	200	(11)
Gains from changes in estimated fair values of embedded derivatives	(1,261)	(8,499)
Other non-cash adjustments	(1,044)	1,015
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	551	91
Other assets	(389)	(195)
Accounts payable and accrued liabilities	(2,610)	(4,903)
Other liabilities and deferred credits	(1,082)	(123)

Net cash used in operating activities of continuing operations	(11,233)	(18,613)

INVESTING ACTIVITIES
Purchase of held-to-maturity investment security	(15,000)	—
Proceeds from the sale of wireless spectrum licenses, net of selling costs	(200)	3,431
Proceeds from the sale of auction-rate securities	—	24,023
Payments for the purchase of property and equipment	—	(2,856)
Other, net	—	91

Net cash provided (used) by investing activities of continuing operations	(15,200)	24,689

FINANCING ACTIVITIES
Payments on long-term obligations	(10,137)	(25,442)
Proceeds from long-term obligations	—	25,000
Proceeds from the sale of common shares	—	141
Payment to restricted spectrum sales cash account used to redeem long-term obligations	—	(696)

Net cash used in financing activities of continuing operations	(10,137)	(997)

Cash provided (used) by discontinued operations:
Net cash provided (used) by operating activities of discontinued operations	(906)	18,170
Net cash provided (used) by investing activities of discontinued operations	3,654	(790)

Net cash provided by discontinued operations	2,748	17,380
Effect of foreign currency exchange rate changes on cash	3	(685)

Net increase (decrease) in cash and cash equivalents	(33,819)	21,774
Cash and cash equivalents, beginning of period	42,598	20,512

Cash and cash equivalents, end of period	8,779	42,286
Less cash and cash equivalents of discontinued operations, end of period	(40)	(19,633)

Cash and cash equivalents of continuing operations, end of period	$8,739	$22,653

NON CASH FINANCING ACTIVITIES
Senior, Second and Third Lien Notes issued to noteholders in exchange for debt modification fees	$—	$21,249

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

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. Our Senior Secured Notes (the “Senior Notes”), having an aggregate principal amount of $133.0 million at October 1, 2011, were due to mature on July 17, 2011. On July 17, 2011, the holders of our Senior Notes provided a limited waiver of our obligation to pay these notes in full on their maturity date. Concurrently with the expiration of the limited waiver on August 1, 2011, we entered into a Forbearance Agreement with all of the holders of our secured notes pursuant to which such holders agreed to forbear from exercising their remedies relating to payment and other potential defaults through November 30, 2011, subject to certain conditions including our commitment to consummate a refinancing transaction. We have been engaged in discussions with the holders of our secured notes relating to a maturity extension and related amendments to our notes agreements since January 2011. The holders of our notes have not agreed to a maturity extension. An independent committee of our Board of Directors has authorized us to seek alternative sources of financing to repay our Senior Notes and Senior Subordinated Secured Second Lien Notes due 2011 (the “Second Lien Notes”). At this time, alternative financing has not been identified and cannot be assured. The Forbearance Agreement contemplates that we will meet certain milestones in an offering of new senior notes for net proceeds of at least $380 million with a maturity date no earlier than June 30, 2014 (the “New First Lien Notes”). As permitted by the Forbearance Agreement, the holders of our Senior Notes have extended the date by which we must complete a refinancing transaction to November 30, 2011. This date may be extended by mutual agreement of the Company and the holders of our Senior Notes, except that the completion date of the issuance may not be extended past December 15, 2011 without the consent of all note holders. If the offering of New First Lien Notes is completed, we have agreed to redeem our Senior Notes, Second Lien Notes and $25 million of our Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”) using the proceeds of such transaction. If such Third Lien Notes redemption is completed, the holders of our Third Lien Notes have agreed to exchange their remaining notes for a new class of second lien notes with a maturity date six months after the maturity date of the New First Lien Notes. If, after these redemptions, the net proceeds of the New First Lien Notes are not sufficient to provide the Company with at least $55 million in working capital, we will be permitted to issue incremental first priority senior secured notes ranking pari passu with all senior obligations of the Company for an aggregate amount of net proceeds up to such deficit at a later date.

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

Our current cash reserves are not sufficient to meet our payment obligations under our secured notes at their current maturity dates. Additionally, we will not be able to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current scheduled maturity dates. If we are unable to extend maturity beyond 2011, or identify and successfully implement alternative financing to repay the Senior Notes and Second Lien Notes, the holders of our secured notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our secured notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders and potentially limit our net operating loss carry forwards.

We generated net losses attributable to NextWave of $195.8 million and $154.2 million for the nine months ended October 1, 2011 and October 2, 2010, respectively, and have an accumulated deficit of $1.5 billion at October 1, 2011. Our net loss from continuing operations of $129.7 million for the nine months ended October 2, 2010 includes a $38.0 million noncash gain on extinguishment of debt resulting from the debt modification of our Third Lien Notes in March 2010, which was treated as an extinguishment of debt for accounting purposes. Without this gain, we would have reported a loss from continuing operations of $167.7 million for the nine months ended October 2, 2010. We used cash from operating activities of our continuing operations of $11.2 million and $18.6 million during the nine months ended October 1, 2011 and October 2, 2010, respectively. Our total unrestricted cash, cash equivalents and short-term investment included in current assets of continuing operations at October 1, 2011 totaled $23.7 million. We had a net working capital deficit of $925.1 million at October 1, 2011.

In 2010, we had capital expenditure needs associated with certain build-out or substantial service requirements which apply to our domestic licensed wireless spectrum, which generally must be satisfied as a condition of the license. The substantial service deadlines applicable to our domestic wireless spectrum assets, and our activities to meet these requirements, are described below:

•

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

•

The substantial service deadline for Educational Broadband Service (“EBS”) spectrum was extended by the FCC on March 21, 2011 to November 1, 2011; however, most of our EBS leases required us to complete build-out activities in 2010, in advance of the FCC’s substantial service deadline. To meet the substantial service requirements for EBS spectrum, we arranged with our EBS licensees to either (a) have the EBS licensee continue to use the spectrum to provide educational services in the cases where the EBS licensee is currently providing such service or (b) provide educational services on a network that was installed by us, at our cost, either of which option is intended to deliver educational services over the spectrum in compliance with the FCC’s educational safe harbor to meet the substantial service showing by the deadline. We have completed build-out activities for our EBS leases. Our reliance on the EBS licensees to provide the educational service may subject us to risk of non-renewal in the event the EBS licensee fails to provide the service. In addition, the affected license(s) are subject to non-renewal if the FCC does not accept the substantial service showing. Of the nine EBS licensees with whom we have leases, all of them have filed substantial service showings and the FCC has accepted eight of such showings. The last showing was filed prior to the November 1 deadline and awaits acceptance by the FCC.

•

The substantial service deadline for Broadband Radio Service (“BRS”) spectrum was May 1, 2011. With respect to our domestic BRS spectrum, we have constructed and are operating a commercial system using the spectrum to meet the FCC substantial service requirement. The FCC accepted our substantial service showings and renewed our BRS licenses on September 20, 2011.

•

We also operate or hold spectrum licenses through various subsidiaries in Canada and Norway. In Canada, our 2.3 GHz licenses are subject to mid-term in-use demonstration requirements; the deadline for 63 of our licenses is November of 2012 and for the remaining 25 licenses it is April of 2013. In order for us to operate our Canadian spectrum under Canadian ownership rules, we will need a Canadian-controlled partner. There can be no assurance that we will find a Canadian-controlled partner who will be able to provide a viable business plan and attract appropriate financing by the build out deadline. Failure to make the in-use demonstrations for each of our 88 licenses, in the absence of an extension by Industry Canada, could result in forfeiture of the applicable licenses. We do not have specific build-out obligations in Norway.

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

The carrying amounts of the assets and liabilities of our discontinued operations are as follows:

(in thousands)	October 1, 2011	January 1, 2011
Cash and cash equivalents	$40	$70
Property and equipment held for sale	3,500	3,500
Other assets	17	62

Current assets of discontinued operations	$3,557	$3,632

Current liabilities of discontinued operations	$54	$515

The financial results of our discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenues (including related party revenues of $0, $2,062, $0 and $11,399, respectively)	$—	$9,868	$6	$39,729
Total operating expenses (credits) (including related party cost of revenues of $0, $199, $0 and $729, respectively)(1)	(65)	29,240	(613)	65,887
Net gains (losses) on business divestitures	(1)	(1,219)	2,119	(5,835)
Income (loss) before income taxes	66	(20,978)	2,740	(32,398)
Net income (loss) from discontinued operations	42	(16,820)	1,740	(28,347)
Net loss attributed to noncontrolling interest in subsidiary	—	2,557	—	3,794
Net income (loss) from discontinued operations attributed to NextWave	42	(14,263)	1,740	(24,553)

(1)	Total operating expense credits for the three months ended October 1, 2011 includes $0.1 million in sublease revenue. Total operating expense credits for the nine months ended October 1, 2011 include a $0.3 million favorable settlement with a service vendor, $0.2 million in net gains on the sale of equipment and $0.2 million in sublease revenue. Total operating expenses for the three and nine months ended October 2, 2010 include asset impairment charges of $12.1 million and $14.1 million and restructuring charges of $0.1 million and $1.1 million, respectively.

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned and majority-owned subsidiaries as of October 1, 2011 and October 2, 2010, and for the three and nine months then ended, respectively. Noncontrolling interest represents the noncontrolling shareholder’s proportionate share of the net equity in our consolidated subsidiary, PacketVideo, prior to the sale of our remaining 65% stock ownership in PacketVideo in October 2010. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal years 2011 and 2010 are 52-week years ending on December 31, 2011 and January 1, 2011, respectively. The three- and nine-month periods ending on October 1, 2011 and October 2, 2010 include 13 weeks and 39 weeks each, respectively.

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

Cash, Cash Equivalents and Short-Term Investment

We consider all highly liquid investments with a remaining time to maturity of three months or less when acquired to be cash equivalents. Cash equivalents at October 1, 2011 and January 1, 2011 consisted primarily of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

At October 1, 2011, our short-term held-to-maturity investment securities consisted of $15.0 million in bank certificate of deposits with remaining maturities of less than one year. These securities are stated at their amortized costs which approximate their respective fair values at October 1, 2011.

Recent Accounting Pronouncements

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

In May 2011, the FASB issued authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). The guidance is effective for our first quarter beginning after January 1, 2012. We are currently assessing the impact of this guidance on our consolidated financial position, results of operations and cash flows.

2.	Related Party Transactions

Debt-Related Transactions

Avenue Capital Management II, L.P., is an affiliate of Avenue Capital Group (“Avenue Capital”). Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. As of October 1, 2011, Avenue Capital and its affiliates beneficially owned shares of our issued and outstanding common stock, such that Avenue Capital would be considered a related party; $99.9 million, or 75%, of the aggregate principal amount of our Senior Notes; $145.0 million, or 78%, of the aggregate principal amount of our Second Lien Notes; and $187.1 million, or 28%, of the aggregate principal amount of our Third Lien Notes. As of October 1, 2011, Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors beneficially owned shares of our issued and outstanding common stock, such that Solus would be considered a related party; $33.1 million, or 25%, of the aggregate principal amount of our Senior Lien Notes; $41.3 million, or 22%, of the aggregate principal amount of our Second Lien Notes; and $76.7 million, or 12%, of the aggregate principal amount of our Third Lien Notes.

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

The Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the amendment date for accounting purposes. The new issue of Third Lien Notes was recorded at fair value and that amount was used to determine the net debt extinguishment gain of $38.0 million recognized during the nine months ended October 2, 2010, in other income in the accompanying condensed consolidated statements of operations.

Business Divestitures and Revenue Transactions

In June 2010, we sold the capital stock of our WiMAX Telecom Slovakia, s.r.o (“WT SRO”) subsidiary to a private limited liability company of which the controlling shareholder is the former managing director and statutory representative of WT SRO for $0.1 million and recognized an $8.8 million net loss from business divestitures. Upon closing of the sale, we have no remaining obligations to provide financing to support the ongoing operations of WT SRO. In connection with the sale, we entered into an additional consideration agreement with the buyer that provided for payment to us upon the sale of all or part of the capital stock of WT SRO by the buyer to any third party. In May 2011, the buyer sold all of the capital stock of WT SRO to a third party whereby we received $0.4 million under the terms of the additional consideration agreement and recognized a net gain on business divestitures of $0.4 million during the nine months ended October 1, 2011, all of which is reported in discontinued operations in the condensed consolidated statement of operations.

In June 2010, we sold the capital stock of our two Latin American subsidiaries to the holders of our notes payable secured by the Latin American spectrum, for net proceeds of $0.7 million, after deducting direct and incremental costs of $0.5 million, and the assumption of the notes payable aggregating $4.3 million. We recognized a net gain on business divestitures of $4.2 million due to the assumption of our notes payable, all of which is reported in discontinued operations in the condensed consolidated statement of operations.

PacketVideo sold and licensed versions of its multimedia player to NTT DOCOMO, INC. (“DOCOMO”), a related party, for installation into DOCOMO handset models. PacketVideo recognized $2.1 million and $11.4 million in related party revenues and $0.2 million and $0.7 million in cost of revenues, during the three and nine months ended October 2, 2010, respectively, from DOCOMO in the condensed consolidated statements of operations for our discontinued operations.

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

During the three and nine months ended October 1, 2011, we recognized $0.2 million in net expenditures on the sale of wireless spectrum licenses, which represents our receipt of a $0.3 million holdback payment that was released to us by the spectrum buyer upon expiration of a milestone for an indemnity obligation, which was more than offset by $0.5 million in legal costs we incurred related to regulatory issues and our ongoing negotiations to sell our wireless spectrum license assets.

During the nine months ended October 1, 2011, we completed the sale of our remaining subsidiaries in Latin America to a third party for $3.0 million and recognized a gain on the divestiture of $1.7 million, all of which is reported in discontinued operations in the condensed consolidated statement of operations.

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

We anticipate that certain of our remaining wireless spectrum licenses will be sold within the next twelve months. Accordingly, at October 1, 2011, we classified wireless spectrum holdings with a carrying value of $6.5 million as assets held for sale, and, in accordance with accounting guidance for assets while held for sale, we are no longer amortizing these assets. Any net proceeds from these sales will be used to redeem a portion of the Senior Notes.

Impairment Charges

Through our continued efforts to sell our wireless spectrum licenses in Europe and Argentina during 2010, we determined that the carrying value of certain of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build out obligations in Europe and Argentina during this time period. Accordingly, during the three and nine months ended October 2, 2010, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Argentina to their estimated fair value, net of selling costs, and recognized asset impairment charges of $12.1 million and $12.6 million, respectively, all of which is reported in discontinued operations. Upon the sale and deconsolidation during the three months ended October 2, 2010, of our Slovakia based subsidiary, WT SRO, we reclassified $1.2 million of the asset impairment charge on our wireless spectrum licenses in Slovakia that was recognized during the first quarter of 2010 against the net losses on business divestitures. The impairment of our wireless spectrum license in Argentina resulted in an income tax benefit of $4.5 million during the three and nine months ended October 2, 2010 from the effect of the reduction of deferred tax liabilities associated with the impaired wireless spectrum license.

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

The following summarizes the restructuring activity for the nine months ended October 1, 2011 and October 2, 2010 and the related restructuring liabilities:

(in thousands)	Balance at Beginning of Year	Charges (Credits) to Expense	Cash Payments	Reversal of Deferred Charges	Balance at End of Period
For the Nine Months Ended October 1, 2011
Lease abandonment costs – continuing operations(1)	$1,855	$(1,030)	$(825)	$—	$—

For the Nine Months Ended October 2, 2010
Lease abandonment and facility closure costs(2)	$1,750	$354	$—	$(360)	$1,744
Other related costs, including contract termination costs, selling costs and legal fees	349	849	(962)	—	236

Total	$2,099	$1,203	$(962)	$(360)	$1,980

Continuing operations	$1,833	$101			$1,770
Discontinued operations	266	1,102			210

Total	$2,099	$1,203			$1,980

(1)	During the nine months ended October 1, 2011, we renegotiated our $1.9 million long-term lease obligation, which resulted from a previous renegotiation of one of our abandoned lease liabilities, paid $0.8 million in full settlement of this obligation and recognized a $1.1 million credit to restructuring charges of continuing operations in the consolidated statements of operations. Included in lease abandonment costs of continuing operations for the nine months ended October 1, 2011 is $0.1 million of interest accretion expense on long-term obligations resulting from the renegotiation of this lease liability, which is reported in interest expense of continuing operations in the condensed consolidated statement of operations.
(2)	Included in restructuring charges of continuing operations for the nine months ended October 2, 2010 is $0.3 million of interest accretion expense on long-term obligations resulting from the renegotiation of one of our abandoned lease liabilities, which is reported in interest expense of continuing operations in the consolidated statement of operations.

6.	Long-Term Obligations

Long-term obligations held by continuing operations consist of the following:

(dollars in thousands)	October 1, 2011	January 1, 2011
15% Senior Secured Notes, due November 30, 2011, net of unamortized discount of $2,215 at January 1, 2011	$132,954	$122,261
15% Senior-Subordinated Secured Second Lien Notes due November 30, 2011, net of unamortized discounts of $1,481 and $7,952 at October 1, 2011 and January 1, 2011, respectively	184,828	158,876
15% Third Lien Subordinated Secured Convertible Notes due December 31, 2011, net of unamortized discounts of $28,048 and $101,567 at October 1, 2011 and January 1, 2011, respectively	636,281	497,574
Wireless spectrum leases, net of unamortized discounts of $13,899 and $14,183 at October 1, 2011 and January 1, 2011, respectively; expiring from 2014 through 2036 with one to five renewal options ranging from 10 to 15 years each	21,944	23,904
Abandoned lease liability	—	1,855

Long-term obligations	976,007	804,470
Less current portion	(958,287)	(784,649)

Long-term portion	$17,720	$19,821

The following table summarizes the activity related to our long-term obligations, net of any unamortized discounts, for the nine months ended October 1, 2011 and October 2, 2010:

	Continuing Operations
(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Other	Total	Discontinued Operations	Total
For the Nine Months Ended October 1, 2011
Balance, January 1, 2011	$122,261	$158,876	$497,574	$25,759	$804,470	$—	$804,470
Paid-in-kind interest	13,778	19,481	65,189	—	98,448	—	98,448
Amortization of debt discount	2,215	6,471	73,518	1,700	83,904	—	83,904
Extension of wireless spectrum lease	—	—	—	398	398	—	398
Cash payments	(5,300)	—	—	(4,837)	(10,137)	—	(10,137)
Favorable settlement reclassified to restructuring credits	—	—	—	(1,076)	(1,076)	—	(1,076)

Balance, October 1, 2011	$132,954	$184,828	$636,281	$21,944	$976,007	$—	$976,007

For the Nine Months Ended October 2, 2010
Balance, January 2, 2010	$162,076	$127,573	$389,869	$48,586	$728,104	$4,205	$732,309
Extinguishment of Third Lien Notes upon modification	—	—	(409,078)	—	(409,078)	—	(409,078)
Issuance of new Third Lien Notes upon modification	—	—	367,359	—	367,359	—	367,359
Paid-in-kind interest	20,545	16,488	44,494	—	81,527	—	81,527
Fee notes issued(1)	—	—	13,307	—	13,307	—	13,307
Amortization of debt discount	5,595	6,630	55,926	2,103	70,254	135	70,389
Proceeds from long-term obligations	25,000	—	—	—	25,000	—	25,000
Cash payments	—	—	—	(25,442)	(25,442)	—	(25,442)
Notes payable assumed by buyer in business divestiture	—	—	—	—	—	(4,340)	(4,340)
Fair value of embedded derivatives	—	—	(3,647)	—	(3,647)	—	(3,647)
Change in fair value of embedded derivatives	(379)	157	—	—	(222)	—	(222)

Balance, October 2, 2010	$212,837	$150,848	$458,230	$25,246	$847,161	$—	$847,161

(1)	The Fee Notes issued on March 16, 2010 through the issuance of $4.3 million in Senior Notes and $3.6 million in Second Lien Notes were added to the respective note discounts and, along with existing unamortized discounts, are amortized as a adjustment to interest expense over the remaining term of the modified debt instruments using the effective interest method in accordance with debt modification accounting principles.

The following table summarizes the activity related to our unamortized debt issuance costs for the nine months ended October 1, 2011 and October 2, 2010:

	Unamortized Debt Issuance Costs
(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Total
For the Nine Months Ended October 1, 2011
Balance at January 1, 2011	$35	$3,076	$151	$3,262
Amortization of costs	(35)	(2,504)	(109)	(2,648)

Balance at October 1, 2011	$—	$572	$42	$614

For the Nine Months Ended October 2, 2010
Balance, January 2, 2010	$199	$6,662	$—	$6,861
Issuance costs for reissued Third Lien Notes	—	—	250	250
Amortization of costs	(116)	(2,788)	(66)	(2,970)

Balance at October 2, 2010	$83	$3,874	$184	$4,141

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

7.	Net Income (Loss) Per Common Share Information

Basic and diluted net income (loss) per common share for the three and nine months ended October 1, 2011 and October 2, 2010 is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the respective periods, without consideration of common stock equivalents. If there is a loss from continuing operations, diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share is computed, even if we report net income after adjusting for discontinued operations.

Our weighted-average number of common shares outstanding includes the weighted-average number of 1.8 million of warrants exercisable for shares of our common stock during each of the three and nine months ended October 1, 2011 and October 2, 2010, respectively, as they are issuable for an exercise price of $0.07 each. At October 1, 2011, 1.8 million of these warrants remained outstanding. On October 6, 2011, subsequent to the end of our third quarter, 1.4 million of these warrants were exercised for cash of $0.1 million resulting in the issuance of 1.4 million common shares.

The following securities that could potentially reduce net income or increase net loss per share in the future are not included in the determination of diluted income (loss) per share as they are antidilutive. The share amounts are determined using a weighted-average of the common stock equivalents outstanding during the respective periods.

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Third Lien Notes	8,288	7,311	8,017	7,063
Outstanding stock options	1,486	2,775	1,510	2,856
Unvested restricted stock	1,236	681	1,236	227

8.	Stockholders’ Deficit

Changes in shares of common stock outstanding and total stockholders’ deficit for the nine months ended October 1, 2011 are as follows:

(in thousands)	Outstanding	Total Stockholders’ Deficit
Balance at January 1, 2011	23,729	$(398,166)
Share-based compensation expense	—	625
Retirement of treasury shares	(219)	—
Foreign currency translation adjustment transferred to earnings upon divestiture of foreign entity	—	1,305
Foreign currency translation adjustment	—	(1,285)
Net loss	—	(195,848)

Balance at October 1, 2011	23,510	$(593,369)

9.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy contained in accounting guidance for fair value measurements and disclosures:

		Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At October 1, 2011
Cash and cash equivalents	$8,779	$8,779	$—	$—
At January 1, 2011
Cash and cash equivalents	$42,598	$42,598	$—	$—
Embedded derivatives(1)	1,261	—	—	1,261

(1)	Included in other current liabilities in the accompanying condensed consolidated balance sheet.

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

The following table summarizes the activity in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs):

	Embedded Derivatives
(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Total
Balance at January 1, 2011	$(794)	$(30)	$(437)	$(1,261)
Unrealized gains included in other income (expense), net	794	30	437	1,261

Balance at October 1, 2011	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There have been no significant changes to our assets and liabilities measured at fair value on a nonrecurring basis during the three and nine months ended October 1, 2011.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments of continuing operations, including cash and cash equivalents, short-term investments, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations of continuing operations are as follows:

	October 1, 2011			January 1, 2011
(in thousands)	Carrying Amount	Fair Value	Discount Rate	Carrying Amount	Fair Value	Discount Rate
Senior Notes	$132,954	$132,953	15%	$122,261	$117,450	15%
Second Lien Notes	184,828	184,451	23%	158,876	157,777	23%
Third Lien Notes	636,281	633,922	40%	497,574	497,574	40%
Wireless spectrum leases	21,944	10,377	40%	23,904	11,154	40%

At October 1, 2011 and January 1, 2011, we determined the fair value of our long-term obligations using discounted cash flow models with the respective discount rates listed above, which represent our respective estimated incremental borrowing rates as of that date for that type of instrument. At January 1, 2011, our Third Lien Notes were measured using their fair value for accounting purposes upon reissuance in March 2010.

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

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of October 1, 2011, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

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

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal years 2011 and 2010 are 52-week years ending on December 31, 2011 and January 1, 2011, respectively. The three- and nine-month periods ending October 1, 2011 and October 2, 2010 include 13 weeks and 39 weeks each, respectively.

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

OVERVIEW

Third Quarter of 2011

•	Our net loss from continuing operations during the third quarter of 2011 was $69.5 million compared to $65.4 million for the third quarter of 2010.

•

Our net loss from continuing operations during the first nine months of 2011 was $197.6 million compared to $129.7 million, and $167.7 million prior to the gain on extinguishment of debt of $38.0 million, for the first nine months of 2010.

•

We continue to seek alternative financing to refinance and extend our substantial secured debt, with an aggregate principal amount of $983.6 million at October 1, 2011, and our ability to obtain such financing or alternative accommodations from our note holders prior to the expiration of our Forbearance Agreement on November 30, 2011, remains subject to substantial risks.

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

Comparison of Our Third Quarter of 2011 to Our Third Quarter of 2010 – Continuing Operations

General and Administrative

General and administrative expenses from continuing operations during the third quarter of 2011 were $4.8 million compared to $9.4 million for the third quarter of 2010. The $4.6 million decrease is attributable primarily to $3.8 million in lower maintenance expenditures associated with certain build-out or substantial service requirements of our licensed wireless spectrum, which generally must be satisfied as a condition of the license, a $0.2 million net credit for the settlement of insurance claims resulting from a change in health insurance plans, $0.1 million in impairment losses recognized during 2010 and the remainder of $0.5 million in lower overhead costs resulting primarily from our sale of a business unit in 2010 which reduced the size of our operations.

Included in general and administrative expenses during each of the third quarters of 2011 and 2010 is $1.9 million of amortization of finite-lived wireless spectrum. Also included in general and administrative expenses during each of the third quarters of 2011 and 2010 is $0.2 million of share-based compensation expense.

Restructuring Credits

During the third quarter of 2010, we recognized a credit of $0.2 million resulting from actual costs to divest and close our discontinued businesses that were lower than originally estimated.

Interest Expense

Interest expense from continuing operations during the third quarter of 2011 was $64.8 million, compared to $56.8 million during the third quarter of 2010, an increase of $8.0 million. The increase is primarily attributable to higher principal and paid-in-kind interest and the March 2010 Amendment and Waiver, which increased the interest rates on our Notes. Higher paid-in-kind interest and interest accretion of the debt discount and issuance costs related to our Second Lien Notes and Third Lien Notes accounted for $1.1 million and $11.6 million of the increase, respectively. These increases were partially offset by $4.5 million in lower interest expense from our Senior Notes due to the lower principal balance of our Senior Notes and lower accretion of the related debt discount and issuance costs as the Notes near maturity.

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

Other Income and Expense, Net

Other income, net, from continuing operations during the third quarter of 2010 was $0.4 million which represents the changes in the estimated fair values of our embedded derivatives.

Income Taxes

During the third quarters of 2011 and 2010, substantially all of our U.S. subsidiaries had net losses for tax purposes with full valuation allowances. During the third quarter of 2010, no income tax provision or benefit was recognized for these subsidiaries.

Our effective income tax rate during the third quarter of 2011 was 0.4%, resulting in an income tax benefit of $0.3 million on our pre-tax loss of $69.8 million. The income tax benefit consists of a $0.3 million tax benefit on taxes provided on income from discontinued operations that can be offset by losses from continuing operations.

Comparison of Our First Nine Months of 2011 to Our First Nine Months of 2010 – Continuing Operations

General and Administrative

General and administrative expenses from continuing operations during the first nine months of 2011 were $16.8 million compared to $23.2 million for the first nine months of 2010. The $6.4 million decrease is attributable primarily to $3.3 million in lower maintenance expenditures associated with certain build-out or substantial service requirements of our licensed wireless spectrum, which generally must be satisfied as a condition of the license, $1.3 million in lower health insurance costs resulting from net credits for the settlement of insurance claims upon a change in health insurance plans, $0.1 million in impairment losses recognized during 2010 and the remainder of $1.7 million in lower overhead costs resulting primarily from our sale of a business unit in 2010 which reduced the size of our operations.

Included in general and administrative expenses during the first nine months of 2011 and 2010 is $5.7 million and $5.8 million, respectively, of amortization of finite-lived wireless spectrum. Also included in general and administrative expenses during the first nine months of 2011 and 2010 is $0.6 million and $0.9 million, respectively, of share-based compensation expense.

Restructuring Credits

During the first nine months of 2011, we recognized a credit of $1.1 million resulting from a renegotiation of our $1.9 million long-term obligation stemming from a previous renegotiation of one of our abandoned lease liabilities whereby we paid $0.8 million in full settlement of the obligation.

During the first nine months of 2010, we recognized a credit of $0.2 million resulting from actual costs to divest and close our discontinued businesses that were lower than originally estimated.

Sale of Wireless Spectrum Licenses

During the first nine months of 2011, we recognized $0.2 million of net expenditures related to the sale of wireless spectrum licenses, representing our receipt of a $0.3 million holdback payment that was released to us by the spectrum buyer upon expiration of a milestone for an indemnity obligation, which was more than offset by $0.5 million in legal costs related to regulatory issues and our ongoing negotiations to sell our wireless spectrum license assets.

During the first nine months of 2010, we recognized net expenditures on sales of our wireless spectrum licenses of $11,000, after deducting incremental costs of $0.8 million. These expenditures were partially reduced by lease payments received by us, pending completion of the sale of certain of our owned WCS spectrum licenses in the United States to a third party, of $0.3 million and the forfeiture of a spectrum license sales deposit received by us of $0.3 million.

Interest Expense

Interest expense from continuing operations during the first nine months of 2011 was $185.0 million, compared to $155.0 million during the first nine months of 2010, an increase of $30.0 million. The increase is primarily attributable to higher principal and paid-in-kind interest and the March 2010 Amendment and Waiver, which increased the interest rates on our Notes. Interest expense and interest accretion of the debt discount and issuance costs related to our Third Lien Notes accounted for $38.3 million of the increase. Our Second Lien Notes accounted for an additional increase of $3.0 million due to higher principal and paid-in-kind interest, which was partially offset by $0.4 million in lower interest accretion of the debt discount and issuance costs. These increases were partially offset by $10.4 million in lower interest expense from our Senior Notes due to the lower principal balance of our Senior Notes and lower accretion of the related debt discount and issuance costs as the Notes near maturity.

Gain on Extinguishment of Debt

The Amendment and Waiver modification to our Third Lien Notes in March 2010, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the modification date for accounting purposes. The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, and that amount was used to determine net debt extinguishment gain recognized during the first nine months of 2010 of $38.0 million. The net gain was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the holders of the Third Lien Notes.

Other Income and Expense, Net

Other income, net, from continuing operations during the first nine months of 2011 was $1.2 million, compared to other income, net of $9.8 million during the first nine months of 2010, a decrease of $8.6 million. The decrease in other income, net, reflects primarily changes in the estimated fair values of our embedded derivatives aggregating $7.2 million and cash of $1.0 million released from escrow during the first nine months of 2010 related to our reorganization in 2005. Of the $9.8 million credit to other income (expense) during the first nine months of 2010, $9.6 million was attributable to a favorable change in the estimated fair value of our embedded derivative liabilities resulting from the Amendment and Waiver that eliminated the Second Lien Note redemption premiums required upon an asset sale or change in control.

Income Taxes

During the first nine months of 2011 and 2010, substantially all of our U.S. subsidiaries had net losses for tax purposes with full valuation allowances. During the first nine months of 2010, no income tax provision or benefit was recognized for these subsidiaries.

Our effective income tax rate during the first nine months of 2011 was 1.0%, resulting in an income tax benefit of $2.1 million on our pre-tax loss of $199.7 million. The income tax benefit consists of a $1.3 million tax benefit from the effect of the change in the effective income tax rate on the deferred tax liabilities associated with indefinite-lived intangible assets and a $0.8 million tax benefit on taxes provided on income from discontinued operations that can be offset by losses from continuing operations.

Comparison of Our Third Quarter and First Nine Months of 2011 to Our Third Quarter and First Nine Months of 2010 – Discontinued Operations

The results of operations of our discontinued PacketVideo, Semiconductor, Global Services Support, WiMAX Telecom, Inquam and South American businesses, are as follows:

	Three Months Ended			Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	Increase (Decrease)	October 1, 2011	October 2, 2010	Increase (Decrease)
Revenues (including related party revenues of $0, $2.1, $0 and $11.4, respectively)	$—	$9.9	$(9.9)	$—	$39.7	$(39.7)
Total operating expenses (credits) (including related party cost of revenues of $0, $0.2, $0 and $0.7, respectively)	(0.1)	29.2	(29.3)	(0.6)	65.9	(66.5)
Net gain (losses) on business divestitures	—	(1.2)	1.2	2.1	(5.8)	7.9
Income (loss) before income taxes	0.1	(21.0)	21.1	2.7	(32.4)	35.1
Net income (loss) from discontinued operations	—	(16.8)	16.8	1.7	(28.3)	30.0
Net loss attributed to noncontrolling interest in subsidiary	—	2.5	(2.5)	—	3.8	(3.8)
Net income (loss) from discontinued operations attributed to NextWave	—	(14.3)	14.3	1.7	(24.6)	26.3

Revenues

The $9.9 million decrease in revenues from discontinued operations during the third quarter of 2011 when compared to the third quarter of 2010 was attributable to our sale of our PacketVideo subsidiary in October 2010.

Of the $39.7 million decrease in revenues from discontinued operations during the first nine months of 2011 when compared to the first nine months of 2010, $38.3 million was attributable to our sale of our PacketVideo subsidiary in October 2010. The remaining $1.4 million decrease was primarily attributable to the sale of our WT SRO subsidiary in June of 2010.

Related party revenues during the third quarter and first nine months of 2010 represent sales and royalties related to versions of PacketVideo’s multimedia player sold and licensed to DOCOMO for installation into DOCOMO handset models. During the first nine months of 2010 DOCOMO owned a 35% noncontrolling interest in our PacketVideo subsidiary.

Total Operating Expenses (Credits)

Of the $29.3 million decrease in total operating expenses from discontinued operations during the third quarter of 2011 when compared to the third quarter of 2010, $16.6 million is attributable to the divestiture of our PacketVideo subsidiary in October 2010, $12.1 million and $0.1 million is attributable to asset impairment and restructuring charges, respectively, recognized during the third quarter of 2010 and $0.3 million is attributable to our divestiture during the first quarter of 2011 of our remaining subsidiaries in Latin America. Total operating expense credits for the third quarter of 2011 include $0.1 million in sublease revenue.

Of the $66.5 million decrease in total operating expenses from discontinued operations during the first nine months of 2011 when compared to the first nine months of 2010, $48.5 million is attributable to the divestiture of our PacketVideo subsidiary in October 2010, $14.1 million and $1.1 million is attributable to asset impairment and restructuring charges, respectively, recognized during the first nine months of 2010 and the remaining $2.8 million is primarily attributable to our divestitures during 2011 and 2010 of our discontinued Latin American subsidiaries and our WiMAX Telecom businesses in Slovakia and Switzerland. Total operating expense credits for the first nine months of 2011 include a $0.3 million favorable settlement with a service vendor, $0.2 million in net gains on the sale of equipment and $0.1 million in sublease revenue.

Included in total operating expenses from discontinued operations during the third quarters of 2011 and 2010 is $0 and $1.0 million, respectively, and during the first nine months of 2011 and 2010 is $0 and $2.9 million, respectively, of amortization of purchased intangible assets. Also included in total operating expenses during the third quarters of 2011 and 2010 is $0 and $1.1 million, respectively, and during the first nine months of 2011 and 2010 is $0 and $3.3 million, respectively, of share-based compensation expense.

Net Gains (Losses) on Business Divestitures

        During the first nine months of 2011, we completed the sale of our remaining subsidiaries in Latin America to a third party for $3.0 million, recognizing a gain on the divestiture of $1.7 million, and recognized a gain of $0.4 million for cash received in May 2011 under the terms of an additional consideration agreement that we entered into upon the sale of WT SRO in June 2010.

The net loss on business divestitures during the third quarter of 2010 of $1.2 million primarily relates to selling costs incurred for our sale of PacketVideo.

The net loss on business divestitures during the first nine months of 2010 of $5.8 million primarily relates to an $8.8 million loss on our sale of WiMAX Telecom SRO in Slovakia and $1.2 million in selling costs incurred for our sale of PacketVideo. These losses were partially offset by a $4.2 million gain on the assumption of debt by the buyers of our two Latin American wireless spectrum businesses.

Income Taxes

The effective income tax rate for discontinued operations during the third quarter and first nine months of 2011 was 36.5%, resulting in income tax provisions of $24,000 and $1.0 million on pre-tax income from discontinued operations of $0.1 million and $2.7 million, respectively. The tax provision was recorded as a result of an allocation of the current year loss from continuing operations.

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

Net Income Attributed to Noncontrolling Interest in Subsidiary

During the third quarter and first nine months of 2010, the net income from discontinued operations attributed to the noncontrolling interest in our PacketVideo subsidiary totaled $2.5 million and $3.8 million, respectively, and represents DOCOMO’s share of PacketVideo’s net loss during the respective periods. In October 2010, we sold our remaining 65% stock ownership in our PacketVideo subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in 2006 and 2010, the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock in March 2007 and the net proceeds of $101.0 million from our issuance of the Second Lien Notes in 2008 and 2009. Our total unrestricted cash, cash equivalents and short-term investment included in continuing operations totaled $23.7 million at October 1, 2011. We had a net working capital deficit of $925.1 million at October 1, 2011.

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

During the first nine months of 2011, our continuing operations used cash of $11.2 million for operations, which includes costs to maintain our wireless spectrum licenses and costs associated with being a public reporting company. We expect that our cash requirements for our continuing operations will continue at this rate during the remainder of 2011.

In 2010, we had capital expenditure needs associated with certain build-out or substantial service requirements which apply to our licensed domestic wireless spectrum, which generally must be satisfied as a condition of the license. The substantial service deadlines applicable to our domestic wireless spectrum assets, and our activities to meet these requirements, are described below:

•

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

•

The substantial service deadline for Educational Broadband Service (“EBS”) spectrum was extended by the FCC on March 21, 2011 to November 1, 2011; however, most of our EBS leases required us to complete build-out activities in 2010, in advance of the FCC’s substantial service deadline. To meet the substantial service requirements for EBS spectrum we arranged with our EBS licensees to either (a) have the EBS licensee continue to use the spectrum to provide educational services in the cases where the EBS licensee is currently providing such service or (b) provide educational services on a network that was installed by us, at our cost, either of which option is intended to deliver educational services over the spectrum in compliance with the FCC’s educational safe harbor to meet the substantial service showing by the deadline. We have completed build-out activities for our EBS leases. Our reliance on the EBS licensees to provide the educational service may subject us to risk of non-renewal in the event the EBS licensee fails to provide the service. In addition, the affected license(s) are subject to non-renewal if the FCC does not accept the substantial service showing. Of the nine EBS licensees with whom we have leases, all of them have filed substantial service showings and the FCC has accepted eight of such showings. The last showing was filed prior to the November 1 deadline and awaits acceptance by the FCC.

•

The substantial service deadline for Broadband Radio Service (“BRS”) spectrum was May 1, 2011. With respect to our domestic BRS spectrum, we have constructed and are operating a commercial system using the spectrum to meet the FCC substantial service requirement. The FCC accepted our substantial service showings and renewed our BRS licenses on September 20, 2011.

•

We also operate or hold spectrum licenses through various subsidiaries in Canada and Norway. In Canada, our 2.3 GHz licenses are subject to mid-term in-use demonstration requirements; the deadline for 63 of our licenses is November of 2012 and for the remaining 25 licenses it is April of 2013. In order for us to operate our Canadian spectrum under Canadian ownership rules, we will need a Canadian-controlled partner. There can be no assurance that we will find a Canadian-controlled partner who will be able to provide a viable business plan and attract appropriate financing by the build out deadline. Failure to make the in-use demonstrations for each of our 88 licenses, in the absence of an extension by Industry Canada, could result in forfeiture of the applicable licenses. We do not have specific build-out obligations in Norway.

Debt Maturities, Forbearance Agreement and Ability to Continue as Going Concern

Our Senior Notes, having an aggregate principal amount of $133.0 million at October 1, 2011, were due to mature on July 17, 2011. On July 17, 2011, the holders of our Senior Notes provided a limited waiver of our obligation to pay these notes in full on their maturity date. Concurrently with the expiration of the limited waiver on August 1, we entered into a Forbearance Agreement with all of the holders of our secured notes pursuant to which such holders agreed to forbear from exercising their remedies relating to payment and other potential defaults through November 30, 2011, subject to certain conditions including our commitment to consummate a refinancing transaction. Our Second Lien Notes, having an aggregate principal amount of $186.3 million at October 1, 2011, will mature in November 2011 and our Third Lien Notes, having an aggregate principal amount of $664.3 million at October 1, 2011, will mature in December 2011. We have been engaged in discussions with the holders of our secured notes relating to a maturity extension and related amendments to our notes agreements since January 2011. The holders of our notes have not agreed to a maturity extension. An independent committee of our Board of Directors has authorized us to seek alternative sources of financing to repay our Senior Notes and Second Lien Notes. At this time, alternative financing has not been identified and cannot be assured. The Forbearance Agreement contemplates that we will meet certain milestones in an offering of new senior notes for net proceeds of at least $380 million with a maturity date no earlier than June 30, 2014 (the “New First Lien Notes”). As permitted by the Forbearance Agreement, the holders of our Senior Notes have extended the date by which we must complete a refinancing transaction to November 30, 2011. This date may be extended by mutual agreement of the Company and the holders of our Senior Notes, except that the completion date of the issuance may not be extended past December 15, 2011 without the consent of all note holders. If the offering of New First Lien Notes is completed, we have agreed to redeem our Senior Notes, Second Lien Notes and $25 million of our Third Lien Notes using the proceeds of such transaction. If such Third Lien Notes redemption is completed, the holders of our Third Lien Notes have agreed to exchange their remaining notes for a new class of second lien notes with a maturity date six months after the maturity date of the New First Lien Notes. If, after these redemptions, the net proceeds of the New First Lien Notes are not sufficient to provide the Company with at least $55 million in working capital, we will be permitted to issue incremental first priority senior secured notes ranking pari passu with all senior obligations of the Company for an aggregate amount of net proceeds up to such deficit at a later date.

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

Our current cash reserves are not sufficient to meet our payment obligations under our secured notes at their current maturity dates. Additionally, we will not be able to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current scheduled maturity dates. If we are unable to extend maturity beyond 2011, or identify and successfully implement alternative financing to repay the Senior Notes and Second Lien Notes, the holders of our secured notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our secured notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The following table presents our working capital deficit, our cash, cash equivalents and short-term investment balances:

(in millions)	October 1, 2011	July 2, 2011	Increase (Decrease) for the Three Months Ended October 1, 2011	January 1, 2011	Increase (Decrease) for the Nine Months Ended October 1, 2011
Working capital deficit	$(925.1)	$(857.6)	$(67.5)	$(733.7)	$(191.4)

Cash and cash equivalents	$8.7	$22.6	$(13.9)	$42.5	$(33.8)
Short-term investments	15.0	5.0	10.0	—	15.0

Cash, cash equivalents and short-term investments – continuing operations	23.7	27.6	(3.9)	42.5	(18.8)
Cash and cash equivalents – discontinued operations	—	0.4	(0.4)	0.1	(0.1)

Total cash, cash equivalents and short-term investments	$23.7	$28.0	$(4.3)	$42.6	$(18.9)

Uses of Cash, Cash Equivalents and Short-Term Investments

The following table presents our utilization of cash, cash equivalents and short-term investments:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Beginning cash, cash equivalents and short-term investments	$28.0	$33.8	$42.6	$20.5
Net operating cash used by continuing operations	(3.9)	(8.2)	(11.2)	(18.6)
Proceeds from the sale of wireless spectrum licenses, net of selling costs	(0.2)	2.7	(0.2)	3.4
Payments on long-term obligations, excluding wireless spectrum lease obligations	—	—	(6.1)	(21.4)
Cash paid for wireless spectrum license lease obligations	(0.2)	(0.2)	(4.0)	(4.0)
Proceeds from long-term obligations	—	—	—	25.0
Proceeds from the sale of auction-rate securities	—	—	—	24.0
Payments for the purchase of property and equipment	—	—	—	(2.9)
Other, net	(0.1)	0.4	(0.1)	(1.1)
Net operating and investing cash provided by discontinued operations	0.1	13.8	2.7	17.4

Ending cash, cash equivalents and short-term investment	23.7	42.3	23.7	42.3
Less: ending cash and cash equivalents - discontinued operations	—	(19.6)	—	(19.6)

Ending cash, cash equivalents and short-term investments - continuing operations	$23.7	$22.7	$23.7	$22.7

There were no significant investing or financing activities during the first nine months of 2011.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our cash contractual obligations for continuing and discontinued operations at October 1, 2011, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Fiscal Year Period
(in thousands)	Total	Remainder of 2011	Years 2012-2013	Years 2014-2015	Years 2016 and Thereafter
Continuing Operations:
Long-term obligations:
Notes payable(1)(2)	$983,592	$983,592	$—	$—	$—
Wireless spectrum leases	35,843	402	8,680	8,252	18,509
Operating leases	253	76	177	—	—

	1,019,688	984,070	8,857	8,252	18,509
Discontinued Operations - Services agreement	8,153	—	—	—	8,153

Total	$1,027,841	$984,070	$8,857	$8,252	$26,662

(1)	Amounts presented do not include the future issuance of additional Senior Notes, Second Lien Notes and Third Lien Notes in payment of interest.
(2)	Our Senior Notes, having an aggregate principal amount of $133.0 million at October 1, 2011, matured on July 17, 2011. On July 17, 2011, the holders of our Senior Notes provided a limited waiver of our obligation to pay these notes in full on their maturity date. Concurrently with the expiration of the limited waiver on August 1, we entered into a Forbearance Agreement with all of the holders of our secured notes pursuant to which such holders agreed to forbear from exercising their remedies relating to payment and other potential defaults through November 30, 2011, subject to certain conditions including our commitment to consummate a refinancing transaction. Our Second Lien Notes, having an aggregate principal amount of $186.3 million at October 1, 2011, will mature in November 2011 and our Third Lien Notes, having an aggregate principal amount of $664.3 million at October, 2011, will mature in December 2011. The Forbearance Agreement contemplates that we will meet certain milestones in an offering of new senior notes for net proceeds of at least $380 million with a maturity date no earlier than June 30, 2014 (the “New First Lien Notes”). As permitted by the Forbearance Agreement, the holders of our Senior Notes have extended the date by which we must complete a refinancing transaction to November 30, 2011. This date may be extended by mutual agreement of the Company and the holders of our Senior Notes, except that the completion date of the issuance may not be extended past December 15, 2011 without the consent of all note holders. If the offering of New First Lien Notes is completed, we have agreed to redeem our Senior Notes, Second Lien Notes and $25 million of our Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes”) using the proceeds of such transaction. If such Third Lien Notes redemption is completed, the holders of our Third Lien Notes have agreed to exchange their remaining notes for a new class of second lien notes with a maturity date six months after the maturity date of the New First Lien Notes. If, after these redemptions, the net proceeds of the New First Lien Notes are not sufficient to provide the Company with at least $55 million in working capital, we will be permitted to issue incremental first priority senior secured notes ranking pari passu with all senior obligations of the Company for an aggregate amount of net proceeds up to such deficit at a later date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of October 1, 2011, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

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

Our Senior Notes, having an aggregate principal amount of $133.0 million at October 1, 2011, were due to mature on July 17, 2011. On July 17, 2011, the holders of our Senior Notes provided a limited waiver of our obligation to pay these notes in full on their maturity date. Concurrently with the expiration of the limited waiver on August 1, we entered into a Forbearance Agreement with all of the holders of our secured notes pursuant to which such holders agreed to forbear from exercising their remedies relating to payment and other potential defaults through November 30, 2011, subject to certain conditions including our commitment to consummate a refinancing transaction. We have been engaged in discussions with the holders of our secured notes relating to a maturity extension and related amendments to our notes agreements since January 2011. The holders of our notes have not agreed to a maturity extension. An independent committee of our Board of Directors has authorized us to seek alternative sources of financing to repay our Senior Notes and Second Lien Notes. At this time, alternative financing has not been identified and cannot be assured. The Forbearance Agreement contemplates that we will meet certain milestones in an offering of new senior notes for net proceeds of at least $380 million with a maturity date no earlier than June 30, 2014 (the “New First Lien Notes”), with the issuance of the New First Lien Notes being completed by no later than November 30, 2011. The completion date of the issuance may not be extended past December 15, 2011 without the consent of all note holders.

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

Our current cash reserves are not sufficient to meet our payment obligations under our secured notes at their current maturity dates. Additionally, we will not be able to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current scheduled maturity dates. If we are unable to extend maturity beyond 2011, or identify and successfully implement alternative financing to repay the Senior Notes and Second Lien Notes, the holders of our Notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders.

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

Termination of the Forbearance Agreement without completion of the contemplated refinancing transaction would give rise to a cross-default under our Second Lien Notes and Third Lien Notes, which entitles the holders of at least 51% of the aggregate principal amount of such series of notes to declare amounts outstanding under such notes immediately due and payable prior to their scheduled maturity dates of November 30, 2011 and December 31, 2011, respectively. In addition, this event of default would cause the principal amount of the Senior Notes, Second Lien Notes and Third Lien Notes to accrue default interest at a rate of 2% per annum, in addition to the respective interest rates currently in effect, retroactively to August 1, 2011.

In the event of a default, the holders of our notes could proceed against the assets pledged to collateralize these obligations, which include the Company’s spectrum assets and the capital stock of its material subsidiaries. A failure to obtain a maturity extension or refinancing transaction could cause the Company to seek relief through a filing in the United States Bankruptcy Court. Our financial statements are prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Our financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is predicated upon our ability to obtain a maturity extension of our debt.

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

As of October 1, 2011, the aggregate principal amount of our secured indebtedness was $983.6 million. This amount includes our Senior Notes with an aggregate principal amount of $133.0 million, our Second Lien Notes with an aggregate principal amount of $186.3 million and our Third Lien Notes with an aggregate principal amount of $664.3 million. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

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

Certain “build-out” or “substantial service” requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of the license and/or license renewal. In particular, for our domestic WCS spectrum, the FCC adopted new rules, purporting to supersede the July 21, 2010 build-out deadline, establishing two substantial service deadlines of March 4, 2014 and September 1, 2016; and for our domestic AWS spectrum, the substantial service build-out deadline is December 18, 2021. Failure to make the substantial service demonstration domestically, without seeking and obtaining an extension from the FCC, would result in forfeiture of the affected license.

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

If we do not comply with build-out requirements relating to our Canadian spectrum licenses, such licenses could be subject to forfeiture.

In Canada, our 2.3 GHz licenses are subject to mid-term in-use demonstration requirements; the deadline for 63 of our licenses is November of 2012 and for the remaining 25 licenses it is April of 2013. The licenses are subject to renewal in November of 2014 and April of 2015 respectively. In order for us to operate our Canadian spectrum under Canadian ownership rules, we will need a Canadian-controlled partner. Similar to the U.S., Canada has allocated the 2.3 GHz band for both SDARS and mobile broadband uses, which necessitates the adoption of technical rules to protect against interference between the two uses. Canada has recently begun the process of developing such technical rules for the band. Until the technical rules are final, which in turn will allow the development of manufacturing standards for vendors to use to produce readily available commercial mobile equipment, deployment in the band for mobile services cannot occur. We are currently in discussions with Industry Canada, the spectrum regulator in Canada, about extending the deadline for the mid-term in-use demonstration. There can be no assurance that we will find a Canadian-controlled partner who will be able to provide a viable business plan and attract appropriate financing by the build out deadline. Failure to make the in-use demonstrations for each of our 88 licenses, in the absence of an extension by Industry Canada, could result in forfeiture of the applicable licenses.

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

Industry Canada, Canada’s spectrum regulatory body, has similar rules and policies to those of the FCC and therefore the requirements for retention and renewal and the risks of revocation are similar to those stated above. For example, as in the U.S., licensees of Canadian spectrum must comply with construction requirements in order to retain their licenses. Our 88 Canadian licenses each have a 10 year term, 63 of which expire in November 2014 and 25 of which expire in April 2015.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Frank Cassou.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Francis J. Harding.

101	The following financial statements and footnotes from the NextWave Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Loss; (iii) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTWAVE WIRELESS INC.

November 3, 2011	By:	/s/ Francis J. Harding
(Date)		Francis J. Harding
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Frank Cassou.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Francis J. Harding.

101	The following financial statements and footnotes from the NextWave Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Loss; (iii) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.