Form 10-K
period 2011-12-31
NextWave Wireless Inc.
filed 2012-03-12
CIK 1374993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,429,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 29, 2012, there were outstanding 24,938,132 shares of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2012 Annual Meeting of Shareholders to be filed on or before April 29, 2012.

FORM 10-K

NEXTWAVE WIRELESS INC.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) and other reports, documents and materials we will file with the Securities and Exchange Commission (the “SEC”) contain, or will contain, disclosures that are forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words of similar meaning in connection with any discussion of the timing and value of future results or future performance. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks, uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from historical results or those anticipated. These risks include, but are not limited to:

•	we have substantial debt maturities beginning in December 2012 and our cash reserves will not be sufficient to meet these payment obligations;

•

there can be no assurance that a further extension of the maturity dates of our debt, a refinancing, or asset sales yielding net proceeds sufficient to retire our debt will be achievable on acceptable terms;

•

because we currently do not have the ability to repay our debt at maturity, there is substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph highlighting this uncertainty in its report dated March 12, 2012;

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

•	we are highly leveraged and our operating flexibility is restricted by our debt covenants;

•

the terms of our Senior Secured Notes due 2012 (the “Senior Notes”) and Senior-Subordinated Secured Second Lien Notes due 2013 (the “Second Lien Notes”) require us to certify our compliance with a restrictive operating budget and any failure to comply with these terms will have adverse economic consequences;

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

In this Annual Report on Form 10-K (“Annual Report”), the words “NextWave,” the “Company,” “we,” “our,” “ours,” and “us” refer to NextWave Wireless Inc. and, except as otherwise specified herein, to our subsidiaries. Our fiscal year ended on December 31, 2011.

Our Business

NextWave Wireless Inc. is a holding company for a significant wireless spectrum portfolio. Our continuing operations are focused on the management of our wireless spectrum interests. Our total domestic spectrum holdings consist of approximately 3.9 billion MHz POPs. The term “MHz-POPs” is defined as the product derived from multiplying the number of megahertz associated with a license by the population of the license’s service area. Our wireless spectrum portfolio covers approximately 218.6 million total POPs, with 104.8 million POPs covered by 20 MHz or more of spectrum, and an additional 94.9 million POPs covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York City metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Service (“AWS”) bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

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

To date, we have sold approximately 92% of our domestic AWS spectrum licenses, of which we have realized a positive return on the sales. However, there can be no assurance that we will realize a similar return upon the sale of our remaining wireless spectrum holdings. The sale price of our wireless spectrum assets will be impacted by many factors outside of our control, including, among other things:

•	the Federal Communication Commission’s (“FCC”) new technical rules relating to the operation of satellite digital audio radio services and services using our WCS spectrum licenses;

•

the timing and associated costs of build-out or substantial service requirements attached to our spectrum licenses, where a failure to comply with these requirements could result in license forfeiture;

•	timing of closure of potential sales, in particular if it is necessary to accelerate the planned sale of certain of our spectrum licenses in order to meet debt payment obligations;

•	worldwide economic conditions which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in global network deployments;

•	timing and the availability of standardized technology and equipment that is able to operate in our licensed and leased spectrum;

•	availability of wireless spectrum in the United States in particular, which could be affected by potential government auctions of spectrum not previously available in the market; and

•	availability of capital for prospective spectrum buyers, which has been negatively impacted by the downturn in the credit and financial markets.

Our efforts to sell our wireless spectrum holdings on favorable terms has been delayed by current market conditions, as well as regulatory and other market activities involving potential buyers, including the acquisition of T-Mobile by AT&T which was abandoned in December 2011, and uncertainties relating to Sprint and Clearwire’s WiMAX network deployment and their partnership. We are continuing to have discussions with numerous parties who have expressed interest in our various spectrum assets. However, we believe that adverse economic conditions and other factors beyond our control continue to affect potential purchasers of our wireless spectrum, and there can be no assurance as to the timing of further spectrum sales or the sales prices that will be attained, or that sales will be completed at all.

As of December 31, 2011, summary information about our current spectrum holdings in the United States is set forth below.

			Type of Spectrum(1)(2)
MEA(3)	MEA Name	POPs(4) (mm)	BRS/EBS	WCS	AWS	Top Covered CMAs within MEA (POP Rank)
1	Boston	9.4		—		Boston (10), Providence (50)
2	New York City	31.9	—	—		New York (2), Hartford (41)
3	Buffalo	1.7		—		Buffalo (45), New York 3 - Chautauqua (118)
4	Philadelphia	8.8	—	—		Philadelphia (6), Wilmington (75)
7	Charlotte-Greensboro-Greenville-Raleigh	4.2			—	NC 15 - Cabarrus (93), NC 4 - Henderson (139)
8	Atlanta	0.9			—	Savannah (183), Georgia 12 - Liberty (270)
9	Jacksonville	1.2		—	—	Jacksonville (37), Tallahassee (177)
10	Tampa-St. Petersburg-Orlando	0.9			—	Florida 4 - Citrus (77), Florida 3 - Hardee (304)
15	Cleveland	4.7		—		Cleveland (26), Akron (74)
16	Detroit	10.6		—		Detroit (7), Grand Rapids (59)
17	Milwaukee	5.7		—		Milwaukee (33), Madison (115)
18	Chicago	14.1	—	—		Chicago (3), Gary (80)
20	Minneapolis-St. Paul	7.4		—		Minneapolis (14), Minnesota 6 - Hubbard (201)
21	Des Moines-Quad Cities	2.8	—	—		Des Moines (102), Davenport (160)
27	New Orleans-Baton Rouge	0.5	—			Mobile (90)
29	Kansas City	3.6		—		Kansas City (27), Topeka (315)
30	St. Louis	4.6		—		St. Louis (18),Springfield (178)
31	Houston	7.7		—		Houston(5), Louisiana 5 - Beauregard (130)
32	Dallas-Fort Worth	13.8	—	—		Dallas (4), Austin (35)
33	Denver	6.0		—		Denver (16), Colorado Springs (87)
34	Omaha	1.8		—		Omaha (72), Lincoln (224)
35	Wichita	1.4		—		Wichita (96), Kansas 14 - Reno (394)
36	Tulsa	1.1		—		Tulsa (57), Oklahoma 4 - Norton(305)
37	Oklahoma City	2.4		—		Oklahoma City (44), Oklahoma 3 - Grant (287)
38	San Antonio	4.2		—		San Antonio (25), McAllen (73)
39	El Paso-Albuquerque	2.9	—	—		Albuquerque (70), El Paso (71)
40	Phoenix	6.0		—		Phoenix (13), Tucson (51)
41	Spokane-Billings	2.4		—		Spokane (119), Idaho 1 - Boundary (205)
42	Salt Lake City	3.6		—		Salt Lake City (32),Provo (112)
43	San Francisco-Oakland-San Jose	15.1	—	—		San Francisco (11), Sacramento (23)
44	Los Angeles-San Diego	25.3	—	—		Los Angeles (1), San Diego (18)
45	Portland	4.3		—		Portland (21), Salem (146)
46	Seattle	5.6		—		Seattle (20), Tacoma (69)
48	Hawaii	1.4				Honolulu (54), Hawaii 3 - Hawaii (385)

	Total (excluding overlaps)	218.6

(1)	WCS, AWS, BRS and EBS licenses are assigned by the FCC for geographic service areas of varying sizes and shapes. WCS licenses are assigned by the FCC according to Major Economic Areas (“MEA”) or Regional Economic Area Groupings (“REAG”) (see further explanation below in “Business-WCS Spectrum”). AWS licenses are assigned by the FCC according to REAGs, EAs, or CMAs (see further explanation below in “Business-AWS Spectrum”). BRS spectrum is licensed both according to Geographic Service Areas with a 35-mile radius, subject to overlapping Geographic Service Areas of co-channel stations, and according to BTAs of various sizes. Our BRS spectrum currently is composed of licenses with 35-mile radius Geographic Service Areas, subject to overlapping Geographic Service Areas of co-channel stations. EBS spectrum is only licensed according to Geographic Service Areas with a 35-mile radius, subject to overlapping Geographic Service Areas of co-channel stations (see further explanation below in “Business-BRS and EBS Spectrum”).
(2)	Our AWS, WCS and BRS spectrum is held directly through FCC licenses. Our EBS spectrum has been leased on a long-term basis from current license holders.
(3)	The data in this table is presented in terms of MEAs. MEAs are named for the largest metropolitan area contained within the licensed geographic service area, but are significantly larger than the metropolitan area for which they are named.
(4)	The source for our POP figure is derived from the 2010 census figures.

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

In 2010 and 2011, we had capital expenditure needs associated with certain build-out or substantial service requirements. These requirements apply to all of our licensed wireless spectrum, and generally must be satisfied as a condition of the license. The substantial service deadline for our domestic WCS spectrum was July 21, 2010 under the FCC rules effective at that time. However, the FCC adopted new rules on May 20, 2010, that, when they became effective on September 1, 2010, purported to replace the July 21, 2010 substantial service requirement with new requirements that must be met by March 4, 2014 and additional requirements that must be met by September 1, 2016. We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. The FCC dismissed them on June 14, 2011 in accordance with its June 2010 announcement that all substantial service showings would be dismissed given the new performance requirements it had adopted. The FCC did grant all pending WCS license renewal applications, including those that we filed in April of 2007, conditioned on the outcome of an ongoing FCC rulemaking proceeding regarding wireless license renewal procedures. There can be no assurance as to how the FCC will ultimately treat the WCS license renewal applications. Failure to make the substantial service demonstrations by the new deadlines of March 4, 2014 and September 1, 2016 without seeking and obtaining an extension from the FCC would result in license forfeiture.

BRS and EBS Spectrum

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

The FCC’s rules for BRS and EBS spectrum were substantially revised in 2004 to provide more flexibility in how the spectrum is licensed and used; proceedings to revise the rules continue today. Use of the spectrum has evolved to include fixed and mobile, digital, two-way systems capable of providing high-speed, high-capacity broadband service, including two-way Internet access service via low-power, cellularized communication systems and single-cell high-power systems. On March 20, 2008, the FCC released an additional order to reform FCC Rules related to BRS and EBS spectrum. Although these new, amended rules became effective on June 9, 2008, they are subject to petitions for reconsideration. For a more detailed description of these new rules, see “Government Regulation—BRS/EBS License Conditions.”

We have acquired BRS spectrum licenses from third parties pursuant to privately negotiated purchase agreements. Rights to lease and use EBS spectrum are acquired by commercial interests like us from educational entities through privately negotiated lease agreements. EBS licensees are permitted to enter into lease agreements with a maximum term of 30 years; however one of our long-term leases was entered into prior to the effective date of these new leasing requirements and its term, including options, exceeds 30 years. Lease agreements with terms longer than 15 years must contain a “right of review” by the EBS licensee every five years beginning in year 15.

AWS Spectrum

We acquired 154 AWS licenses in FCC Auction No. 66 and currently hold 12 AWS licenses. The FCC granted AWS spectrum pursuant to Economic Area (“EA”) licenses, REAG licenses and CMA licenses. The AWS auction involved a total of 1,122 licenses: 36 REAG licenses, 352 EA licenses, and 734 CMA licenses. EA, REAG and CMA licenses vary widely in terms of population and geographic coverage.

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

International Spectrum

In 2007, we acquired WCS spectrum in Canada. Our Canadian licenses cover approximately 15 million POPs and include 30 MHz of spectrum in all service areas for which licenses were acquired, for a total of 445 million MHz POPs. The licenses vary widely in terms of population and geographic coverage, but include major cities, such as Montreal, Ottawa, Edmonton, Quebec and Winnipeg. NextWave’s Canadian WCS licenses are held by our Canadian subsidiary, 4253311 Canada Inc. The licenses carry a 10-year license term with renewal expectancy of subsequent 10-year terms absent breach of license conditions. Because the licenses were issued by Industry Canada through two separate auctions, 63 licenses have an expiration date of November of 2014, while 24 licenses have an expiration date of April of 2015. The licenses are “radiocommunication user” licenses and cannot be used to provide service for compensation before the licenses are converted to either “radiocommunication service provider” licenses or “radiocommunication carrier” licenses. Conversion of the licenses will require compliance with Canadian ownership and control restrictions. In addition, each Canadian WCS license is subject to a 5-year usage implementation requirement, demonstrating that the spectrum is being used at a level that is acceptable to Industry Canada. Again, because the licenses were issued at two different times, there are two different implementation deadlines, November 2009 for 63 licenses, and April 2010 for the other 24 licenses. On July 2, 2009, we received a three year extension of the implementation requirement from the Canadian regulatory authority, making the new deadlines November of 2012 and April of 2013. As of December 31, 2011 we held 88 licenses, one of which was sold in February 2012. We are currently in discussions with Industry Canada, the spectrum regulator in Canada, about extending the deadline for the mid-term in-use demonstration. There can be no assurance that we will find a Canadian-controlled partner who will be able to provide a viable business plan and attract appropriate financing by the build out deadline. Failure to make the in-use demonstrations for each of our 87 licenses, in the absence of an extension by Industry Canada, could result in Industry Canada commencing a process to afford us the opportunity to demonstrate why the applicable licenses should not be revoked.

In February 2011, we sold licensed frequencies in Argentina, held by our subsidiary, Websky Argentina SA, an Argentine corporation and its subsidiaries, covering an aggregate of 42 MHz spectrum in the 2.5 GHz band in the Buenos Aires metro region and 180 kilometers surrounding the city covering 15.5 million POPs for a total of 651 million MHz POPs, to a third party under a share purchase agreement.

In Norway, Inquam Norway AS holds a nationwide 2.0 GHz license, valid until December 31, 2022.

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

The following summary of applicable regulations does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry in the United States or internationally. Some legislation and regulations are the subject of ongoing judicial proceedings, proposed legislation and administrative proceedings that could change the manner in which our industry is regulated and the manner in which we operate. We cannot predict the outcome of any of these matters or their potential impact on our business. See “Risk Factors—Risks Relating to Government Regulation.”

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

Additionally, more specific regulatory requirements that apply to WCS, AWS, BRS and EBS spectrum are described below. Compliance with all of the foregoing regulatory requirements, and those listed below, increases our cost of doing business. For a description of an interference issue which may impact use of WCS, BRS and EBS spectrum, see “Risk Factors—Risks Relating to Government Regulation-Wireless Devices” utilizing WCS, BRS and EBS spectrum may be susceptible to interference from Satellite Digital Audio Radio Services (“SDARS”).

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

The substantial service deadline for our domestic WCS spectrum was July 21, 2010 under the FCC rules effective at that time. However, the FCC adopted new rules on May 20, 2010, that, when they became effective on September 1, 2010, purported to replace the July 21, 2010 substantial service requirement with new requirements that must be met by March 4, 2014 and additional requirements that must be met by September 1, 2016. We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. The FCC dismissed them on June 14, 2011 in accordance with its June 2010 announcement that all substantial service showings would be dismissed given the new performance requirements it had adopted. The FCC did grant all pending WCS license renewal applications, including those that we filed in April of 2007, conditioned on the outcome of an ongoing FCC rulemaking proceeding regarding wireless license renewal procedures. There can be no assurance as to how the FCC will ultimately treat the WCS license renewal applications. Failure to make the substantial service demonstrations by the new deadlines of March 4, 2014 and September 1, 2016 without seeking and obtaining an extension from the FCC would result in license forfeiture. See “Risk Factors—Risks Relating to Government Regulation.”

BRS/EBS License Conditions

Like WCS licenses, BRS and EBS licenses are granted for ten-year license terms, and licensees must comply with all applicable legal and technical rules imposed by the FCC, including those found in Part 27 of Title 47 of the CFR. Unlike WCS licenses, BRS and EBS licenses were granted at different times and, therefore, do not have a uniform expiration date. EBS licensees were required to demonstrate that they are providing “substantial service” in their license areas by November 1, 2011. To meet the substantial service requirements for EBS spectrum, we arranged with our EBS licensees to either (a) have the EBS licensee continue to use the spectrum to provide educational services in the cases where the EBS licensee is currently providing such service or (b) provide educational services on a network that was installed by us, at our cost, either of which option is intended to deliver educational services over the spectrum in compliance with the FCC’s educational safe harbor to meet the substantial service showing by the deadline. We have completed build-out activities for our EBS leases. All of the EBS licensees with whom we have leases have filed substantial service showings, which the FCC has accepted. The substantial service deadline for the BRS spectrum was May 1, 2011. With respect to our domestic BRS spectrum, we have constructed and are operating a commercial system using the spectrum to meet the FCC substantial service requirement. The FCC accepted our substantial service showings and renewed our BRS licenses on September 20, 2011.

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

New Spectrum Opportunities and Spectrum Auctions

Ongoing FCC proceedings and initiatives may affect the availability of spectrum for commercial wireless services. These proceedings may make more wireless spectrum available to potential buyers of our spectrum and may affect the demand for our spectrum. At this time, we have no plans to obtain additional spectrum through secondary markets acquisitions, leases or whatever mechanisms the FCC may establish including participation in FCC auctions.

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

Employees

As of December 31, 2011, we employed 11 full time employees and engaged 6 contractors.

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

Our Acquisitions and Efforts to Develop a Wireless Broadband Business

In the period from 2005 through 2007, we made several strategic investments and acquisitions. The purpose of these acquisitions was to develop a breadth of products, technologies, spectrum assets and professional services to build a platform to provide advanced mobile multimedia and wireless broadband solutions to the market. We intended that our businesses would provide synergistic value to each other and collectively drive accelerated market penetration and share of the mobile multimedia and wireless broadband market, which we believed was poised for rapid growth. We acquired network infrastructure businesses included in our Networks segment, which was subsequently classified as discontinued in connection with our global restructuring initiative. These businesses included IP Wireless, Inc. and Go Networks, Inc., which were acquired in May 2007 and February 2007, respectively. In addition, during this time period we invested in our Semiconductor business and other assets in connection with our continuing operating businesses, including PacketVideo Corporation, which housed our mobile multimedia business. These businesses were sold or discontinued as part of our global restructuring initiative as described below. We also acquired certain wireless spectrum assets during this time period, including our WCS spectrum.

Global Restructuring Initiative and PacketVideo Disposition

Several factors led to our decision to implement a global restructuring initiative in 2008, including adverse worldwide economic conditions, which we believe adversely affected manufacturers of telecommunications equipment and technology. In connection with the global restructuring initiative, we divested, either through sale, dissolution or closure, our network infrastructure businesses and our semiconductor business. We have also taken other cost reduction actions. The actions completed as a result of our global restructuring initiative are described in more detail in Note 6 to our Consolidated Financial Statements in this Annual Report under the heading “Business Divestitures and Discontinued Operations.”

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

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully consider the following risks together with all of the other information contained in this Annual Report and our other filings with the SEC before making a future investment decision with respect to our securities. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially adversely affected, and the value of our securities could substantially decline.

Risks Relating to Our Business

Our cash reserves will not be sufficient to meet the payment obligations under our secured notes at their current maturity dates and there can be no assurance that a further maturity extension, a refinancing transaction or sales of our wireless spectrum yielding sufficient proceeds to retire our indebtedness will be achieved. Any maturity extension or refinancing transaction may involve significant cost, including the accrual of payment-in-kind interest for an extended term which will increase our aggregate amount of indebtedness.

As of December 31, 2011, the aggregate principal amount of our secured indebtedness was $1,022 million. This amount includes our Senior Notes with an aggregate principal amount of $137.8 million, our Second Lien Notes with an aggregate principal amount of $193.3 million and our Third Lien Subordinated Secured Convertible Notes due 2011 (the “Third Lien Notes” and together with the Senior Notes and Second Lien Notes, the “Notes”) with an aggregate principal amount of $690.9 million. On December 14, 2011, we entered into an Amendment and Limited Waiver (the “2011 Amendment and Waiver”) to the agreements governing our Notes, under which the maturity of our First Lien Notes was extended to December 31, 2012, the maturity of our Second Lien Notes was extended to January 31, 2013, and the maturity of our Third Lien Notes was extended to February 28, 2013. No amendment or consent fee was paid to the Holders in connection with the 2011

Amendment and Waiver. Our current cash reserves are not sufficient to meet our payment obligations under our secured notes at their current maturity dates. Additionally, we may not be able to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current scheduled maturity dates. If we are unable to further extend the maturity of our secured notes, or identify and successfully implement alternative financing to repay our secured notes, the holders of our Notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders.

A refinancing or further maturity extension of our secured notes may be costly to obtain, and, if successful, will result in a greater aggregate amount of indebtedness due at maturity resulting from the accrual of payment-in-kind interest for the extended term. Such extension could also involve the issuance of equity securities that could cause significant dilution to existing stockholders.

Because we currently do not have the ability to repay our debt at maturity, there is substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph highlighting this uncertainty in its report dated March 12, 2012.

In the event of a default, the holders of our notes could proceed against the assets pledged to collateralize these obligations, which include the Company’s spectrum assets and the capital stock of its material subsidiaries. A failure to obtain a maturity extension or refinancing transaction could cause the Company to seek relief through a filing in the United States Bankruptcy Court. Our financial statements are prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Our financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is predicated upon our ability to obtain a maturity extension or refinancing of our debt, or to consummate asset sales yielding net proceeds sufficient to retire our debt.

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

•	worldwide economic conditions, which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in global network deployments;

•	timing and the availability of standardized technology and equipment that is able to operate in our licensed and leased spectrum;

•	availability of wireless spectrum in the United States in particular, which could be affected by potential government auctions of spectrum not previously available in the market; and

•	availability of capital for prospective spectrum bidders, which has been negatively impacted by the downturn in the credit and financial markets.

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

As stated above, our capital structure requires that we successfully monetize a substantial portion of our wireless spectrum assets for net proceeds substantially in excess of our cost basis in order to retire our debt. The value of our equity securities is dependent on our ability to successfully retire our debt. We estimate that, as of December 31, 2011, we had federal income tax net operating loss carryforwards (“NOLs”) of approximately $908.1 million, which begin to expire in 2023. We plan to use our NOLs to offset future gains on the sale of our spectrum assets. If our ability to use our NOLs as anticipated to offset any gains is limited, the after-tax proceeds realized from our spectrum sales may be reduced. Depending on the ultimate sale prices for our spectrum assets, the availability of our NOLs may be essential to ensuring the full payment of our Third Lien Notes and/or the realization of value for our equity securities.

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

As of December 31, 2011, the aggregate principal amount of our secured indebtedness was $1,022 million. This amount includes our Senior Notes with an aggregate principal amount of $137.8 million, our Second Lien Notes with an aggregate principal amount of $193.3 million and our Third Lien Notes with an aggregate principal amount of $690.9 million. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

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

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint, and we subsequently filed a Motion to Dismiss. On March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. On May 5, 2011, the lead plaintiff filed a Third Amended Complaint, and we again filed a Motion to Dismiss. On November 21, 2011, the Court granted our Motion and dismissed the case with prejudice. On December 19, 2011, the lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals. The lead plaintiff’s initial brief is due on March 28, 2012 and our response will be due on April 27, 2012. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

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

Certain “build-out” or “substantial service” requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of the license and/or license renewal. In particular, for our domestic WCS spectrum, there are two substantial service build-out deadlines: March 4, 2014 and September 1, 2016; and for our domestic AWS spectrum, the substantial service build-out deadline is December 18, 2021. Failure to make the substantial service demonstration domestically, without seeking and obtaining an extension from the FCC, would result in forfeiture of the affected license.

The substantial service deadline for our domestic WCS spectrum was July 21, 2010 under the FCC rules effective at that time. However, the FCC adopted new rules on May 20, 2010, that, when they became effective on September 1, 2010, purported to replace the July 21, 2010 substantial service requirement with new requirements that must be met by March 4, 2014 and additional requirements that must be met by September 1, 2016. We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. The FCC dismissed them on June 14, 2011 in accordance with June 2010 announcement that all substantial service showings would be dismissed given the new performance requirements it had adopted. Failure to make the substantial service demonstrations by the new deadlines of March 4, 2014 and September 1, 2016 without seeking and obtaining an extension from the FCC would result in license forfeiture.

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

In Canada, our 2.3 GHz licenses are subject to mid-term in-use demonstration requirements by November 2012 and April 2013 for 63 and 24 of our licenses which are subject to renewal in November of 2014 and April of 2015, respectively. In order for us to operate our Canadian spectrum under Canadian ownership rules, we will need a Canadian-controlled partner. Similar to the U.S., Canada has allocated the 2.3 GHz band for both SDARS and mobile broadband uses, which necessitates the adoption of technical rules to protect against interference between the two uses. Canada has recently begun the process of developing such technical rules for the band. Until the technical rules are final, which in turn will allow the development of manufacturing standards for vendors to use to produce readily available commercial mobile equipment, deployment in the band for mobile services cannot occur. We are currently in discussions with Industry Canada, the spectrum regulator in Canada, about extending the deadline for the mid-term in-use demonstration. There can be no assurance that we will find a Canadian-controlled partner who will be able to provide a viable business plan and attract appropriate financing by the build out deadline. Failure to make the in-use demonstrations for each of our 87 licenses, in the absence of an extension by Industry Canada, could result in Industry Canada commencing a process to afford us the opportunity to demonstrate why the applicable licenses should not be revoked.

Our use of EBS spectrum is subject to privately negotiated lease agreements. Changes in FCC rules governing such lease agreements, contractual disputes with EBS licensees, or failures by EBS licensees to comply with FCC rules could impact our use of the EBS spectrum.

With few exceptions, commercial enterprises are restricted from holding licenses for EBS spectrum. Eligibility for EBS spectrum is limited to accredited educational institutions, governmental organizations engaged in the formal education of enrolled students (e.g., school districts), and nonprofit organizations whose purposes are educational. Access to EBS spectrum can only be gained by commercial enterprises through privately negotiated EBS lease agreements. FCC regulation of EBS leases, private interpretation of EBS lease terms, private contractual disputes, and failure of an EBS licensee to comply with FCC regulations all could impact our use of EBS spectrum and the value of our leased EBS spectrum. The FCC rules permit EBS licensees to enter into lease agreements with a maximum term of 30 years; lease agreements with terms longer than 15 years must contain a “right of review” by the EBS licensee every five years beginning in year 15. The right of review must afford the EBS licensee with an opportunity to review its educational use requirements in light of changes in educational needs, technology, and other relevant factors and to obtain access to such additional services, capacity, support, and/or equipment as the parties shall agree upon in the spectrum leasing arrangement to advance the EBS licensee’s educational mission. A spectrum leasing arrangement may include any mutually agreeable terms designed to accommodate changes in the EBS licensee’s educational use requirements and the commercial lessee’s wireless broadband operations. In addition, the terms of EBS lease agreements are subject to contract interpretation and disputes could arise with EBS licensees. There can be no assurance that EBS leases will continue for the full lease term, or be extended beyond the current term, or be renewed or extended on terms that are satisfactory to us, or at all. Similarly, since we are not eligible to hold EBS licenses, we must rely on EBS licensees with whom we contract to comply with FCC rules. The failure of an EBS licensee from whom we lease spectrum to comply with the terms of their FCC authorization or FCC rules could result in termination, forfeiture or non- renewal of their authorization, which would negatively impact the amount of spectrum available for our use.

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

Industry Canada, Canada’s spectrum regulatory body, has similar rules and policies to those of the FCC and therefore the requirements for retention and renewal and the risks of revocation are similar to those stated above. For example, as in the U.S., licensees of Canadian spectrum must comply with construction requirements in order to retain their licenses. Our 87 Canadian licenses each have a 10 year term, 63 of which expire in November 2014 and 24 of which expire in April 2015.

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

Our wireless operations are dependent upon access to towers and antenna sites which are subject to national, state and local regulatory requirements related to registration, zoning, siting, lighting, marking, environmental impacts and maintenance. Network service, enhancements to service and product launches can be delayed or made more expensive due to compliance with these regulatory requirements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in San Diego, California. We currently occupy the indicated square footage in the leased facility described below. Our owned facility is occupied by our lessee, pursuant to a lease with a term through May 2015, with two five-year options to renew.

Number of Buildings	Location	Status	Square Footage	Primary Use
1	United States	Leased	5,409	Administrative, finance and legal offices
1	United States	Owned	30,000	Office and Warehouse—discontinued operations (currently held for sale)

		Total	35,409

We believe that our properties are adequate for our business as presently conducted.

Item 3. Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint, and we subsequently filed a Motion to Dismiss. On March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. On May 5, 2011, the lead plaintiff filed a Third Amended Complaint, and we again filed a Motion to Dismiss. On November 21, 2011, the Court granted our Motion and dismissed the case with prejudice. On December 19, 2011, the lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals. The lead plaintiff’s initial brief is due on March 28, 2012 and our response will be due on April 27, 2012. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of December 31, 2011, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

Item 4. Mine Safety Disclosure

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Over-the-Counter Trading

Our common stock is quoted under the symbol “WAVE.PK” on the OTCQB, an over-the-counter electronic quotation service operated by Pink OTC Markets Inc.

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

Market Information

The following table reflects the high and low sales prices, or high and low bid prices, as applicable, rounded to the nearest penny, of our common stock as reported by The NASDAQ Global Market, as applicable, for each quarterly period until July 23, 2010 (as adjusted for 1:7 reverse stock split) and as reported by OTCQB as of July 23, 2010. Our common stock was listed on The NASDAQ Global Market, beginning on January 3, 2007 under the symbol “WAVE,” where it continued to trade until July 23, 2010. On July 23, 2010, our stock began trading on the OTCQB under the symbol “WAVE.PK,” where it continues to trade today.

	High	Low
2011:
Fourth Quarter	$0.25	$0.06
Third Quarter	0.34	0.09
Second Quarter	0.66	0.30
First Quarter	1.01	0.56

2010:
Fourth Quarter	$1.65	$0.66
Third Quarter	2.33	0.75
Second Quarter	3.29	1.07
First Quarter	4.20	2.31

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

Repurchases of Common Stock

We did not repurchase any of our common stock during the fiscal year ended December 31, 2011.

Holders

As of February 29, 2011 there were 863 holders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that our actual results could differ substantially from those anticipated by such forward-looking information due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report. Any forward-looking statements should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise. Additionally, the following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2011 is a 52-week year ending on December 31, 2011 and 2010 is a 52-week year ending on January 1, 2011.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As more fully described in Note 1 to the consolidated financial statements, we have incurred recurring operating losses and have substantial debt maturities in 2012 and 2013 and our cash reserves will not be sufficient to meet these payment obligations. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OVERVIEW

Fiscal Year 2011

•	Our net loss from continuing operations during 2011 was $265.9 million compared to $155.4 million, and $193.4 million prior to the gain on extinguishment of debt of $38.0 million, for 2010.

•

On December 14, 2011, we entered into an Amendment and Limited Waiver (the “2011 Amendment and Waiver”) to our Senior Secured Notes (the “Senior Notes”), our Senior Subordinated Secured Second Lien Notes (the “Second Lien Notes”) and our Third Lien Subordinated Secured Convertible Notes (the “Third Lien Notes”), and together with the Senior Notes and Second Lien Notes, the “Notes”, whereby all holders of our Senior Notes, Second Lien Notes and Third Lien Notes agreed to extend the maturity of the Senior Notes to December 31, 2012; extend the maturity of the Second Lien Notes to January 31, 2013; extend the maturity of the Third Lien Notes to February 28, 2013; and permanently waive past events of default under the Notes. No amendment or consent fee was paid to the Holders in connection with the 2011 Amendment and Waiver.

Our Business

NextWave Wireless Inc. is a holding company for our wireless spectrum portfolio. Our continuing operations are focused on the management of our wireless spectrum interests. Our total domestic spectrum holdings consist of approximately 3.9 billion MHz POPs. The term “MHz-POPs” is defined as the product derived from multiplying the number of megahertz associated with a license by the population of the license’s service area. Our wireless license portfolio covers approximately 218.6 million total POPs, with 104.8 million POPs covered by 20 MHz or more of spectrum, and an additional 94.9 million POPs covered by at least 10 MHz of spectrum. In addition, a number of markets, including much of the New York City metropolitan region, are covered by 30 MHz or more of spectrum. Our domestic spectrum resides in the 2.3 GHz Wireless Communication Services (“WCS”), 2.5 GHz Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”), and 1.7/2.1 GHz Advanced Wireless Service (“AWS”) bands and offers propagation and other characteristics suitable to support high-capacity, mobile broadband services.

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

•	timing of closure of potential sales, in particular if it is necessary to accelerate the planned sale of certain of our spectrum licenses in order to meet debt payment obligations;

•	worldwide economic conditions which we believe have adversely affected manufacturers of telecommunications equipment and technology and led to a delay in global network deployments;

•	timing and the availability of standardized technology and equipment that is able to operate in our licensed and leased spectrum;

•	availability of wireless spectrum in the United States in particular, which could be affected by potential government auctions of spectrum not previously available in the market; and

•	availability of capital for prospective spectrum buyers, which has been negatively impacted by the downturn in the credit and financial markets.

Our efforts to sell our wireless spectrum holdings on favorable terms has been delayed by current market conditions, as well as regulatory and other market activities involving potential buyers, including the acquisition of T-Mobile by AT&T which was abandoned in December 2011, and uncertainties relating to Sprint and Clearwire’s WiMAX network deployment and their partnership. We are continuing to have discussions with numerous parties who have expressed interest in our various spectrum assets. However, we believe that adverse economic conditions and other factors beyond our control continue to affect potential purchasers of our wireless spectrum, and there can be no assurance as to the timing of further spectrum sales or the sales prices that will be attained, or that sales will be completed at all.

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

Comparison of Our Fiscal Year Ended December 31, 2011(Fiscal Year “2011”) to Our Fiscal Year Ended January 1, 2011 (Fiscal Year “2010”)—Continuing Operations

General and Administrative

General and administrative expenses from continuing operations during 2011 were $22.1 million compared to $28.8 million for 2010. The $6.7 million decrease is attributable primarily to $4.1 million in lower maintenance expenditures associated with certain build-out or substantial service requirements of our licensed wireless spectrum, which generally must be satisfied as a condition of the license, a $2.1 million net credit during 2011 for the settlement of insurance claims resulting from a change in health insurance plans, $0.1 million in impairment losses recognized during 2010 and the remainder of $0.4 million in lower overhead costs resulting primarily from our sale of a business unit in 2010 which reduced the size of our operations.

Included in general and administrative expenses during 2011 and 2010 is $7.6 million and $7.7 million, respectively, of amortization of finite-lived wireless spectrum. Also included in general and administrative expenses during 2011 and 2010 is $0.7 million and $1.1 million, respectively, of share-based compensation expense.

Restructuring Credits

During 2011, we renegotiated our $1.9 million long-term lease obligation, which resulted from a previous renegotiation of one of our abandoned lease liabilities, paid $0.8 million in full settlement of this obligation and recognized a $1.1 million credit to restructuring charges of continuing operations in the consolidated statements of operations.

During 2010 we recognized $0.3 million in restructuring expense credits resulting from favorable contract termination settlements and $0.3 million in lower than estimated fees associated with marketing our Canadian spectrum.

Net Gains on Sales of Wireless Spectrum Licenses

During 2011, we recognized $0.3 million in net gains on sales of wireless spectrum licenses, which represent our sale of an AWS license and receipt of a holdback payment that was released to us by the spectrum buyer upon expiration of a milestone for an indemnity obligation aggregating $1.1 million.

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

Interest Expense

Interest expense from continuing operations during 2011 was $248.3 million, compared to $211.9 million during 2010, an increase of $36.4 million. The increase is primarily attributable to higher principal and paid-in-kind interest and the March 2010 Amendment and Limited Waiver (the “2010 Amendment and Waiver”)

to the agreements governing our Senior Notes, Second Lien Notes and third Lien Notes, which increased the interest rates on our Notes. Higher paid-in-kind interest and interest accretion of the debt discount and issuance costs related to our Third Lien Notes accounted for $47.8 million of the increase. Higher paid-in-kind interest on our Second Lien Notes accounted for an additional $4.0 million increase in interest expense. These increases were partially offset by $13.5 million in lower interest expense from our Senior Notes due to the lower principal balance of our Senior Notes and lower accretion of the related debt discount and issuance costs as the Notes neared their original maturity in July 2011, as well as $1.3 million in lower accretion of our Second Lien Notes debt discount and issuance costs as they neared their original maturity in November 2011.

Interest expense on our Senior Notes, Second Lien Notes and Third Lien Notes during 2012 is expected to be lower than that recognized during 2011 by approximately $69.1 million and is expected to be attributed to lower accretion of debt discounts and issuance costs related to these notes of approximately $100.9 million, partially offset by higher paid-in-kind interest of approximately $31.8 million.

Gain on Extinguishment of Debt

The 2010 Amendment and Limited Waiver modification to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the modification date for accounting purposes. The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, and that amount was used to determine net debt extinguishment gain of $38.0 million. The net gain was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the Third Lien noteholders.

Other Income and Expense, Net

Other income, net, from continuing operations during 2011 was $1.2 million which represents the changes in the estimated fair values of our embedded derivatives.

Other income, net, from continuing operations during 2010 was $13.8 million which represents primarily the changes in the estimated fair values of our embedded derivatives of $12.5 million and cash of $1.0 million released from escrow during 2010 related to the reorganization of our predecessor company in 2005. Of the $12.5 million change in the estimated fair values of our embedded derivative liabilities, $9.6 million of the credit to other income (expense) during 2010 resulted primarily from the 2010 Amendment and Waiver which eliminated the Second Lien Note redemption premiums required upon an asset sale or change in control.

Income Taxes

During 2011 and 2010, substantially all of our U.S. subsidiaries had net losses for tax purposes with full valuation allowances.

Our effective income tax rate during 2011 was 0.8%, resulting in an income tax benefit of $2.2 million on our pre-tax loss of $268.1 million. The income tax benefit consists of a $1.0 million tax benefit on taxes provided on income from discontinued operations that can be offset by losses from continuing operations and a $1.2 million income tax benefit due to a reduction in tax rate on deferred tax liabilities associated with indefinite-lived intangible assets.

Our effective income tax rate during 2010 was 14.7% resulting in an income tax benefit of $26.7 million on our pre-tax loss of $182.1 million. The 2010 income tax benefit includes a $21.9 million tax benefit recorded as a result of taxes provided on income from discontinued operations that can be offset by losses from continuing operations and a $4.8 million income tax benefit due to a reduction in the state tax rate on deferred tax liabilities associated with indefinite-lived intangible assets.

Comparison of Our Fiscal Year 2011 to Our Fiscal Year 2010—Discontinued Operations

The results of operations of our discontinued PacketVideo, Semiconductor, Global Services Support, WiMAX Telecom, Inquam and South American businesses, are as follows:

	Years Ended
(in millions)	December 31, 2011	January 1, 2011	Increase (Decrease)
Revenues (including related party revenues of $0 and $11.4, respectively)	$—	$39.7	$(39.7)
Total operating expenses (credits) (including related party cost of revenues of $0 and $0.7, respectively)	(0.6)	64.9	(65.5)
Net gains on business divestitures	2.3	78.4	(76.1)
Income before income taxes	2.8	52.8	(50.0)
Net income from discontinued operations	1.8	35.0	(33.2)
Net loss attributed to noncontrolling interest in subsidiary	—	3.8	(3.8)
Net income from discontinued operations attributed to NextWave	1.8	38.8	(37.0)

Revenues

Of the $39.7 million decrease in revenues from discontinued operations during 2011 when compared to 2010, $38.3 million was attributable to our sale of our PacketVideo subsidiary in October 2010. The remaining $1.4 million decrease was primarily attributable to the sale of our Slovakia based subsidiary, WiMAX Telecom Slovakia s.r.o. (“WT SRO”) in June of 2010.

Related party revenues during 2010 represent sales and royalties related to versions of PacketVideo’s multimedia player sold and licensed to DOCOMO for installation into DOCOMO handset models. During the first nine months of 2010 DOCOMO owned a 35% noncontrolling interest in our PacketVideo subsidiary.

Total Operating Expenses (Credits)

Of the $65.5 million decrease in total operating expenses from discontinued operations during 2011 when compared to 2010, $48.5 million is attributable to the divestiture of our PacketVideo subsidiary in October 2010, $13.6 million and $0.9 million is attributable to asset impairment and restructuring charges, respectively, recognized during 2010 and the remaining $2.5 million is primarily attributable to our divestitures during 2011 and 2010 of our discontinued Latin American subsidiaries and our WiMAX Telecom businesses in Slovakia and Switzerland. Total operating expense credits during 2011 include a $0.3 million favorable settlement with a service vendor, $0.2 million in net gains on the sale of equipment and $0.2 million in lease revenue.

Included in total operating expenses from discontinued operations during 2011 and 2010 is $0 and $2.9 million, respectively, of amortization of purchased intangible assets. Also included in total operating expenses during 2011 and 2010 is $0 and $3.3 million, respectively, of share-based compensation expense.

Net Gains on Business Divestitures

During 2011, we completed the sale of our remaining subsidiaries in Latin America to a third party for $3.0 million, recognizing a gain on the divestiture of $1.7 million, and recognized gains totaling $0.6 million for cash received during 2011 under the terms of an additional consideration agreement that we entered into upon the sale of WT SRO in June 2010 and the release of escrow funds from the 2010 sale of one of our Latin American businesses.

On October 8, 2010, we sold our remaining 65% stock ownership interest in our PacketVideo subsidiary to DOCOMO, a related party (see Note 2) for $111.6 million and, after deducting direct costs of $2.1 million, we recognized a gain on the sale of $84.1 million during 2010.

During 2010 we recognized a $4.2 million gain on the assumption of debt by the buyers of two of our Latin American wireless spectrum businesses. These gains were partially offset by an $8.8 million loss on our sale of our WiMAX Telecom subsidiary in Slovakia and a $1.5 million loss from the deconsolidation of the remaining net assets of our WiMAX Telecom subsidiary in Switzerland that filed for bankruptcy in December 2010.

Income Taxes

The effective income tax rate for discontinued operations during 2011 was 36.5%, resulting in an income tax provision of $1.0 million on pre-tax income from discontinued operations of $2.8 million. The tax provision was recorded as a result of an allocation of the current year loss from continuing operations.

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

Net Income Attributed to Noncontrolling Interest in Subsidiary

During 2010, the net income from discontinued operations attributed to the noncontrolling interest in our PacketVideo subsidiary totaled $3.8 million and represents DOCOMO’s share of PacketVideo’s net loss during the year. In October 2010, we sold our remaining 65% stock ownership in our PacketVideo subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in 2006 and 2010, the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock in March 2007 and the net proceeds of $101.0 million from our issuance of the Second Lien Notes in 2008 and 2009. Our total unrestricted cash, cash equivalents and marketable securities included in continuing operations totaled $21.1 million at December 31, 2011. We had a net working capital deficit of $118.1 million at December 31, 2011.

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

During 2011, our continuing operations used cash of $15.2 million for operations, which includes costs to maintain our wireless spectrum licenses and costs associated with being a public reporting company. We expect that our cash requirements for our continuing operations will continue at this rate during 2012. We anticipate that additional funding for operations will be needed during the first quarter of 2013, and there can be no assurance at this time that we will obtain this additional funding.

In 2010 and 2011, we had capital expenditure needs associated with certain build-out or substantial service requirements which apply to our licensed domestic wireless spectrum, which generally must be satisfied as a condition of the license. The substantial service deadlines applicable to our domestic wireless spectrum assets, and our activities to meet these requirements, are described below:

•	The substantial service deadline for our domestic Wireless Communication Services (“WCS”) spectrum was July 21, 2010 under the Federal Communications Commission (“FCC”) rules effective at that time. However, the FCC adopted new rules on May 20, 2010, that, when they became effective on September 1, 2010, purported to replace the July 21, 2010 substantial service requirement with new requirements that must be met by March 4, 2014 and additional requirements that must be met by September 1, 2016. We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. The FCC dismissed them on June 14, 2011 in accordance with its June 2010 announcement that all substantial service showings would be dismissed given the new performance requirements it had adopted. Failure to make the substantial service demonstrations by March 4, 2014 and by September 1, 2016 without seeking and obtaining an extension from the FCC would result in license forfeiture.

•

Educational Broadband Service (“EBS”) licensees were required to demonstrate that they are providing “substantial service” in their license areas by November 1, 2011. To meet the substantial service requirements for EBS spectrum, we arranged with our EBS licensees to either (a) have the EBS licensee continue to use the spectrum to provide educational services in the cases where the EBS licensee is currently providing such service or (b) provide educational services on a network that was installed by us, at our cost, either of which option is intended to deliver educational services over the spectrum in compliance with the FCC’s educational safe harbor to meet the substantial service showing by the deadline. We have completed build-out activities for our EBS leases. All of the EBS licensees with whom we have leases have filed substantial service showings, which the FCC has accepted.

•

We also operate or hold spectrum licenses through various subsidiaries in Canada and Norway. In Canada, our 2.3 GHz licenses are subject to mid-term in-use demonstration requirements by November 2012 and April 2013 for 63 and 24 of our licenses, respectively. In order for us to operate our Canadian spectrum under Canadian ownership rules, we will need a Canadian-controlled partner. There can be no assurance that we will find a Canadian-controlled partner who will be able to provide a viable business plan and attract appropriate financing by the build out deadline. Failure to make the in-use demonstrations for each of these licenses in the absence of an extension by Industry Canada, could result in forfeiture of the applicable licenses. At December 31, 2011, we held a total of 88 licenses in Canada, one of which was sold in February 2012. We do not have specific build-out obligations in Norway.

Debt Maturities, Forbearance Agreement and Ability to Continue as Going Concern

As of December 31, 2011, the aggregate principal amount of our secured indebtedness was $1,022 million. This amount includes our Senior Notes with an aggregate principal amount of $137.8 million, our Second Lien Notes with an amount of $193.3 million and our Third Lien Notes with an aggregate principal amount of $690.9 million. On December 14, 2011, we entered into the 2011 Amendment and Waiver to the agreements governing our Notes, under which the maturity of our First Lien Notes was extended to December 31, 2012, the maturity of our Second Lien Notes was extended to January 31, 2013, the maturity of our Third Lien Notes was extended to February 28, 2013 and past events of default were permanently waived. No amendment or consent fee was paid to the Holders in connection with the 2011 Amendment and Waiver. Our current cash reserves are not sufficient to meet our payment obligations under our secured notes at their current maturity dates. Additionally, we may not be able to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current scheduled maturity dates. If we are unable to further extend the maturity of our secured notes, or identify and successfully implement alternative financing to repay our secured notes, the holders of our Notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders and potentially limit our net operating loss carry forwards.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The following table presents our working capital deficit, our cash, cash equivalents and marketable securities balances:

(in millions)	December 31, 2011	January 1, 2011	Increase (Decrease)
Working capital deficit	$(118.1)	$(733.7)	$(615.6)

Cash and cash equivalents	$11.1	$42.5	$(31.4)
Marketable securities	10.0	—	10.0

Cash, cash equivalents and marketable securities—continuing operations	21.1	42.5	(21.4)
Cash and cash equivalents—discontinued operations	—	0.1	(0.1)

Total cash, cash equivalents and marketable securities	$21.1	$42.6	$(21.5)

Uses of Cash, Cash Equivalents and Marketable Securities

The following table presents our utilization of cash, cash equivalents and marketable securities:

	Years Ended
(in millions)	December 31, 2011	January 1, 2011
Beginning cash, cash equivalents and marketable securities	$42.6	$20.5
Net operating cash used by continuing operations	(15.2)	(21.5)
Proceeds from the sale of wireless spectrum licenses, net of selling costs	1.0	12.9
Payments on long-term obligations, excluding wireless spectrum lease obligations	(6.1)	(119.9)
Cash paid for wireless spectrum license lease obligations	(4.2)	(4.3)
Proceeds from long-term obligations	—	25.0
Proceeds from the sale of auction-rate securities	—	24.0
Payments for the purchase of property and equipment	—	(2.6)
Other, net	(0.9)	(0.5)
Net operating cash provided (used) by discontinued operations	0.1	(1.7)
Net cash from the sale of equity interests and assets—discontinued operations	3.8	111.8
Payments for the purchase of property and equipment—discontinued operations	—	(1.1)

Ending cash, cash equivalents and marketable securities	21.1	42.6
Less: ending cash and cash equivalents—discontinued operations	—	(0.1)

Ending cash, cash equivalents and marketable securities—continuing operations	$21.1	$42.5

Other than the 2011 Amendment and Waiver to our Senior Notes, our Second Lien Notes and our Third Lien Notes, as discussed above, which extended the maturity of all of our notes and waived past events of default, there were no other significant investing or financing activities from continuing operations during 2011.

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

We have determined that certain of our wireless spectrum licenses meet the definition of indefinite-lived intangible assets because the licenses are either perpetual or may be renewed periodically for a nominal fee, provided that we continue to meet the service and geographic coverage provisions. We have also determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these wireless spectrum licenses. As of December 31, 2011, indefinite-lived wireless spectrum licenses that are not held for sale and that are not subject to amortization totaled $381.4 million.

Wireless spectrum licenses for which we have acquired lease rights from third parties are considered to have finite lives. The wireless license asset is then amortized over the contractual life of the lease. We amortize these assets on a straight-line basis over the initial license period. Amortization expense on wireless spectrum licenses is charged to general and administrative expense. As of December 31, 2011, amortized wireless spectrum licenses, net of accumulated amortization, that are not held for sale totaled $54.2 million.

During 2011, our wireless spectrum licenses, net, decreased by $8.8 million, which was primarily due to the sale of AWS spectrum licenses in the United States with a cost basis of $0.7 million, amortization expense of $7.6 million, and the effect of fluctuations in exchange rates of $0.9 million, partially offset by an addition of $0.4 million resulting from the extension of one of our existing leases.

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

We determined the fair value of our wireless spectrum licenses utilizing both a market approach and an income approach. Under the market approach, we determined fair value through an analysis of sales and offerings of comparable assets, including recent sales of our AWS licenses and FCC auctions of similar wireless spectrum. Sales and offering prices for the comparable assets are adjusted to reflect differences between our wireless spectrum licenses and the comparable assets, such as location, time and terms of sale, use and utility, trends in technology and consumer demand, and regulatory issues, that may potentially affect the value of our wireless spectrum.

Under the income approach, we determine the fair value of spectrum using the Greenfield Approach which is a discounted cash flow model that assumes the only asset owned by us at the date of the valuation is the license itself. This valuation analysis attempts to determine what cash flow contributions might ensue after accounting for start-up and capital investments and applying certain performance expectations. We utilized a 10-year discrete period to isolate cash flows attributable to the licenses including modeling the hypothetical build out of a nationwide network. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates, operating expenditures, capital expenditures and timing of build out, market share achieved, terminal value growth rate, tax rates and discount rate. The assumptions which underlie the development of the network, subscriber base and other critical inputs of the discounted cash flow model were based on a combination of average marketplace participant data and our historical results and business plans. The discount rate used in the model represents a weighted average cost of capital taking into account the cost of debt and equity financing weighted by the percentage of debt and equity in a target capital structure and the perceived risk associated with an intangible asset such as our spectrum licenses. The terminal value growth rate represents our estimate of the marketplace’s long term growth rate. If we increase the discount rate 100 basis points and decrease the terminal growth rate 300 basis points, the fair values of the licenses, while less than currently projected, would still be higher than their current book values. However, if there is a substantial adverse decline in the operating profitability of the wireless service industry, we could have material impairment charges in future years which could adversely affect our results of operations and financial condition.

Of our indefinite-lived wireless spectrum licenses at December 31, 2011, $330.1 million represents the carrying value of domestic WCS spectrum licenses. Since 1997, the FCC has considered a proposal to permanently authorize terrestrial repeaters for Satellite Digital Audio Radio Services (“SDARS”) operations adjacent to the C and D blocks of the WCS band. The FCC has permitted a large number of these SDARS terrestrial repeaters to operate on a special temporary authorization since 2001. Permanently authorizing SDARS repeaters adjacent to the WCS band could cause interference to WCS, BRS and EBS receivers. The extent of the interference from SDARS repeaters is unclear and will depend on the effectiveness of the new rules adopted by the FCC in 2010 (as further described below) and the operation of SDARS equipment under the new rules. Because WCS C and D block licenses are adjacent to the SDARS spectrum, the potential for interference to this spectrum is of greatest concern. There is a lesser magnitude concern regarding interference from SDARS to WCS A and B block licenses, and BRS and EBS licenses. The FCC adopted new technical rules in 2010 to govern WCS and SDARS operations. These rules became effective in September 2010. Operation of both WCS and SDARS equipment under the new rules could result in interference to our WCS, BRS or EBS spectrum, which could impair our ability to realize value from this spectrum.

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

In connection with our ongoing discussions to sell our Nevada office building that we are actively marketing for sale through a national brokerage firm, we determined that indicators of impairment were present in 2010, and, accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of our building was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition. During 2010, we recognized an asset impairment charge of $1.5 million, all of which is reported as asset impairment charges in discontinued operations.

Fair Value Measurements

We determine the fair value measurements of applicable assets and liabilities based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following summarizes the assets and liabilities that we measure at fair value on a recurring basis and the assets and liabilities that we measured at fair value on a nonrecurring basis during the period and their respective input levels based on the fair value hierarchy.

Wireless Spectrum Licenses. We estimated the fair value of our AWS spectrum licenses held for sale based on advanced negotiations with third parties for the purchase of the licenses (Level 2 Inputs). Through our continued efforts to sell our wireless spectrum licenses in Europe and Latin America, we determined that the carrying value of these spectrum licenses exceeded their fair value. We estimated the fair value of these wireless spectrum licenses based on advanced negotiations and submitted bids from third parties for the purchase of the licenses (Level 2 Inputs). Accordingly, during 2010, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Argentina to their estimated fair value and recognized asset impairment charges of $13.8 million, of which $1.7 million was reclassified to the loss on business divestitures reported in discontinued operations.

Property and Equipment, Net. In connection with our ongoing discussions to sell our Nevada office building, we determined that indicators of impairment were present in 2010, and, accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of our building was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition. During 2010, we recognized an asset impairment charge of $1.5 million, all of which is reported as asset impairment charges in discontinued operations.

Embedded Derivatives. Our obligation to redeem the Senior Notes, Second Lien Notes and Third Lien Notes upon an asset sale and a change in control of the Company and, prior to the 2011 Amendment and Waiver, the automatic extension of the maturity date of our Senior Notes from July 17, 2011 to October 17, 2011 if certain conditions were met, constitute embedded derivatives under derivatives and hedging accounting guidance. Accordingly, the initial estimated fair values of the embedded derivatives were recorded as a reduction in the carrying values of the Senior Notes, Second Lien Notes and Third Lien Notes. The estimated fair value, if any, of our embedded derivatives are reported in other current liabilities in the accompanying consolidated balance sheets and subsequent changes in the fair value of our embedded derivatives are recognized in other operating income (expense) in the accompanying consolidated statements of operations. We measured the estimated fair value of the embedded derivatives in the Senior Notes, Second Lien Notes and Third Lien Notes using probability-weighted discounted cash flow models (Level 3 inputs). The discounted cash flow models utilize management assumptions of the probability of the occurrence of an extension of the maturity date of our Senior Notes and an early redemption of the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control of the Company. These assumptions are subjective and are based on management’s estimate of future events based on current facts and circumstances. A hypothetical five percent decrease in management assumptions would not have a material impact on the value of the embedded derivatives.

At December 31, 2011, our embedded derivatives were estimated to have no fair value using the Level 3 inputs described above, whereby the probability of redemption prior to the maturity date was considered nil.

At January 1, 2011, our embedded derivatives were estimated to have fair values aggregating $1.3 million using the Level 3 inputs described above. The reduction in the fair value of our embedded derivative liabilities from $19.5 million at January 2, 2010 to $1.3 million at January 1, 2011, resulted primarily from the 2010 Amendment and Waiver which eliminated the redemption premiums payable upon an asset sale or change in control and resulted in a $9.6 million credit to other income (expense) during the year ended January 1, 2011. The reduction in the fair values of the embedded derivatives associated with our Third Lien notes accounted for an additional reduction in our embedded derivative liabilities of $9.1 million and resulted primarily from a lower probability at January 1, 2011, of redemption prior to the maturity date.

Long-Term Obligations. At December 31, 2011 and January 1, 2011 we determined the fair value of our long-term obligations using discounted cash flow models with discount rates that represent our respective estimated incremental borrowing rates as of that date for that type of instrument. At January 1, 2011, our Third Lien Notes were measured using their fair value for accounting purposes upon reissuance in March 2010.

Accounting for Troubled Debt Restructurings

Upon our debt modifications in December 2011 and March 2010, we first reviewed the modifications to determine if the changes constituted a troubled debt restructuring. A restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. A creditor is deemed to have granted a concession if the debtor’s effective borrowing rate on the restructured debt, after giving effect to all the terms of the restructured debt, including any new or revised sweeteners such as the Fee Notes and Senior Incremental Notes issued in March 2010, is less than the effective borrowing rate of the old debt immediately before the modification.

To determine if the noteholders granted us a concession as a result of the 2011 Amendment and Waiver, we determined the effective interest rate of the old debt immediately before the restructuring by using the respective stated interest rates in effect prior to the 2011 Amendment and Waiver plus the respective effective interest rates used for amortization of discounts and issue costs. We then determined the respective total cash flows under the new terms of each note and solved for the discount rate that equated these cash flows to the respective carrying values of the old debt at December 14, 2011. We determined that the respective effective rates on the new restructured notes were less than that of the old notes, and, therefore, concluded that a concession was considered to have been granted to us and that troubled debt accounting provisions were applicable.

As a result, the carrying amounts of our Senior Notes, Second Lien Notes and Third Lien Notes remained unchanged at December 14, 2011 and the maturity extensions pursuant to the 2011 Amendment and Waiver have been accounted for on a prospective basis beginning December 14, 2011. The new effective interest rates of 14.5%, 14.7% and 15.8% for the Senior Notes, Second Lien Notes and Third Lien Notes, respectively, were determined as the discount rate that equated the present value of the future cash payments specified by the new terms with the December 14, 2011 carrying amount of the respective notes.

All direct costs incurred to effect the 2011 Amendment and Waiver maturity extension were expensed during 2011.

To determine if the noteholders granted us a concession as a result of the 2010 Amendment and Waiver, we determined a weighted average effective interest rate of the old aggregate debt immediately before the restructuring by using the respective stated interest rates in effect prior to the 2010 Amendment and Waiver plus the respective effective interest rates used for amortization of discounts and issue costs. We then determined the respective total cash flows under the new terms of each note and solved for the discount rate that equated these cash flows to the aggregate carrying value of the old debt at March 16, 2010. We also considered the current fair value of the $25.0 million in Senior Incremental Notes which was made possible by the 2010 Amendment and Waiver. We determined that the weighted average effective rate on the new restructured debt was not less than that of the old debt, and, therefore, concluded that a concession was not considered to have been granted to us and that troubled debt accounting provisions do not apply.

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

Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint, and we subsequently filed a Motion to Dismiss. On March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. On May 5, 2011, the lead plaintiff filed a Third Amended Complaint, and we again filed a Motion to Dismiss. On November 21, 2011, the Court granted our Motion and dismissed the case with prejudice. On December 19, 2011, the lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals. The lead plaintiff’s initial brief is due on March 28, 2012 and our response will be due on April 27, 2012. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of December 31, 2011, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

Income Taxes

We apply a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We also determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. We did not have any unrecognized tax benefits or related accrued interest or penalties as of December 31, 2011 or January 1, 2011.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our cash contractual obligations for continuing and discontinued operations at December 31, 2011, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Fiscal Year Period
(in thousands)	Total	2012	Years 2013-2014	Years 2015-2016	Years 2017 and Thereafter
Continuing Operations:
Long-term obligations:
Notes payable(1)	$1,022,006	$137,795	$884,211	$—	$—
Wireless spectrum leases(2)	35,666	4,224	8,736	7,515	15,191
Minimum royalty payments on wireless spectrum lease arrangements	8,499	418	1,376	2,096	4,609
Operating leases	172	164	8	—	—

	1,066,343	142,601	894,331	9,611	19,800
Discontinued Operations—Services agreement	2,344	—	—	—	2,344

Total	$1,068,687	$142,601	$894,331	$9,611	$22,144

(1)	Amounts presented do not include the future issuance of additional Senior Notes, Second Lien Notes and Third Lien Notes in payment of interest.
(2)	Amounts presented do not include adjustments for future changes in the consumer price index.

Item 8. Financial Statements and Exhibits

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

NextWave Wireless Inc.

We have audited the accompanying consolidated balance sheets of NextWave Wireless Inc. as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two fiscal years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NextWave Wireless Inc. at December 31, 2011 and January 1, 2011, and the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficiency, primarily comprised of the current portion of long term obligations of $142.0 million at December 31, 2011 that is associated with the maturity dates of its debt. The Company currently does not have the ability to repay this debt at maturity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The December 31, 2011 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                     /s/ Ernst & Young LLP

San Diego, California

March 12, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTWAVE WIRELESS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	December 31, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,087	$42,528
Restricted cash	1,047	20
Marketable securities	10,000	—
Wireless spectrum licenses held for sale	—	6,535
Deferred financing costs, net	—	3,262
Prepaid expenses and other current assets	827	1,092
Current assets of discontinued operations	3,511	3,632

Total current assets	26,472	57,069
Wireless spectrum licenses, net	435,522	437,781
Property and equipment, net	1,313	2,188
Other assets	362	115

Total assets	$463,669	$497,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5	$947
Accrued expenses	2,328	3,427
Current portion of long-term obligations	142,019	784,649
Other current liabilities	10	1,272
Current liabilities of discontinued operations	172	515

Total current liabilities	144,534	790,810
Deferred income tax liabilities	83,334	84,688
Long-term obligations, net of current portion	896,568	19,821

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.007 par value; 57,143 shares authorized; 24,938 and 23,729 shares issued at December 31, 2011 and January 1, 2011, respectively; 24,938 and 23,510 shares outstanding at December 31, 2011 and January 1, 2011	175	166
Additional paid-in-capital	888,505	887,676
Accumulated other comprehensive income	21,805	21,116
Accumulated deficit	(1,571,252)	(1,307,124)

Total stockholders’ deficit	(660,767)	(398,166)

Total liabilities and stockholders’ deficit	$463,669	$497,153

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended
	December 31, 2011	January 1, 2011
Operating expenses:
General and administrative	$22,497	$28,768
Restructuring credits	(1,076)	(581)

Total operating expenses	21,421	28,187
Net gains on sales of wireless spectrum licenses	330	5,536

Loss from operations	(21,091)	(22,651)

Other income (expense):
Interest income	59	573
Interest expense	(248,317)	(211,880)
Gain on extinguishment of debt	—	37,988
Other income	1,249	13,827

Total other expense, net	(247,009)	(159,492)

Loss from continuing operations before income taxes	(268,100)	(182,143)
Income tax benefit	2,199	26,737

Net loss from continuing operations	(265,901)	(155,406)

Income from discontinued operations before income taxes, net of gains on divestitures of discontinued operations of $2,257 and $78,360, respectively	2,792	52,832
Income tax provision	(1,019)	(17,824)

Net income from discontinued operations	1,773	35,008
Net loss attributed to noncontrolling interest in subsidiary	—	3,794

Net income from discontinued operations attributed to NextWave	1,773	38,802

Net loss attributed to NextWave	$(264,128)	$(116,604)

Other comprehensive loss:
Net loss	$(264,128)	$(120,398)
Foreign currency translation adjustment	689	6,339

Total other comprehensive loss	(263,439)	(114,059)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	4,134

Other comprehensive loss attributed to NextWave	$(263,439)	$(109,925)

Amounts attributed to NextWave common shares:
Net loss from continuing operations	$(265,901)	$(155,406)
Net income from discontinued operations	1,773	38,802

Net loss attributed to NextWave common shares	$(264,128)	$(116,604)

Net income (loss) per share attributed to NextWave common shares—basic and diluted
Continuing operations	$(11.05)	$(6.41)
Discontinued operations	0.07	1.60

Net loss	$(10.98)	$(4.81)

Weighted-average shares used in per share calculation	24,060	24,267

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Attributed to NextWave Stockholders
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit	Noncontrolling Interest in Subsidiary	Total Stockholders’ Deficit
(in thousands)	Shares	Amount
Balance, January 2, 2010	22,434	$157	$884,321	$14,437	$(1,190,520)	$(291,605)	$15,948	$(275,657)
Shares issued under stock incentive plans	1,295	9	132	—	—	141	—	141
Share-based compensation	—	—	3,223	—	—	3,223	1,139	4,362
Sale of remaining interest in PacketVideo	—	—	—	—	—	—	(12,953)	(12,953)
Foreign currency translation adjustment transferred to earnings upon divestiture of foreign entity	—	—	—	4,605	—	4,605	—	4,605
Foreign currency translation adjustment	—	—	—	2,074	—	2,074	(340)	1,734
Net loss	—	—	—	—	(116,604)	(116,604)	(3,794)	(120,398)

Balance, January 1, 2011	23,729	166	887,676	21,116	(1,307,124)	(398,166)	—	(398,166)
Shares issued for warrants exercised	1,428	10	90	—	—	100	—	100
Share-based compensation	—	—	738	—	—	738	—	738
Retirement of treasury shares	(219)	(1)	1	—	—	—	—	—
Foreign currency translation adjustment transferred to earnings upon divestiture of foreign entity	—	—	—	1,305	—	1,305	—	1,305
Foreign currency translation adjustment	—	—	—	(616)	—	(616)	—	(616)
Net loss	—	—	—	—	(264,128)	(264,128)	—	(264,128)

Balance, December 31, 2011	24,938	$175	$888,505	$21,805	$(1,571,252)	$(660,767)	$—	$(660,767)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2011	January 1, 2011
OPERATING ACTIVITIES
Net loss	$(264,128)	$(120,398)
Net income from discontinued operations	1,773	35,008

Net loss from continuing operations	(265,901)	(155,406)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Amortization of intangible assets	7,567	7,716
Depreciation	875	534
Non-cash share-based compensation	738	1,078
Paid-in-kind interest	136,861	109,536
Amortization of deferred financing costs and discounts	111,468	102,054
Gain on extinguishment of debt	—	(37,988)
Gain on sales of wireless spectrum licenses	(330)	(5,536)
Gains from changes in estimated fair values of embedded derivatives	(1,261)	(12,537)
Deferred income tax benefit	(2,199)	(26,737)
Other non-cash adjustments	(1,042)	1,320
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	275	(107)
Other assets	(279)	(11)
Accounts payable and accrued liabilities	(2,041)	(5,280)
Other liabilities and deferred credits	78	(99)

Net cash used in operating activities of continuing operations	(15,191)	(21,463)

INVESTING ACTIVITIES
Purchase of held-to-maturity marketable securities	(15,000)	—
Proceeds from the maturity of marketable securities	5,000	—
Proceeds from the sale of wireless spectrum licenses, net of selling costs	1,041	12,880
Proceeds from the sale of auction-rate securities	—	24,023
Payments for the purchase of property and equipment	—	(2,625)

Net cash provided (used) by investing activities of continuing operations	(8,959)	34,278

FINANCING ACTIVITIES
Payments on long-term obligations	(10,281)	(124,138)
Payments to restricted cash account used to redeem long-term obligations	(1,026)	—
Proceeds from long-term obligations	—	25,000
Proceeds from the sale of common shares	100	141

Net cash used in financing activities of continuing operations	(11,207)	(98,997)

Cash provided (used) by discontinued operations:
Net cash provided (used) by operating activities of discontinued operations	119	(1,694)
Net cash provided by investing activities of discontinued operations	3,809	110,666

Net cash provided by discontinued operations	3,928	108,972
Effect of foreign currency exchange rate changes on cash	(77)	(704)

Net increase (decrease) in cash and cash equivalents	(31,506)	22,086
Cash and cash equivalents, beginning of period	42,598	20,512

Cash and cash equivalents, end of period	11,092	42,598
Less cash and cash equivalents of discontinued operations, end of period	(5)	(70)

Cash and cash equivalents of continuing operations, end of period	$11,087	$42,528

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$3	$2,454
Cash paid for taxes	$3	$48
Noncash financing activity:
Senior, Second and Third Lien Notes issued to noteholders in exchange for debt modification fees	$—	$21,249

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

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We generated net losses attributable to NextWave of $264.1 million and $116.6 million for the years ended December 31, 2011 and January 1, 2011, respectively, and have an accumulated deficit of $1,571 million at December 31, 2011. Our net loss from continuing operations of $155.4 million for the year ended January 1, 2011 includes a $38.0 million noncash gain on extinguishment of debt resulting from the debt modification of our Third Lien Subordinated Secured Convertible Notes due 2013 (the “Third Lien Notes”) in March 2010, as described below, which was treated as an extinguishment of debt for accounting purposes. Without this gain, we would have reported a loss from continuing operations of $193.4 million for the year ended January 1, 2011. We used cash from operating activities of our continuing operations of $15.2 million and $21.5 million during the years ended December 31, 2011 and January 1, 2011, respectively. Our unrestricted cash and cash equivalents and marketable securities included in current assets of continuing operations at December 31, 2011 totaled $21.1 million. We had a net working capital deficit of $118.1 million at December 31, 2011.

On December 14, 2011, we entered into an Amendment and Limited Waiver (the “2011 Amendment and Waiver”) to our Senior Secured Notes (the “Senior Notes”), our Senior Subordinated Secured Second Lien Notes (the “Second Lien Notes”) and our Third Lien Notes, whereby all holders of our Senior Notes, Second Lien Notes and Third Lien Notes agreed to extend the maturity of the Senior Notes to December 31, 2012; extend the maturity of the Second Lien Notes to January 31, 2013; extend the maturity of the Third Lien Notes to February 28, 2013; and permanently waive past events of default under the Notes. No amendment or consent fee was paid to the Holders in connection with the 2011 Amendment and Waiver.

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from our issuance of our Senior Notes in 2006 and 2010, the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) in March 2007, which, in October 2008, we exchanged for Third Lien Notes in the aggregate principal amount of $478.3 million, and the net proceeds of $101.0 million from our issuance of our Second Lien Notes in October 2008 and July 2009. We did not receive any proceeds from the issuance of the Third Lien Notes.

As of December 31, 2011, the aggregate principal amount of our secured indebtedness was $1,022 million. This amount includes our Senior Notes with an aggregate principal amount of $137.8 million, our Second Lien Notes with an aggregate principal amount of $193.3 million and our Third Lien Notes with an aggregate principal amount of $690.9 million. Our current cash reserves are not sufficient to meet our payment obligations under our secured notes at their current maturity dates. Additionally, we may not be able to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current scheduled maturity dates. If we are unable to further extend the maturity of our secured notes, or identify and successfully implement alternative financing to repay our secured notes, the holders of our Notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders and potentially limit our net operating loss carry forwards.

In 2010 and 2011, we had capital expenditure needs associated with certain build-out or substantial service requirements which apply to our domestic licensed wireless spectrum, which generally must be satisfied as a condition of the license. The substantial service deadlines applicable to our domestic wireless spectrum assets, and our activities to meet these requirements, are described below:

•

The substantial service deadline for our domestic Wireless Communication Services (“WCS”) spectrum was July 21, 2010 under the Federal Communications Commission (“FCC”) rules effective at that time. However, the FCC adopted new rules on May 20, 2010, that, when they became effective on September 1, 2010, purported to replace the July 21, 2010 substantial service requirement with new requirements that must be met by March 4, 2014 and additional requirements that must be met by September 1, 2016. We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. The FCC dismissed them on June 14, 2011 in accordance with its June 2010 announcement that all substantial service showings would be dismissed given the new performance requirements it had adopted. Failure to make the substantial service demonstrations by the new deadlines of March 4, 2014 and September 1, 2016 without seeking and obtaining an extension from the FCC would result in license forfeiture.

•

Educational Broadband Service (“EBS”) licensees were required to demonstrate that they are providing “substantial service” in their license areas by November 1, 2011. To meet the substantial service requirements for EBS spectrum, we arranged with our EBS licensees to either (a) have the EBS licensee continue to use the spectrum to provide educational services in the cases where the EBS licensee is currently providing such service or (b) provide educational services on a network that was installed by us, at our cost, either of which option is intended to deliver educational services over the spectrum in compliance with the FCC’s educational safe harbor to meet the substantial service showing by the deadline. We have completed build-out activities for our EBS leases. All of the EBS licensees with whom we have leases have filed substantial service showings, which the FCC has accepted.

•

The substantial service deadline for Broadband Radio Service (“BRS”) spectrum was May 1, 2011. With respect to our domestic BRS spectrum, we have constructed and are operating a commercial system using the spectrum to meet the FCC substantial service requirement. The FCC accepted our substantial service showings and renewed our BRS licenses on September 20, 2011.

•

We also operate or hold spectrum licenses through various subsidiaries in Canada and Norway. In Canada, our 2.3 GHz licenses are subject to mid-term in-use demonstration requirements by November 2012 and April 2013 for 63 and 24 of our licenses, respectively. In order for us to operate our Canadian spectrum under Canadian ownership rules, we will need a Canadian-controlled partner. There can be no assurance that we will find a Canadian-controlled partner who will be able to provide a viable business plan and attract appropriate financing by the build out deadline. Failure to make the in-use demonstrations for each of these licenses in the absence of an extension by Industry Canada, could result in forfeiture of the applicable licenses. At December 31, 2011, we held a total of 88 licenses in Canada. We do not have specific build-out obligations in Norway.

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned and majority-owned subsidiaries as of December 31, 2011 and January 1, 2011, and for each of the two fiscal years in the period ended December 31, 2011. Noncontrolling interest represents the noncontrolling shareholder’s proportionate share of the net equity in our consolidated subsidiary, PacketVideo, prior to the sale of our remaining 65% stock ownership in PacketVideo in October 2010. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents, Marketable Securities and Restricted Cash

We consider all highly liquid investments with a remaining time to maturity of three months or less when acquired to be cash equivalents. Cash equivalents at December 31, 2011 and January 1, 2011 consisted primarily of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

At December 31, 2011, our short-term held-to-maturity investment securities consisted of $10.0 million in bank certificate of deposits with remaining maturities of less than one year. These securities are stated at their amortized costs which approximate their respective fair values at December 31, 2011.

Restricted cash at December 31, 2011 primarily represents net proceeds from the sale of wireless spectrum licenses that must be used to redeem our Senior Notes. Under the Note Purchase Agreement for our Senior Notes, we are not required to redeem our Senior Notes until the aggregate principal amount to be redeemed exceeds $2.5 million.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Maintenance, repairs, and minor renewals and betterments are charged to expense as incurred.

Wireless Spectrum Licenses

We capitalize as intangible assets wireless spectrum licenses that we acquire from third parties or through government auctions. For wireless spectrum licenses purchased directly from third parties or through spectrum auctions, the cost basis of the wireless spectrum asset includes the purchase price paid for the license at the time of acquisition plus legal costs incurred to acquire the license. For wireless spectrum licenses acquired through a business combination or through an asset acquisition, the cost basis of the wireless spectrum asset is determined through an allocation of the total purchase price to the tangible and identifiable intangible assets and liabilities of the acquired business or asset(s) and includes any deferred tax liabilities determined in accordance with accounting standards for acquired temporary differences in certain purchase transactions that are not accounted for as business combinations. For leased wireless spectrum rights, the asset and related liability are recorded at the net present value of future cash outflows using our incremental borrowing rate at the time of acquisition, renewal or extension of the lease. For individual wireless spectrum licenses acquired as a group in a single transaction we allocate cost to the individual licenses based on their relative value. Upon sale of our wireless spectrum licenses, the cost basis relieved is based upon this same value.

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

Wireless spectrum licenses for which we have acquired lease rights from third parties are considered to have finite lives. The wireless license asset is then amortized over the contractual life of the lease. We amortize these assets on a straight-line basis over the initial license period. Amortization expense on wireless spectrum licenses is charged to general and administrative expense. We have also determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these finite-lived wireless spectrum licenses.

Wireless spectrum licenses that we anticipate selling within the next twelve months are classified as assets held for sale and are no longer amortized. During the year ended December 31, 2011, we reclassified $5.8 million from wireless spectrum licenses held for sale to wireless spectrum licenses, net, in the consolidated balance sheet as we anticipate that sales of these licenses within the next twelve months is not probable.

We determined the fair value of our wireless spectrum licenses utilizing both a market approach and an income approach. Under the market approach, we determined fair value through an analysis of sales and offerings of comparable assets, including recent sales of our AWS licenses and FCC auctions of similar wireless spectrum. Sales and offering prices for the comparable assets are adjusted to reflect differences between our wireless spectrum licenses and the comparable assets, such as location, time and terms of sale, use and utility, trends in technology and consumer demand, and regulatory issues, that may potentially affect the value of our wireless spectrum.

Under the income approach, we determine the fair value of spectrum using the Greenfield Approach which is a discounted cash flow model that assumes the only asset owned by us at the date of the valuation is the license itself. This valuation analysis attempts to determine what cash flow contributions might ensue after accounting for start-up and capital investments and applying certain performance expectations. We utilized a 10-year discrete period to isolate cash flows attributable to the licenses including modeling the hypothetical build out of a nationwide network. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates, operating expenditures, capital expenditures and timing of build out, market share achieved, terminal value growth rate, tax rates and discount rate. The assumptions which underlie the development of the network, subscriber base and other critical inputs of the discounted cash flow model were based on a combination of average marketplace participant data and our historical results and business plans. The discount rate used in the model represents a weighted average cost of capital taking into account the cost of debt and equity financing weighted by the percentage of debt and equity in a target capital structure and the perceived risk associated with an intangible asset such as our spectrum licenses. The terminal value growth rate represents our estimate of the marketplace’s long term growth rate.

Spectrum Support and Maintenance Costs

We incur costs to support and maintain our wireless spectrum licenses. These costs are expensed as incurred and are included in general and administrative expense in the consolidated statement of operations. Revenues received from the operation of networks are recorded as a reduction to our spectrum support and maintenance costs as wireless service is not our primary business. These revenues were not significant during the years ended December 31, 2011 and January 1, 2011.

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

Valuation of Indefinite-Lived Intangibles

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

Accounting for Troubled Debt Restructurings

Upon our debt amendments in December 2011 and March 2010, we first determined if they constituted a troubled debt restructuring. A restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. A creditor is deemed to have granted a concession if the debtor’s effective borrowing rate on the restructured debt, after giving effect to all the terms of the restructured debt, including any new or revised sweeteners, such as the Fee Notes and Senior Incremental Notes issued in the March 2010 modification, is less than the effective borrowing rate of the old debt immediately before the restructuring.

To determine if the noteholders granted us concessions as a result of the amendments and waivers, we determined the respective effective interest rates of the old debt immediately before the restructuring by using the respective stated interest rates in effect prior to the respective amendments and waivers plus the respective effective interest rates used for amortization of discounts and issue costs. We then determined the respective total cash flows under the new terms of each note and solved for the discount rate that equated these cash flows to the respective carrying value of the old debt at the date of the respective amendments. We also considered the current fair value of the Senior Incremental Notes which was made possible by the 2010 Amendment and Waiver.

Costs incurred with third parties directly related to the troubled debt restructuring are expensed as incurred.

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

Net foreign currency exchange losses included in our loss from continuing operations in our consolidated statements of operations totaled $11,000 and $1,000 for the years ended December 31, 2011 and January 1, 2011, respectively.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized foreign currency translation adjustments that are excluded from the consolidated statements of operations and are reported as a separate component in stockholders’ deficit. Accumulated other comprehensive income consists of accumulated foreign currency translation adjustments at December 31, 2011 and January 1, 2011.

Net Income (Loss) Per Common Share Information

Basic and diluted net income (loss) per common share for the two fiscal years ended December 31, 2011 is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the respective periods, without consideration of common stock equivalents. If there is a loss from continuing operations, diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share is computed, even if we report net income after adjusting for discontinued operations.

Our weighted-average number of common shares outstanding includes the weighted-average number of 1.4 million and 1.8 million of warrants, held by a related party (Note 2), exercisable for shares of our common stock during the years ended December 31, 2011 and January 1, 2011, respectively, as they are issuable for an exercise price of $0.07 each. At December 31, 2011, 0.4 million of these warrants remained outstanding. During the year ended December 31, 2011, 1.4 million of these warrants were exercised for cash of $0.1 million resulting in the issuance of 1.4 million common shares.

The following securities that could potentially reduce net income or increase net loss per share in the future are not included in the determination of diluted income (loss) per share as they are antidilutive. The share amounts are determined using a weighted-average of the common stock equivalents outstanding during the respective periods.

	Years Ended
(in thousands)	December 31, 2011	January 1, 2011
Third Lien Notes	8,161	7,179
Outstanding stock options	1,504	2,762
Unvested restricted stock	1,236	456

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Components of net income and other comprehensive income must be presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance was effective for fiscal years and interim periods beginning after December 15, 2011. Subsequently, in December 2011, the FASB issued new guidance which indefinitely defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and other comprehensive income are presented. This new guidance is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. Our election to early adopt this new guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Debt-Related Transactions

Avenue Capital Management II, L.P., is an affiliate of Avenue Capital Group (“Avenue Capital”). Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. As of December 31, 2011, Avenue Capital and its affiliates beneficially owned shares of our issued and outstanding common stock, such that Avenue Capital would be considered a related party. At December 31, 2011, Avenue Capital owned $103.5 million, or 75%, of the aggregate principal amount of our Senior Notes; $150.5 million, or 78%, of the aggregate principal amount of our Second Lien Notes; and $194.6 million, or 28%, of the aggregate principal amount of our Third Lien Notes.

As of December 31, 2011, Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors (“Solus”) beneficially owned shares of our issued and outstanding common stock, such that Solus would be considered a related party. At December 31, 2011, Solus owned $34.3 million, or 25%, of the aggregate principal amount of our Senior Notes; $42.8 million, or 22%, of the aggregate principal amount of our Second Lien Notes; and $79.8 million, or 12%, of the aggregate principal amount of our Third Lien Notes. At December 31, 2011 and January 1, 2011 Solus also held 0.4 million and 1.8 million of warrants exercisable for shares of our common stock for an exercise price of $0.07 each. During the year ended December 31, 2011, Solus exercised 1.4 million of these warrants for cash of $0.1 million resulting in the issuance of 1.4 million common shares.

On December 14, 2011, we entered into the 2011 Amendment and Waiver to our Senior Notes, our Second Lien Notes and our Third Lien Notes, whereby all holders of our Senior Notes, Second Lien Notes and Third Lien Notes agreed to extend the maturity of the Senior Notes to December 31, 2012; extend the maturity of the Second Lien Notes to January 31, 2013; extend the maturity of the Third Lien Notes to February 28, 2013; and permanently waive past events of default under the Notes. No amendment or consent fee was paid to the Holders in connection with the 2011 Amendment and Waiver.

On March 16, 2010, we entered into the 2010 Amendment and Waiver to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes. Pursuant to the 2010 Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes. In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011. As a result of the 2010 Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum initially, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%. As a result of the 2010 Amendment and Waiver, all Notes receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated. The 2010 Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million and, after payment in full on October 12, 2010 of certain designated Senior Notes with an aggregate principal and accrued interest amount of $58.8 million and the Senior Incremental Notes (as defined below) with an aggregate principal and accrued amount of $26.6 million, permitted us to retain up to $12.5 million for general working capital purposes and permitted investments.

As consideration for the 2010 Amendment and Waiver, we paid an amendment fee to each of Avenue Capital, Solus, Douglas F. Manchester, a member of our Board of Directors, and Navation, Inc. (“Navation”), an entity owned by Allen Salmasi, our Chairman, through the issuance of additional Notes under the applicable note purchase agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such holder’s existing Notes as of March 16, 2010 (the “Fee Notes”). The Fee Notes were paid on March 16, 2010 by the issuance of Senior Notes, Second Lien Notes and Third Lien Notes to Avenue Capital, Solus, Mr. Manchester and Navation, and accrue interest and become payable in accordance with the terms of the respective Note Agreements. Avenue Capital received $2.3 million in Senior Notes, $2.8 million in Second Lien Notes and $3.7 million in Third Lien Notes. Solus received $0.7 million in Senior Notes, $0.8 million in Second Lien Notes and $1.5 million in Third Lien Notes. Mr. Manchester and Navation each received $1.9 million in Third Lien Notes. The transactions contemplated by the 2010 Amendment and Waiver, including the issuance of the Senior Incremental Notes, were approved and recommended to our Board of Directors by an independent committee consisting of members of the Board of Directors who did not have any direct or indirect economic interest in the Notes.

As permitted by the 2010 Amendment and Waiver, during the second quarter of 2010, we received cash of $20.0 million and $5.0 million and issued Senior Incremental Notes in the same amount to Avenue Capital, acting on behalf of its managed investment funds signatory thereto, and Solus, respectively. We repaid the Senior Incremental Notes in full in October 2010.

The 2010 Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the amendment date for accounting purposes. The new issue of Third Lien Notes was recorded at fair value and that amount was used to determine the net debt extinguishment gain of $38.0 million recognized during the nine months ended October 2, 2010, in other income in the accompanying condensed consolidated statements of operations.

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

PacketVideo sells and licenses versions of its multimedia player to DOCOMO for installation into DOCOMO handset models. PacketVideo recognized $11.4 million in related party revenues and $0.7 million in cost of revenues, during the year ended January 1, 2011 from DOCOMO in the consolidated statements of operations for our discontinued operations.

In June 2010, we sold the capital stock of our Slovakia based subsidiary, WiMAX Telecom Slovakia s.r.o (“WT SRO”) to flyhigh, a private limited liability company of which the controlling shareholder is the former managing director and statutory representative of WT SRO, for $0.1 million. Upon closing of the sale, we have no remaining obligations to provide financing to support the ongoing operations of WT SRO. In connection with the sale, we entered into an additional consideration agreement with flyhigh whereby we received $0.4 million during the year ended December 31, 2011 upon flyhigh’s sale of WT SRO to a third party.

In June 2010, we sold the capital stock of our two Chilean subsidiaries, Southam Chile SA and Socidad Televisora CBC Ltd, to VTR GlobalCom S.A. and VTR Ingenieria S.A., the holders of our notes payable secured by the Chilean spectrum, for net proceeds of $0.7 million and the assumption of the notes payable aggregating $4.3 million.

3.	Wireless Spectrum Licenses

Wireless spectrum licenses consist of the following:

	December 31, 2011			January 1, 2011
(dollars in thousands)	Weighted Average Amortization Period (in years)	Wireless Spectrum Licenses	Portion Representing Deferred Tax Liability	Weighted Average Amortization Period (in years)	Wireless Spectrum Licenses	Portion Representing Deferred Tax Liability
Wireless spectrum licenses subject to amortization included in continuing operations:
Gross carrying amount	6.8	$93,441		7.4	$93,042
Accumulated amortization		(39,286)			(31,719)

		54,155			61,323
Wireless spectrum licenses not subject to amortization included in continuing operations		381,367	$90,106		376,458	$90,358

Total wireless spectrum licenses, net		435,522	90,106		437,781	90,358
Wireless spectrum licenses held for sale		—	—		6,535	—

Total		$435,522	$90,106		$444,316	$90,358

Wireless spectrum licenses include the amount paid plus related deferred tax liabilities which were determined in accordance with accounting standards for acquired temporary differences in certain purchase transactions that were not accounted for as business combinations. The weighted average period prior to renewal or extension of our wireless spectrum licenses subject to amortization with options to extend or renew the lease at December 31, 2011 is 6.5 years.

The estimated aggregate amortization expense for amortized and leased wireless spectrum licenses, and related unpaid spectrum lease obligations, included in long-term obligations, as of December 31, 2011 is expected to be as follows:

(in thousands)	Estimated Amortization Expense	Unpaid Spectrum Lease Obligations
Fiscal years:
2012	$7,432	$4,225
2013	7,432	4,454
2014	7,432	4,281
2015	7,432	4,088
2016	7,432	3,427
Thereafter	16,995	15,191

Total	$54,155	35,666

Less unamortized discount		(13,251)

Total wireless spectrum lease liabilities, net of unamortized discounts		$22,415

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

We cannot be sure that these wireless spectrum licenses will be sold within the next twelve months and, therefore, have not classified them as assets held for sale as of December 31, 2011.

During the year ended December 31, 2011, we recognized $0.3 million in net gains on sales of wireless spectrum licenses, which represents our sale of an Advanced Wireless Services (“AWS”) license and receipt of a holdback payment that was released to us by the spectrum buyer upon expiration of a milestone for an indemnity obligation aggregating $1.1 million.

During the year ended January 1, 2011, we completed sales of certain of our spectrum licenses, which include certain of our owned AWS, Wireless Communication Services (“WCS”) and Broadband Radio Service (“BRS”)/Educational Broadband Service (“EBS”) spectrum licenses in the United States to third parties, for net proceeds, after deducting direct and incremental selling costs, of $12.9 million and recognized net gains on the sale of $5.5 million. These net gains recognized during the year ended January 1, 2011, include lease payments received by us, pending completion of the sale of certain of our owned WCS spectrum licenses in the United States to a third party, of $0.3 million and the forfeiture of a spectrum license sales deposit received by us of $0.3 million.

4.	Asset Impairment Charges

Wireless Spectrum Licenses

Through our continued efforts to sell our wireless spectrum licenses in Europe and Argentina during 2010, we determined that the carrying value of certain of these spectrum licenses exceeded their fair value based primarily on bids received and negotiations with third parties regarding the sale of these licenses, which led to our decision not to pursue build out obligations in Europe and Argentina during this time period. Accordingly, during the year ended January 1, 2011, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Argentina to their estimated fair value, net of selling costs, and recognized asset impairment charges of $12.1 million, all of which is reported in discontinued operations. Upon the sale and deconsolidation of our Slovakia based subsidiary, WT SRO, during the year ended January 1, 2011 we reclassified $1.2 million of the asset impairment charge on our wireless spectrum licenses in Slovakia to net losses on business divestitures. The impairment of our wireless spectrum license in Argentina resulted in an income tax benefit of $4.5 million during the year ended January 1, 2011 from the effect of the reduction of deferred tax liabilities associated with the impaired wireless spectrum license. Upon the bankruptcy filing of our discontinued WiMAX Telecom subsidiary in Switzerland in the fourth quarter of 2010, we reclassified $0.6 million of wireless spectrum impairment charges recognized through the third quarter of 2010 to the loss from business divestitures reported in discontinued operations.

No impairment charges were recognized during the year ended December 31, 2011 related to our wireless spectrum licenses.

Long-Lived Assets

In connection with our ongoing discussions to sell our Nevada office building, we determined that indicators of impairment were present during 2010, and, accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of our building was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition. During the year ended January 1, 2011, we recognized an asset impairment charge of $1.5 million, all of which is reported as asset impairment charges in discontinued operations.

No impairment charges were recognized during the year ended December 31, 2011 related to our long-lived assets.

There are inherent estimates and assumptions underlying the projected cash flows utilized in the recoverability assessment, and management’s judgment is required in the application of this information to the determination of the recovery value of the assets. No assurance can be given that the underlying estimates and assumptions will materialize as anticipated.

5.	Restructuring Charges

The following summarizes the restructuring activity for the two years ended December 31, 2011 and the related restructuring liabilities:

(in thousands)	Balance at Beginning of Year	Charges (Credits) to Expense	Cash Payments	Other Adjustments(2)	Balance at End of Period
For the Year Ended December 31, 2011
Lease abandonment costs—continuing operations(1)	$1,855	$(1,030)	$(825)	$—	$—

For the Year Ended January 1, 2011
Lease abandonment and facility closure costs	$1,750	$466	$—	$(361)	$1,855
Other related costs, including contract termination costs, selling costs and legal fees	349	291	(1,123)	483	—

Total	$2,099	$757	$(1,123)	$122	$1,855

Continuing operations(3)	$1,833	$(135)			$1,855
Discontinued operations	266	892			—

Total	$2,099	$757			$1,855

(1)	During the year ended December 31, 2011, we renegotiated our $1.9 million long-term lease obligation, which resulted from a previous renegotiation of one of our abandoned lease liabilities, paid $0.8 million in full settlement of this obligation and recognized a $1.1 million credit to restructuring charges of continuing operations in the consolidated statements of operations. Included in lease abandonment costs of continuing operations for the year ended December 31, 2011 is $0.1 million of interest accretion expense on long-term obligations resulting from the renegotiation of this lease liability, which is reported in interest expense of continuing operations in the consolidated statement of operations.
(2)	Other adjustments during the year ended January 1, 2011, represent the reclassification upon settlement of accrued software license obligations originally recorded at $0.5 million, partially offset by the reversal of deferred rent accruals of $0.4 million.
(3)	Included in credits to restructuring charges of continuing operations during the year ended January 1, 2011 are $0.3 million in credits resulting from favorable contract termination settlements and $0.3 million in lower than estimated fees associated with marketing our Canadian spectrum. These credits were partially offset by $0.4 million of interest accretion expense on long-term obligations resulting from the renegotiation of one of our abandoned lease liabilities, which is reported in interest expense of continuing operations in the consolidated statement of operations.

6.	Business Divestitures and Discontinued Operations

Business Divestitures

During the year ended December 31, 2011, we completed the sale of our remaining subsidiaries in Latin America to a third party for $3.0 million, recognizing a gain on the divestiture of $1.7 million. Additionally, we recognized gains totaling $0.6 million for cash received during 2011 under the terms of an additional consideration agreement that we entered into upon the sale of WT SRO in June 2010 and the release of escrow funds from the 2010 sale of one of our Latin American businesses. These gains are reported in discontinued operations in the consolidated statement of operations.

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

In June 2010, we sold the capital stock of our WT SRO subsidiary to a private limited liability company and a related party (see Note 2), for $0.1 million and recognized an $8.8 million net loss from business divestitures. In connection with the sale, we entered into an additional consideration agreement with the buyer that provided for payment to us upon the sale of all or part of the capital stock of WT SRO by the buyer to any third party. In 2011, the buyer sold all of the capital stock of WT SRO to a third party whereby we received $0.4 million under the terms of the additional consideration agreement and recognized a net gain on business divestitures of $0.4 million during year ended December 31, 2011, all of which is reported in discontinued operations in the consolidated statement of operations.

In June 2010, we sold the capital stock of two of our Latin American subsidiaries to two related parties (see Note 2), for net proceeds of $0.7 million, after deducting direct and incremental costs of $0.5 million, and the assumption of the notes payable aggregating $4.3 million. We recognized a net gain on business divestitures of $4.2 million.

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

The carrying amounts of the assets and liabilities of our discontinued operations are as follows:

(in thousands)	December 31, 2011	January 1, 2011
Cash and cash equivalents	$5	$70
Property and equipment held for sale	3,500	3,500
Other assets	6	62

Current assets of discontinued operations	$3,511	$3,632

Current liabilities of discontinued operations	$172	$515

The financial results of our discontinued operations are as follows:

	Years Ended
(in thousands)	December 31, 2011	January 1, 2011
Revenues (including related party revenues of $0 and $11,399, respectively)	$6	$39,736
Total operating expenses (credits) (including related party cost of revenues of $0 and $729, respectively)(1)	(564)	64,859
Net gains on business divestitures	2,257	78,360
Income before income taxes	2,792	52,832
Net income from discontinued operations	1,773	35,008
Net loss attributed to noncontrolling interest in subsidiary	—	3,794
Net income from discontinued operations attributed to NextWave	1,773	38,802

(1)	Total operating expense credits for the year ended December 31, 2011 includes a $0.3 million favorable settlement with a service vendor, $0.2 million in net gains on the sale of equipment and $0.2 million in sublease revenue. Total operating expenses for the year ended January 1, 2011 include asset impairment charges of $13.6 million and restructuring charges of $0.9 million.

7.	Other Financial Statement Captions

Goodwill

Changes in goodwill included in noncurrent assets of discontinued operations are as follows:

(in thousands)	Balance at Beginning of Year	Sale of PacketVideo	Foreign Currency Translation Effect	Balance at End of Period
For the Year Ended January 1, 2011	$38,899	$(38,353)	$(546)	$—

Property and Equipment

Property and equipment, net, of continuing operations consists of the following:

(dollars in thousands)	Estimated Useful Life (in years)	December 31, 2011	January 1, 2011
Furniture and equipment	2-3	$2,639	$2,639
Less: accumulated depreciation		(1,326)	(451)

Total property and equipment, net		$1,313	$2,188

Accrued Expenses

Accrued expense of continuing operations consists of the following:

(in thousands)	December 31, 2011	January 1, 2011
Accrued compensation and related expenses	$308	$1,258
Accrued consulting and purchase commitments	1,198	1,539
Accrued professional fees	795	568
Other	27	62

Total accrued expenses	$2,328	$3,427

8.	Long-Term Obligations

Long-term obligations held by continuing operations consist of the following:

(dollars in thousands)	December 31, 2011	January 1, 2011
15% Senior Secured Notes, due December 31, 2012, net of unamortized discounts of $0 and $2,215 at December 31, 2011 and January 1, 2011, respectively	$137,795	$122,261
15% Senior-Subordinated Secured Second Lien Notes due January 31, 2013, net of unamortized discounts of $0 and $7,952 at December 31, 2011 and January 1, 2011, respectively	193,291	158,876
16% Third Lien Subordinated Secured Convertible Notes due February 28, 2013, net of unamortized discounts of $5,834 and $101,567 at December 31, 2011 and January 1, 2011, respectively	685,086	497,574
Wireless spectrum leases, net of unamortized discounts of $13,251 and $14,183 at December 31, 2011 and January 1, 2011, respectively; expiring from 2014 through 2036 with one to five renewal options ranging from 10 to 15 years each	22,415	23,904
Abandoned lease liability	—	1,855

Long-term obligations	1,038,587	804,470
Less current portion	(142,019)	(784,649)

Long-term portion	$896,568	$19,821

The following table summarizes the activity related to our long-term obligations, net of any unamortized discounts, for the two years ended December 31, 2011:

	Continuing Operations
(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Other	Total	Discontinued Operations	Total
Balance, January 2, 2010	$162,076	$127,573	$389,869	$48,586	$728,104	$4,205	$732,309
Extinguishment of Third Lien Notes upon modification	—	—	(409,078)	—	(409,078)	—	(409,078)
Issuance of new Third Lien Notes upon modification	—	—	367,359	—	367,359	—	367,359
Paid-in-kind interest	25,349	22,452	61,735	—	109,536	—	109,536
Fee notes issued(1)	—	—	13,307	—	13,307	—	13,307
Amortization of debt discount	8,662	8,696	78,029	2,818	98,205	135	98,340
Proceeds from long-term obligations	25,000	—	—	—	25,000	—	25,000
Cash payments	(98,448)	—	—	(25,645)	(124,093)	—	(124,093)
Notes payable assumed by buyer in business divestiture	—	—	—	—	—	(4,340)	(4,340)
Fair value of embedded derivatives	—	—	(3,647)	—	(3,647)	—	(3,647)
Change in fair value of embedded derivatives	(378)	155	—	—	(223)	—	(223)

Balance, January 1, 2011	122,261	158,876	497,574	25,759	804,470	—	804,470
Paid-in-kind interest	18,619	26,463	91,779	—	136,861	—	136,861
Amortization of debt discount	2,215	7,952	95,733	2,315	108,215	—	108,215
Extension of wireless spectrum lease	—	—	—	398	398	—	398
Cash payments	(5,300)	—	—	(4,981)	(10,281)	—	(10,281)
Favorable settlement reclassified to restructuring credits	—	—	—	(1,076)	(1,076)	—	(1,076)

Balance, December 31, 2011	$137,795	$193,291	$685,086	$22,415	$1,038,587	$—	$1,038,587

(1)	The Fee Notes issued on March 16, 2010 through the issuance of $4.3 million in Senior Notes and $3.6 million in Second Lien Notes were added to the respective note discounts and, along with existing unamortized discounts, are amortized as a adjustment to interest expense over the remaining term of the modified debt instruments using the effective interest method in accordance with debt modification accounting principles.

The following table summarizes the activity related to our unamortized debt issuance costs for the two year ended December 31, 2011:

	Unamortized Debt Issuance Costs
(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Total
Balance, January 2, 2010	$199	$6,662	$—	$6,861
Issuance costs for reissued Third Lien Notes	—	—	250	250
Amortization of costs	(164)	(3,586)	(99)	(3,849)

Balance at January 1, 2011	35	3,076	151	3,262
Amortization of costs	(35)	(3,076)	(142)	(3,253)

Balance at December 31, 2011	$—	$—	$9	$9

Payments due on these obligations at December 31, 2011, are as follows:

(in thousands)
Fiscal years:
2012	$142,019
2013	888,666
2014	4,281
2015	4,088
2016	3,427
Thereafter	15,191

Total payments	1,057,672
Less unamortized discounts	(19,085)

Total long-term obligations, net of unamortized discounts	$1,038,587

December 2011 Debt Modification

As discussed in Note 1 above, we entered into the 2011 Amendment and Waiver on December 14, 2011, whereby all holders of our Senior Notes, Second Lien Notes and Third Lien Notes agreed to: extend the maturity of the Senior Notes to December 31, 2012; extend the maturity of the Second Lien Notes to January 31, 2013; extend the maturity of the Third Lien Notes to February 28, 2013; and permanently waive past events of default under the notes. No amendment or consent fee was paid to the Holders in connection with the 2011 Amendment and Waiver.

We determined that the debt maturity extensions under the 2011 Amendment and Waiver qualified as a troubled debt restructuring in accordance with generally accepted accounting principles. In accordance with this accounting guidance, the debt extensions have been accounted for prospectively beginning December 14, 2011, with the carrying amount of the notes remaining unchanged as of this date. The new effective interest rates of 14.5%, 14.7% and 15.8% for the Senior Notes, Second Lien Notes and Third Lien Notes, respectively, were determined as the discount rate that equated the present value of the future cash payments specified by the new terms with the December 14, 2011 carrying amount of the respective notes.

All direct costs incurred to effect the 2011 Amendment and Waiver maturity extension were expensed during 2011.

March 2010 Debt Modification

Effective as of March 16, 2010, we entered into the 2010 Amendment and Waiver (Note 2) to the agreements governing our Senior Notes, Second Lien Notes and Third Lien Notes. Pursuant to the 2010 Amendment and Waiver, the maturity date of our Senior Notes was extended from July 17, 2010 to July 17, 2011, with an additional extension to October 17, 2011 if certain conditions are met, including the pendency of asset sales that would yield net proceeds sufficient to repay all then-outstanding Senior Notes. In addition, the maturity date of our Second Lien Notes was extended from December 31, 2010 to November 30, 2011. As a result of the 2010 Amendment and Waiver, the interest payable on our Senior Notes and Second Lien Notes was increased to a rate of 15% per annum beginning March 16, 2010 and the interest payable on our Third Lien Notes was increased to a rate of 12% per annum beginning March 16, 2010, increasing 1% per annum on each of December 31, 2010, March 30, 2011, June 30, 2011 and September 30, 2011 to a maximum of 16%. As a result of the 2010 Amendment and Waiver, all Notes will receive only payment-in-kind interest for the full term of such Notes, unless we elect to pay cash interest, and the redemption premium on the Notes was eliminated. The 2010 Amendment and Waiver reduced the requirement to maintain a minimum cash balance from $5.0 million to $1.0 million (the “Minimum Balance Condition”) and, after payment in full on October 12, 2010 of certain designated Senior Notes (the “Priority Notes”) with an aggregate principal and accrued interest amount of $58.8 million and the Senior Incremental Notes (as defined below) with an aggregate principal and accrued interest amount of $26.6 million, permitted us to retain $12.5 million of asset sale proceeds for general working capital purposes and permitted investments. The 2010 Amendment and Waiver also eliminated the redemption premium on all Notes. As consideration for the 2010 Amendment and Waiver, we paid an amendment fee to each Holder through the issuance of additional Notes (the “Fee Notes”) under the applicable Note Agreements in an amount equal to 2.5% of the outstanding principal and accrued and unpaid interest on such Holder’s existing Notes as of March 16, 2010.

As permitted by the 2010 Amendment and Waiver, we issued $25.0 million in additional Senior Notes (the “Senior Incremental Notes”) to related parties (see Note 2) during the third quarter of 2010 and on October 12, 2010, pursuant to the 2010 Amendment and Waiver, the Senior Incremental Notes were paid in full with the proceeds from our sale of PacketVideo stock. As with the other Senior Notes, amounts outstanding under the Senior Incremental Notes earned interest at a rate of 15% per annum, payable in-kind, and were collateralized by a first lien on the same assets collateralizing our Senior Notes, on a pari passu basis. No commitment fee or structuring fee was payable in connection with the issuance of the Senior Incremental Notes.

We determined that the Senior Note and Second Lien Note debt instruments prior to and after the 2010 Amendment and Waiver are not substantially different and, therefore, do not receive debt extinguishment accounting treatment in accordance with generally accepted accounting principles. Under modification accounting, new effective interest rates are determined as of the modification date based on the carrying amount of the original debt instrument and the revised cash flows. The Fee Notes and the fair value of any new embedded derivatives are considered to be associated with the modified debt instruments and, along with existing unamortized discounts, are amortized as an adjustment to interest expense over the remaining term of the modified debt instruments using the effective interest method.

The 2010 Amendment and Waiver to our Third Lien Notes, which increased the interest rate payable on our Third Lien Notes, was determined to have been accomplished with debt instruments that are substantially different, in accordance with generally accepted accounting principles, resulting in an effective extinguishment of the existing Third Lien Notes and a new issue of Third Lien Notes as of the modification date for accounting purposes. The new issue of Third Lien Notes was recorded at its estimated fair value using a discount rate of 40%, which represents the estimated incremental borrowing rate of our Third Lien Notes that was determined by management, with the assistance of a third party valuation group, and that amount was used to determine a net debt extinguishment gain of $38.0 million that was recognized during the year ended January 1, 2011 in other income in the accompanying consolidated statements of operations. The net gain of $38.0 million was determined as the difference between the remaining unamortized discount under the extinguished Third Lien Notes of $123.1 million and the new discount of $164.8 million, plus $9.6 million of embedded derivative liabilities that were eliminated at the date of the extinguishment, partially offset by $13.3 million in fee notes issued to the Third Lien noteholders. The new discount of $164.8 million was amortized using the effective interest rate method over the remaining applicable term of the Third Lien Notes through December 2011.

Senior Secured Notes due December 2012

We issued our Senior Notes at a 15% original issue discount. Interest on our Senior Notes is payable semiannually through the issuance of additional Senior Notes unless we elect to pay cash interest. The Senior Notes are collateralized by a first priority lien on our North American wireless spectrum licenses with a book value of $435.5 million at December 31, 2011 as well as pledges of shares in our material subsidiaries and the proceeds from any disposal of foreign spectrum holdings.

We may redeem the Senior Notes at any time at our option and we are required to redeem the Senior Notes using the net proceeds from any asset sales, including sales of our wireless spectrum licenses. We are also required to offer to redeem the Senior Notes upon the occurrence of a change in control. Accordingly, during the years ended December 31, 2011 and January 1, 2011 we used the proceeds from the sales of our wireless spectrum licenses and the sales of our ownership interests in PacketVideo to redeem a portion of the principal balance of the Senior Notes plus accrued interest thereon.

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

Senior-Subordinated Secured Second Lien Notes due January 2013

The Second Lien Notes were issued at a 5% original issue discount. Interest on our Second Lien Notes is payable quarterly through the issuance of additional Second Lien Notes. The Second Lien Notes are collateralized by a second priority lien on our wireless spectrum licenses with a book value of $435.5 million at December 31, 2011 and pledges of shares in our material subsidiaries, subordinated to the holders of the Senior Notes.

As of December 31, 2011, the Second Lien Purchase Agreement permits the issuance of up to $10.0 million in additional Second Lien Notes to be used solely in connection with the ordinary course of operations of our business and not for any acquisition of assets or businesses or other uses.

The Second Lien Notes are due on the maturity date of January 31, 2013, and are subordinated in right of payment to the Senior Notes. We may redeem the Second Lien Notes at any time at our option and we are required to redeem the Second Lien Notes using the proceeds from any asset sales, including sales of our wireless spectrum licenses. We are also required to offer to redeem the Second Lien Notes upon the occurrence of a change in control. The purchase agreement for the Second Lien Notes also contains the Minimum Balance Condition and the Budget Condition. The implications of a failure to satisfy the Minimum Balance Condition and the Budget Condition under the Second Lien Notes purchase agreement results in similar consequences as the Senior Notes.

Third Lien Subordinated Secured Convertible Notes due February 2013

Interest on our Third Lien Notes is payable quarterly through the issuance of additional Third Lien Notes until repayment of the Senior Notes and Second Lien Notes and, thereafter, in cash. The Third Lien Notes are convertible at any time at the option of the holders into shares of our common stock at a conversion rate of $77.35 per share. The Third Lien Notes are collateralized by a third priority lien on wireless spectrum licenses with a book value of $435.5 million at December 31, 2011 and pledges of shares in our material subsidiaries, subordinated to the holders of the Senior Notes and Second Lien Notes.

The Third Lien Notes are due on the maturity date of February 28, 2013, and are subordinated in right of payment to the Senior Notes and Second Lien Notes. We may redeem the Third Lien Notes at any time at our option and we are required to redeem the Third Lien Notes using the proceeds from any asset sales, including sales of our wireless spectrum licenses. We are also required to offer to redeem the Third Lien Notes upon the occurrence of a change in control. Only principal and accrued unpaid interest thereon is due upon redemption.

The purchase agreement for the Third Lien Notes does not contain the Asset Sales Condition, the Minimum Balance Condition or the Budget Condition. However, acceleration of the maturity of the Senior Notes and/or the Second Lien Notes in the event of default under the foregoing indebtedness would result in an immediate event of default under the Third Lien Notes.

At December 31, 2011, we were in compliance with all of our debt covenants.

The costs incurred to issue our Senior Notes, Second Lien Notes and Third Lien Notes were deferred and any unamortized balances are included in prepaid expenses and other current assets in the consolidated balance sheet. We are amortizing the deferred financing costs, the original issue discounts and the debt discounts associated with the detachable stock warrants, where applicable, over the expected term of the respective Notes using the effective interest method.

Collateralized Non-recourse Bank Loan

During the year ended January 1, 2011, we exercised our auction rate securities rights and sold our auction rate securities to UBS for $24.0 million and paid in full our collateralized non-recourse bank loan that was secured by our auction rate securities.

9.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We determine the fair value measurements of applicable assets and liabilities based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy contained in accounting guidance for fair value measurements and disclosures:

		Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2011
Marketable securities	$10,000	$—	$10,000	$—
At January 1, 2011
Embedded derivatives(1)	1,261	—	—	1,261

(1)	Included in other current liabilities in the accompanying consolidated balance sheet.

Embedded Derivatives. Our obligation to redeem the Senior Notes, Second Lien Notes and Third Lien Notes upon an asset sale and a change in control of the Company and, prior to the 2011 Amendment and Waiver, the automatic extension of the maturity date of our Senior Notes from July 17, 2011 to October 17, 2011 if certain conditions were met, constitute embedded derivatives under derivatives and hedging accounting guidance. Accordingly, the initial estimated fair values of the embedded derivatives were recorded as a reduction in the carrying values of the Senior Notes, Second Lien Notes and Third Lien Notes. The estimated fair value, if any, of the embedded derivatives are reported in other current liabilities in the accompanying consolidated balance sheets and subsequent changes in the fair value of the embedded derivatives are recognized in other operating income (expense) in the accompanying consolidated statements of operations. We measured the estimated fair value of the embedded derivatives in the Senior Notes, Second Lien Notes and Third Lien Notes using probability-weighted discounted cash flow models (Level 3 inputs). The discounted cash flow models utilize management assumptions of the probability of the occurrence of an extension of the maturity date of our

Senior Notes and an early redemption of the Second Lien Notes and Third Lien Notes upon an asset sale and a change in control of the Company. At December 31, 2011, our embedded derivatives were estimated to have no fair value using the Level 3 inputs described above, whereby the probability of redemption prior to the maturity date was considered nil.

The following table summarizes the activity in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs):

	Embedded Derivatives
(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Total
Balance at January 1, 2011	$(794)	$(30)	$(437)	$(1,261)
Unrealized gains included in other income (expense), net	794	30	437	1,261

Balance at December 31, 2011	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table summarizes our assets and liabilities that were measured at fair value on a nonrecurring basis during the period and their respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance:

		Fair Value Measurements Using:
(in thousands)	Net Carrying Value at End of Period	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements Recorded During the Period
December 31, 2011
Property and equipment, net—Continuing operations	$1,313	$—	$—	$1,313	—
Property and equipment held for sale—Discontinued operations	3,500	—	—	3,500	—
January 1, 2011
Wireless spectrum licenses held for sale:
Continuing operations	$6,535	$—	$6,535	$—	$—
Discontinued operations(1)	—	—	—	—	13,832
Property and equipment, net:
Continuing operations	2,188	—	—	2,188	—
Discontinued operations	30	—	—	30	—
Property and equipment held for sale—discontinued operations	3,500	—	—	3,500	1,500

(1)	Upon the sale and deconsolidation during the year ended January 1, 2011, of our Slovakia and Switzerland based subsidiaries, we reclassified $1.7 million of the asset impairment charges on our wireless spectrum licenses in Slovakia and Switzerland to net losses on business divestitures reported in discontinued operations

Wireless Spectrum Licenses. We estimated the fair value of our AWS spectrum licenses held for sale based on advanced negotiations with third parties for the purchase of the licenses (Level 2 Inputs). Through our continued efforts to sell our wireless spectrum licenses in Europe and Argentina, we determined that the carrying value of these spectrum licenses exceeded their fair value. We estimated the fair value of these wireless spectrum licenses based on advanced negotiations and submitted bids from third parties for the purchase of the licenses (Level 2 Inputs). Accordingly, during the year ended January 1, 2011, we wrote-down the carrying value of our wireless spectrum licenses in Europe and Argentina to their estimated fair value and recognized asset impairment charges.

Property and Equipment, Net. In connection with our ongoing discussions to sell our Nevada office building, we determined that indicators of impairment were present during 2010, and, accordingly, based on the accounting guidance for the impairment or disposal of long-lived assets, we performed an assessment to determine if the carrying value of our building was recoverable through estimated undiscounted future cash flows resulting from the use of the assets and their eventual disposition (Level 3 Inputs), and, during the year ended January 1, 2011, we recognized an asset impairment charge.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments of continuing operations, including cash and cash equivalents, marketable securities, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations of continuing operations are as follows:

	December 31, 2011			January 1, 2011
(in thousands)	Carrying Amount	Fair Value	Discount Rate	Carrying Amount	Fair Value	Discount Rate
Senior Notes	$137,795	$138,353	15%	$122,261	$117,450	15%
Second Lien Notes	193,291	194,701	15%	158,876	157,777	23%
Third Lien Notes	685,086	697,803	16%	497,574	497,574	40%
Wireless spectrum leases	22,415	19,289	16%	23,904	11,154	40%

At December 31, 2011 and January 1, 2011, we determined the fair value of our long-term obligations using discounted cash flow models with the respective discount rates listed above, which represent our respective estimated incremental borrowing rates as of that date for that type of instrument. At January 1, 2011, our Third Lien Notes were measured using their fair value for accounting purposes upon reissuance in March 2010.

10.	Income Taxes

Our loss from continuing operations before income taxes is as follows:

	Years Ended
(in thousands)	December 31, 2011	January 1, 2011
United States	$(268,092)	$(182,085)
Foreign	(8)	(58)

	$(268,100)	$(182,143)

Our net income tax benefit, solely from continuing operations, is as follows:

	Years Ended
(in thousands)	December 31, 2011	January 1, 2011
Current income tax expense:
Federal	$—	$—
State	—	—
Foreign	—	—

Total current income tax expense	—	—

Deferred income tax benefit:
Federal	1,019	21,375
State	(152)	5,362
Foreign	1,332	—

Total deferred income tax benefit	2,199	26,737

Total income tax benefit	$2,199	$26,737

During the years ended December 31, 2011 and January 1, 2011, we allocated income tax benefits of $1.0 million and $21.9 million, respectively, from our discontinued operations to our continuing operations, which were offset by income tax provisions for the same amount in our discontinued operations. Income from discontinued operations is considered when determining the amount of tax benefit that results from, and allocated to, a loss from continuing operations. Our income before income taxes from discontinued operations represents a source of income that enables us to realize a tax benefit on our loss from continuing operations before income taxes. As a result, we have allocated an income tax benefit to the loss from continuing operations.

The tax effects of the major items recorded as deferred income tax assets and liabilities for continuing operations are as follows:

	Years Ended
(in thousands)	December 31, 2011	January 1, 2011
Current deferred income tax assets	$896	$3,731

Noncurrent deferred income tax assets:
Net operating losses	324,035	274,791
Capitalized start-up expenses	102,548	96,467
Unrealized loss on investments	4	7,752
Capital loss	12,197	5,492
Other noncurrent deferred income tax assets	1,935	18,645

Total noncurrent deferred income tax assets	440,719	403,147

Total current and noncurrent deferred income tax assets	441,615	406,878

Noncurrent deferred income tax liabilities:
Indefinite-lived intangible assets	(83,334)	(84,688)
Debt Discount	(2,054)	(15,917)
Other noncurrent deferred income tax liabilities	—	(324)

Total noncurrent deferred income tax liabilities	(85,388)	(100,929)

Valuation allowance	(439,561)	(390,637)

Net deferred income tax liabilities	$(83,334)	$(84,688)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2011. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

The valuation allowance at December 31, 2011 is attributable to deferred tax assets related primarily to income tax loss carryforwards, mostly in the U.S., including certain states, as well as start-up costs and other net deferred tax assets, for which it is more likely than not that the related tax benefits will not be realized. It is our policy that the valuation allowance be decreased or increased in the period management determines that it is more likely than not that the deferred tax assets will be realized or not.

Reconciliations of the U.S. federal statutory income tax rate to our effective tax rate for continuing operations are as follows:

	Years Ended
(in thousands)	December 31, 2011	January 1, 2011
U.S. federal statutory rate	35.0%	35.0%
State taxes, net of federal effect	—	1.9
Increase in valuation allowance	(34.2)	(22.2)
Other	—	—

Effective tax rate	0.8%	14.7%

As of December 31, 2011, we had $317.8 million of deferred tax assets associated with federal net operating losses that will begin to expire in 2023. As of December 31, 2011, we had $6.2 million of deferred tax assets from state net operating loss carryforwards that will begin to expire in 2013. We believe that it is not more likely than not that the benefit from certain net operating loss carryforwards will be realized. Therefore, we have provided a full valuation allowance on our deferred tax assets relating to these federal, state, and foreign net operating loss carryforwards.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. However, there is no excess of financial reporting over tax basis and no unrecognized deferred income tax liability.

We have not recorded any unrecognized tax benefits as of December 31, 2011 or January 1, 2011 in accordance with accounting standards for uncertainty in income taxes. Therefore, the tabular reconciliation of unrecognized tax benefits as well as other required disclosures is not applicable.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2011, our tax years for 2007, 2008, 2009, 2010 and 2011 are subject to examination by the tax authorities.

11.	Commitments and Contingencies

Wireless Spectrum Lease Obligations

Certain of our wireless spectrum lease arrangements provide for the payment of royalties based on 0.25% of gross revenues, realized on the use of the spectrum subject to a cap ranging from 100% to 150% of the annual spectrum lease payments. Two of our leases require minimum royalty payments that aggregate $0.4 million in 2012, $0.6 million in 2013, $0.8 million in 2014, $1.0 million in 2015, $1.1 million in 2016 and $4.6 million thereafter. Additionally, our domestic wireless WCS spectrum lease agreements require us to construct, operate and maintain wireless services so as to satisfy the FCC’s substantial service deadlines by March 4, 2014 and September 1, 2016. Our Canadian wireless spectrum leases are subject to mid-term in-use demonstration requirements by November 2012 and April 2013 for 63 and 25 of our licenses, respectively. One of the licenses subject to demonstration requirements by April 2013 was sold in February 2012. Certain agreements require us to make network connections available for the lessor’s use that are equivalent to a specified percentage of the transmission capacity created.

Operating Leases

We lease cell sites and certain office equipment under non-cancelable operating leases on a month-to-month basis and our office lease which, as of December 31, 2011, expires in February 2012. Subsequent to December 31, 2011, we extended our office lease to March 2013. We recognize rent expense on a straight-line basis over the respective lease terms. As a result, any differences between recognized rent expense and required upfront rental payments upon execution that reduce future rental payments is recorded as unapplied prepaid rent and any difference between rent expense and rent payments that are reduced by cash or rent abatements is recognized as deferred rent. At December 31, 2011, unapplied prepaid rent of continuing operations totaled $0.2 million and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

Rent expense under operating leases of our continuing operations was $0.8 million and $0.3 million during the years ended December 31, 2011 and January 1, 2011, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2011 aggregate $0.2 million during fiscal year 2012.

Services Agreement

Our discontinued Network Services business entered into an agreement with a third party for the provision of certain engineering design and consulting services. At December 31, 2011, the remaining minimum commitment under this agreement is $7.8 million which is due prior to expiration of the agreement in 2016; however, after October 30, 2011, we have the right to pay thirty percent (30%) of the remaining minimum commitment ($2.3 million) and terminate the agreement. In addition, prior to expiration of the agreement in 2016 we have the right to extend the agreement and the obligation for payment until 2021. If we elect to extend the payment beyond 2016, the remaining minimum commitment amount increases five percent (5%) per year for each of years two and three of the extension and ten percent (10%) per year for each of years four and five of the extension.

Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint, and we subsequently filed a Motion to Dismiss. On March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. On May 5, 2011, the lead plaintiff filed a Third Amended Complaint, and we again filed a Motion to Dismiss. On November 21, 2011, the Court granted our Motion and dismissed the case with prejudice. On December 19, 2011, the lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals. The lead plaintiff’s initial brief is due on March 28, 2012 and our response will be due on April 27, 2012. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

We are also currently involved in other legal proceedings in the ordinary course of our business operations. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of December 31, 2011, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

12.	Stockholders’ Deficit

At December 31, 2011, we had the following common shares reserved for future issuance upon the conversion, exercise or issuance of the respective equity instruments:

(in thousands)
Third Lien Notes	8,932
Stock options:
Granted and outstanding	1,486
Available for future grants	2,820
Warrants	357

13,595

13.	Equity Compensation Plans

NextWave Wireless Inc. Equity Compensation Plans

At December 31, 2011, we had two share-based compensation plans that provide for awards to acquire shares of our common stock. At December 31, 2011, we may issue up to an aggregate of 4.3 million shares of common stock under our equity compensation plans, of which 1.5 million shares are reserved for issuance upon exercise of granted and outstanding options and 2.8 million shares are available for future grants.

The following table summarizes stock option activity during the year ended December 31, 2011:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	2,446	$16.32
Canceled	(960)	$21.61

Outstanding at December 31, 2011	1,486	$12.89	6.7	—

Exercisable at December 31, 2011	1,381	$13.64	6.7	—

(1)	Options issued under the NextWave Wireless Inc. 2005 Stock Incentive Plan (the “2005 Plan”) are exercisable prior to the vesting date.

The following table summarizes the unvested stock option activity during the year ended December 31, 2011:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2011	333	$3.17
Vested	(228)	$3.98

Unvested at December 31, 2011	105	$2.99

We received cash from the exercise of stock options under these plans of $0.1 million, with no related tax benefits, during the year ended January 1, 2011. The intrinsic value of options exercised during the year ended January 1, 2011 totaled $0.1 million. No stock options were exercised during the year ended December 31, 2011.

During the year ended January 1, 2011, the Compensation Committee of the Board of Directors approved long-term incentives for the chief legal counsel and chief financial officer of the Company. Each of the executives and certain employees and contractors of NextWave received a restricted stock award granted under the 2005 Plan. The chief legal counsel received an award of 750,000 restricted shares, the chief financial officer received an award of 250,000 restricted shares and the employees and contractors received an aggregate of 236,000 restricted shares. Each of the restricted stock awards will expire after a term of 10 years and will vest in full upon the repayment or retirement in full, whether through redemptions, repayment at maturity date or conversion, of our Third Lien Notes. If the Third Lien Notes are not repaid or retired in full prior to the expiration of the restricted stock awards, the awards will be forfeited. Compensation cost on these awards becomes accruable when it is probable that we will realize net proceeds from sales of wireless spectrum license assets sufficient to fully redeem the Senior Notes, Second Lien Notes and Third Lien Notes. The Company’s assessment as of December 31, 2011 was that at this time such sales are not probable of occurring.

Share-Based Compensation Expense

Share-based compensation expense for all plans above for our continuing operations during the years ended December 31, 2011 and January 1, 2011 totaled $0.7 million and $1.1 million, respectively, and is included in general and administrative expense in our consolidated statements of operations. Share-based compensation expense for our discontinued operations during the years ended December 31, 2011 and January 1, 2011 totaled $0 and $3.3 million, respectively.

Total compensation cost of options granted to employees but not yet vested as of December 31, 2011, was $0.3 million, which is expected to be recognized over a weighted average period of 1.6 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. This management report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC applicable to “smaller reporting companies” that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Executive Severance Agreements

On March 12, 2012, we entered into letter agreements regarding severance benefits with Francis J. Harding, our Executive Vice President and Chief Financial Officer and Frank A. Cassou, our Executive Vice President and Chief Legal Counsel (the “Severance Agreements”). Under the Severance Agreements, following a termination by either executive for Good Reason, or by the Company without Cause, as defined in the Severance

Agreements and summarized below, severance pay will be provided in an amount equal to one (1) year of the executive’s base salary then in effect. In addition, under the Severance Agreements, the executives would be eligible to receive up to one (1) year of continued coverage under the Company’s health plan or equivalent coverage under COBRA, if such plan is not available. In the event either executive is terminated for Cause, the Severance Agreements provide that the Company will pay the relevant executive all of his accrued wages and salary through the date of such termination.

Under the Severance Agreements, Good Reason is defined as a diminution in the executive’s salary; a diminution in authority, duties or responsibilities; a material diminution in a benefit plan which the executive participates; or a termination of employment for any reason within 90 days of a Change of Control (as defined in the Severance Agreement). Cause is defined as a felony or similar crime and/or a material failure to perform the executive’s designated duties following a notice period.

The Severance Agreements are filed as Exhibits 10.24 and 10.25 to this Form 10-K.

Amended & Restated Bylaws

On March 12, 2012, the Board approved and adopted, effective immediately, the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws provide that it is no longer mandatory for the Board to maintain a Nominating and Corporate Governance Committee. It is contemplated that Nominating and Corporate Governance Committee will be discontinued and the full Board will perform its functions.

The Amended and Restated Bylaws also updated the Company’s advance notice requirements for stockholders to propose director nominations or other business to be brought before an annual or special meeting of stockholders, to require that a proposing stockholder disclose his ownership of derivative instruments or agreements based on or affecting the value or voting power of the Company’s capital stock.

A copy of the Amended and Restated Bylaws is filed with this Form 10-K as Exhibit 3.2.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in our 2012 Proxy Statement for the Annual Meeting of Stockholders, refer to as the Proxy Statement, under the headings “Proposal 1—Election of Directors,” “Corporate Governance”, “Executive Officers and Key Employees,” and “Beneficial Ownership of Common Stock”, and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2011 fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 will be included in the Proxy Statement under the heading “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We granted 1,235,500 shares of restricted stock awards during 2010 pursuant to the 2005 Stock Incentive Plan which vest in full upon the repayment or retirement in full, whether through redemptions, repayment at maturity date or conversion, of our Third Lien Notes. Each of the restricted stock awards expire after a term of 10 years; if the Third Lien Notes are not repaid or retired in full prior to the expiration of the restricted stock awards, the awards will be forfeited.

Information about our equity compensation plans at December 31, 2011 is as follows:

Equity Compensation Plan Information

Equity Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance
Equity compensation plans approved by security holders(1)	1,223,546	$5.89	1,073,502
Equity compensation plans not approved by security holders(2)	261,996	$40.17	1,746,782

Total	1,485,542	$11.94	2,820,284

(1)	In June 2006, NextWave Wireless LLC unit holders approved 20 million Units (or 476,190 shares of our common stock) issuable upon the exercise of options to be granted pursuant to the NextWave Wireless LLC 2005 Units Plan (the “2005 Units Plan”). The 2005 Stock Incentive Plan provides for the issuance of nonqualified stock options, or restricted, performance-based, bonus, phantom or other stock-based awards to directors, employees and consultants of NextWave. On November 13, 2006, NextWave Wireless LLC merged with and into NextWave Wireless Inc, and the 2005 Units Plan was assumed by NextWave Wireless Inc., becoming the 2005 Stock Incentive Plan. In May of 2007, NextWave Wireless Inc. stockholders approved an amendment to the 2005 Stock Incentive Plan to increase the number of shares of common stock available for issuance from 1,785,714 to 3,928,571. Therefore, 2,619,047 shares of our common stock issuable pursuant to grants under the 2005 Stock Incentive Plan have been approved by stockholders.
(2)

In connection with the plan of reorganization of NextWave Telecom, Inc. and its subsidiaries, including NextWave Wireless LLC in April 2005, the Bankruptcy Court approved 55 million Units (or 1,309,524 shares of our common stock) issuable pursuant to the grant of options under the 2005 Stock Incentive Plan. In November 2010, the Board of Directors authorized 1,250,029 additional shares of Common Stock issuable pursuant to awards available for grant under the NextWave Wireless Inc. 2005 Stock Incentive Plan, which shares were not approved by stockholders. Therefore, 2,559,553 shares of our common stock issuable pursuant to grants under the 2005 Stock Incentive Plan have not been approved by stockholders.

In February 2007, the Board of Directors authorized 357,143 shares issuable pursuant to the grant of options under the 2007 New Employee Stock Incentive Plan to offer equity awards to our new hires and the new hires of our subsidiaries, including new employees who have joined the Company in connection with acquisitions, aimed at inducing such persons to enter into an employment relationship with us. In June 2007, the Board of Directors approved an amendment to the 2007 New Employee Stock Incentive Plan to increase the number of shares of common stock available for issuance from 357,143 to 714,285, which shares were not approved by stockholders.

We no longer maintain the CYGNUS Communications, Inc. 2004 Stock Option Plan (the “CYGNUS Plan”), the PacketVideo Corporation 2005 Equity Incentive Plan (the “PV Plan”), or the GO Networks Inc. Employee Stock Bonus Plan (the “GO Networks Plan”) and no stock option awards under such plans remain outstanding. In August 2011 we removed from registration, by means of a post-effective amendment, any of the 208,867 shares of common stock under the CYGNUS Plan, 261,904 shares of common stock under the PV Plan and 75,188 shares of common stock under the GO Networks Plan which were previously registered and remained unsold.

The remaining information required by Item 12 will be included in the Proxy Statement under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Proxy Statement under the headings “Transactions with Related Persons” and “Executive Officers and Key Employees” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Proxy Statement under the heading “Principal Accounting Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

See Index to Financial Statements under Item 8 of this Annual Report.

(b) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of NextWave Wireless Inc., as restated on November 6, 2006 (incorporated by reference to Exhibit 3.1 to the Registration Statement on
Form S-4/A of NextWave Wireless Inc. filed November 7, 2006)

3.2	Amended and Restated By-laws of NextWave Wireless Inc., adopted on March 12, 2012(1)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A filed November 7, 2006)

4.3	Certificate of Elimination of Series A Senior Convertible Preferred Stock of NextWave Wireless Inc. (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.4	Senior Note Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and PacketVideo Corporation, as subsidiary guarantors, the note purchasers party thereto and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A of NextWave Wireless LLC filed September 8, 2006)

4.5	Second Lien Subordinated Note Purchase Agreement, dated October 9, 2008, among NextWave Wireless Inc., NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and PacketVideo Corporation, as guarantors, Avenue AIV US, L.P. and Sola Ltd, as the note purchasers, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.6	Third Lien Subordinated Exchange Note Exchange Agreement, dated October 9, 2008, among NextWave Wireless Inc., NextWave Wireless LLC., as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and PacketVideo Corporation, as guarantors, the note purchasers party thereto, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.7	Warrant Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Sola Ltd. (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.8	Registration Rights Agreement, dated October 9, 2008, between NextWave Wireless Inc., Avenue AIV US, L.P. and Sola Ltd. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.9	First Amendment to the Senior Note Purchase Agreement, dated March 12, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC and the holders named therein and the guarantors named therein, relating to the Company’s 7% Senior Secured Noted due 2010 (incorporated by reference to the Quarterly Report on Form 10-Q filed November 6, 2008)

Exhibit No.	Description

4.10	Second Amendment to the Senior Note Purchase Agreement, dated as of September 26, 2008, among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.11	Amendment and Limited Waiver dated April 1, 2009 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed April 2, 2009)

4.12	Amendment and Limited Waiver dated June 22, 2009 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 17, 2011)

4.13	Amendment and Limited Waiver dated March 16, 2010 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 17, 2011)

4.14	Designated Director Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Avenue Capital Management II, L.P. (incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.15	Warrant Agreement, dated April 8, 2009, between NextWave Wireless Inc. and Sola Ltd. (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K filed April 14, 2009)

4.16	Second Lien Incremental Indebtedness Agreement, dated July 2, 2009, between NextWave Wireless Inc., NextWave LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc. and WCS Wireless License Subsidiary, LLC and Avenue AIV US, L.P. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed August 6, 2009)

4.17	Acknowledgment to Registration Rights Agreement, dated July 2, 2009, by NextWave Wireless Inc. (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of NextWave Wireless Inc. filed August 6, 2009)

4.18	First Lien Senior Incremental Notes Agreement, dated May 27, 2010, between the Purchasers, NextWave Wireless Inc., NextWave Wireless LLC and the guarantors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 3, 2010)

4.19	Amendment and Limited Waiver to the Note Agreements, dated December 14, 2011, by and among NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, NextWave Wireless Inc. and the note purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 15, 2011)

10.1	Second Lien Parent Guaranty, dated October 9, 2008, by and among NextWave Wireless Inc., The Bank of New York Mellon, as collateral agent and the note purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.2	Second Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and PacketVideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 6, 2008)

Exhibit No.	Description

10.3	Second Lien Pledge and Security Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.4	Second Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.5	Intercreditor Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., as Issuer and Guarantor, NextWave Wireless LLC, as issuer and Guarantor, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc. and PacketVideo Corporation, as subsidiary guarantors, the Bank of New York, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.6	Third Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and PacketVideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.7	Third Lien Pledge and Security Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.8	Third Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.10	Spectrum Acquisition Agreement between AWS Wireless Inc. and T-Mobile License LLC, dated July 17, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 23, 2008)

10.13	Guaranty, dated as of July 17, 2006, by and among NextWave Broadband, Inc., NW Spectrum Co., AWS Wireless Inc., PacketVideo Corporation and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the July 21, 2006 Form 8-K)

10.14	Parent Guaranty, dated as of July 17, 2006, between NextWave Wireless Inc. and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the July 21, 2006 Form 8-K)

10.15	Pledge and Security Agreement, dated as of July 17, 2006, by and among NextWave Wireless LLC, the undersigned direct and indirect subsidiaries of NextWave Wireless LLC, each additional Grantor that may become a party thereto and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the July 21, 2006 Form 8-K)

10.18	NextWave Wireless Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 on Form S-8 filed January 19, 2007)*

10.19	NextWave Wireless Inc. 2005 Stock Incentive Plan Award Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed December 7, 2006)*

10.20	NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)*

Exhibit No.	Description

10.21	First Amendment to the NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of NextWave Wireless Inc. filed July 13, 2007)*

10.24	Letter Agreement, dated March 12, 2012, between Francis J. Harding and NextWave Wireless Inc. regarding Severance Benefits*(1)

10.25	Letter Agreement, dated March 12, 2012, between Frank A. Cassou and NextWave Wireless Inc. regarding Severance Benefits*(1)

14.1	NextWave Wireless Inc. Code of Business Conduct and Ethics (available on the Company’s website at http://www.nextwave.com)

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of Independent Registered Public Accounting Firm(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank A. Cassou, Chief Legal Counsel(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Francis J. Harding, Chief Financial Officer(1)

32.1	Section 1350 Certification of Frank A. Cassou, Chief Legal Counsel(1)

32.2	Section 1350 Certification of Francis J. Harding, Chief Financial Officer(1)

101**	The following financial information from the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	These exhibits relate to management contracts or compensatory plans or arrangements.
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of NextWave Wireless Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2012.

NEXTWAVE WIRELESS INC.

By:	/s/ FRANCIS J. HARDING
Francis J. Harding
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ FRANK A. CASSOU Frank A. Cassou	Chief Legal Counsel and Corporate Secretary (Principal Executive Officer)	March 12, 2012

/s/ FRANCIS J. HARDING Francis J. Harding	Executive Vice President—Chief Financial Officer (Principal Financial Officer)	March 12, 2012

Allen Salmasi	Chairman of the Board of Directors	March , 2012

/s/ DOUGLAS MANCHESTER Douglas Manchester	Director	March 12, 2012

/s/ JACK ROSEN Jack Rosen	Director	March 12, 2012

/s/ ROBERT T. SYMINGTON Robert T. Symington	Director	March 12, 2012

/s/ CARL E. VOGEL Carl E. Vogel	Director	March 12, 2012

/s/ WILLIAM H. WEBSTER William H. Webster	Director	March 12, 2012

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of NextWave Wireless Inc., as restated on November 6, 2006 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4/A of NextWave Wireless Inc. filed November 7, 2006)

3.2	Amended and Restated By-laws of NextWave Wireless Inc., adopted on March 12, 2012(1)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A filed November 7, 2006)

4.3	Certificate of Elimination of Series A Senior Convertible Preferred Stock of NextWave Wireless Inc. (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.4	Senior Note Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and PacketVideo Corporation, as subsidiary guarantors, the note purchasers party thereto and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A of NextWave Wireless LLC filed September 8, 2006)

4.5	Second Lien Subordinated Note Purchase Agreement, dated October 9, 2008, among NextWave Wireless Inc., NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and PacketVideo Corporation, as guarantors, Avenue AIV US, L.P. and Sola Ltd, as the note purchasers, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.6	Third Lien Subordinated Exchange Note Exchange Agreement, dated October 9, 2008, among NextWave Wireless Inc., NextWave Wireless LLC., as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and PacketVideo Corporation, as guarantors, the note purchasers party thereto, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.7	Warrant Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Sola Ltd. (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.8	Registration Rights Agreement, dated October 9, 2008, between NextWave Wireless Inc., Avenue AIV US, L.P. and Sola Ltd. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.9	First Amendment to the Senior Note Purchase Agreement, dated March 12, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC and the holders named therein and the guarantors named therein, relating to the Company’s 7% Senior Secured Noted due 2010 (incorporated by reference to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.10	Second Amendment to the Senior Note Purchase Agreement, dated as of September 26, 2008, among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed November 6, 2008)

Exhibit No.	Description

4.11	Amendment and Limited Waiver dated April 1, 2009 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed April 2, 2009)

4.12	Amendment and Limited Waiver dated June 22, 2009 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 17, 2011)

4.13	Amendment and Limited Waiver dated March 16, 2010 among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and WCS Wireless License Subsidiary, LLC, as subsidiary guarantors, and the note holders party thereto (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 17, 2011)

4.14	Designated Director Agreement, dated October 9, 2008, between NextWave Wireless Inc. and Avenue Capital Management II, L.P. (incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

4.15	Warrant Agreement, dated April 8, 2009, between NextWave Wireless Inc. and Sola Ltd. (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K filed April 14, 2009)

4.16	Second Lien Incremental Indebtedness Agreement, dated July 2, 2009, between NextWave Wireless Inc., NextWave LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc. and WCS Wireless License Subsidiary, LLC and Avenue AIV US, L.P. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed August 6, 2009)

4.17	Acknowledgment to Registration Rights Agreement, dated July 2, 2009, by NextWave Wireless Inc. (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of NextWave Wireless Inc. filed August 6, 2009)

4.18	First Lien Senior Incremental Notes Agreement, dated May 27, 2010, between the Purchasers, NextWave Wireless Inc., NextWave Wireless LLC and the guarantors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 3, 2010)

4.19	Amendment and Limited Waiver to the Note Agreements, dated December 14, 2011, by and among NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, NextWave Wireless Inc. and the note purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 15, 2011)

10.1	Second Lien Parent Guaranty, dated October 9, 2008, by and among NextWave Wireless Inc., The Bank of New York Mellon, as collateral agent and the note purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.2	Second Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and PacketVideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.3	Second Lien Pledge and Security Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 6, 2008)

Exhibit No.	Description

10.4	Second Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.5	Intercreditor Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., as Issuer and Guarantor, NextWave Wireless LLC, as issuer and Guarantor, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc. and PacketVideo Corporation, as subsidiary guarantors, the Bank of New York, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.6	Third Lien Guaranty, dated October 9, 2008 by and among NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, IP Wireless, Inc., and PacketVideo Corporation, as grantors, The Bank of New York Mellon, as collateral agent, and the note purchasers party thereto (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.7	Third Lien Pledge and Security Agreement, dated October 9, 2008, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, and IP Wireless, Inc., as subsidiary guarantors, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.8	Third Lien Collateral Agency Agreement, dated October 9, 2008, by and among The Bank of New York and the purchasers a party thereto (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed November 6, 2008)

10.10	Spectrum Acquisition Agreement between AWS Wireless Inc. and T-Mobile License LLC, dated July 17, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 23, 2008)

10.13	Guaranty, dated as of July 17, 2006, by and among NextWave Broadband, Inc., NW Spectrum Co., AWS Wireless Inc., PacketVideo Corporation and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the July 21, 2006 Form 8-K)

10.14	Parent Guaranty, dated as of July 17, 2006, between NextWave Wireless Inc. and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the July 21, 2006 Form 8-K)

10.15	Pledge and Security Agreement, dated as of July 17, 2006, by and among NextWave Wireless LLC, the undersigned direct and indirect subsidiaries of NextWave Wireless LLC, each additional Grantor that may become a party thereto and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the July 21, 2006 Form 8-K)

10.18	NextWave Wireless Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 on Form S-8 filed January 19, 2007)*

10.19	NextWave Wireless Inc. 2005 Stock Incentive Plan Award Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed December 7, 2006)*

10.20	NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of NextWave Wireless Inc. filed March 30, 2007)*

10.21	First Amendment to the NextWave Wireless Inc. 2007 New Employee Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of NextWave Wireless Inc. filed July 13, 2007)*

Exhibit No.	Description

10.24	Letter Agreement, dated March 12, 2012, between Francis J. Harding and NextWave Wireless Inc. regarding Severance Benefits*(1)

10.25	Letter Agreement, dated March 12, 2012, between Frank A. Cassou and NextWave Wireless Inc. regarding Severance Benefits*(1)

14.1	NextWave Wireless Inc. Code of Business Conduct and Ethics (available on the Company’s website at http://www.nextwave.com)

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of Independent Registered Public Accounting Firm(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank A. Cassou, Chief Legal Counsel(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Francis J. Harding, Chief Financial Officer(1)

32.1	Section 1350 Certification of Frank A. Cassou, Chief Legal Counsel(1)

32.2	Section 1350 Certification of Francis J. Harding, Chief Financial Officer(1)

101**	The following financial information from the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	These exhibits relate to management contracts or compensatory plans or arrangements.
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of NextWave Wireless Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Filed herewith.