Form 10-Q
period 2012-03-31
NextWave Wireless Inc.
filed 2012-05-09
CIK 1374993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 2, 2012, there were 24,938,132 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,580	$11,087
Restricted cash	1,597	1,047
Marketable securities	6,289	10,000
Prepaid expenses and other current assets	590	827
Current assets of discontinued operations	4,197	3,511

Total current assets	21,253	26,472
Wireless spectrum licenses, net	434,445	435,522
Property and equipment, net	1,095	1,313
Other assets	346	362

Total assets	$457,139	$463,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$347	$5
Accrued expenses	1,277	2,328
Current portion of long-term obligations	1,061,636	142,019
Other current liabilities	9	10
Current liabilities of discontinued operations	789	172

Total current liabilities	1,064,058	144,534
Deferred income tax liabilities	84,148	83,334
Long-term obligations, net of current portion	14,854	896,568

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.007 par value; 57,143 shares authorized; 24,938 shares issued and outstanding at March 31, 2012 and December 31, 2011	175	175
Additional paid-in-capital	888,697	888,505
Accumulated other comprehensive income	4,944	21,805
Accumulated deficit	(1,599,737)	(1,571,252)

Total stockholders’ deficit	(705,921)	(660,767)

Total liabilities and stockholders’ deficit	$457,139	$463,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Operating expenses:
General and administrative	$5,596	$6,133
Restructuring credit	—	(1,076)

Total operating expenses	5,596	5,057
Net gains on sales of wireless spectrum licenses	29	2

Loss from operations	(5,567)	(5,055)

Other income (expense):
Interest income	16	15
Interest expense	(41,557)	(58,502)
Other income	—	1,255

Total other expense, net	(41,541)	(57,232)

Loss from continuing operations before income taxes	(47,108)	(62,287)
Income tax benefit	187	161

Net loss from continuing operations	(46,921)	(62,126)

Income from discontinued operations before income taxes, net of gains on divestitures of discontinued operations of $19,859 and $1,655, respectively	19,842	1,762
Income tax provision	(1,406)	(643)

Net income from discontinued operations	18,436	1,119

Net loss	$(28,485)	$(61,007)

Other comprehensive loss:
Net loss	$(28,485)	$(61,007)
Foreign currency translation adjustment transferred to earnings upon substantial liquidation of foreign entities	(17,578)	1,305
Foreign currency translation adjustment	717	1,051

Total other comprehensive loss	(45,346)	(58,651)

Amounts attributed to net income (loss) per common share:
Net loss from continuing operations	$(46,921)	$(62,126)
Net income from discontinued operations	18,436	1,119

Net loss	$(28,485)	$(61,007)

Net income (loss) per common share – basic and diluted
Continuing operations	$(1.95)	$(2.56)
Discontinued operations	0.77	0.05

Net loss	$(1.18)	$(2.51)

Weighted-average shares used in per share calculation	24,067	24,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
OPERATING ACTIVITIES
Net loss	$(28,485)	$(61,007)
Net income from discontinued operations	18,436	1,119

Net loss from continuing operations	(46,921)	(62,126)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Amortization of intangible assets	1,858	1,916
Depreciation	218	219
Non-cash share-based compensation	192	213
Paid-in-kind interest	39,784	30,606
Amortization of deferred financing costs and discounts	1,772	27,894
Gains on sales of wireless spectrum licenses	(29)	(2)
Gains from changes in estimated fair values of embedded derivatives	—	(1,261)
Other non-cash adjustments	8	(1,076)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	236	312
Other assets	9	—
Accounts payable and accrued liabilities	(717)	(735)
Other liabilities and deferred credits	(189)	448

Net cash used in operating activities of continuing operations	(3,779)	(3,592)

INVESTING ACTIVITIES
Proceeds from the maturity of investment securities	10,000	—
Purchase of held-to-maturity investment securities	(6,289)	—
Proceeds from the sale of wireless spectrum licenses, net of selling costs	177	2

Net cash provided by investing activities of continuing operations	3,888	2

FINANCING ACTIVITIES
Payments on long-term obligations	(3,651)	(9,711)
Payments to restricted cash account used to redeem long-term obligations	(543)	—

Net cash used in financing activities of continuing operations	(4,194)	(9,711)

Cash provided (used) by discontinued operations:
Net cash used by operating activities of discontinued operations	(29)	(888)
Net cash provided by investing activities of discontinued operations	2,293	3,046

Net cash provided by discontinued operations	2,264	2,158
Effect of foreign currency exchange rate changes on cash	3	63

Net decrease in cash and cash equivalents	(1,818)	(11,080)
Cash and cash equivalents, beginning of period	11,092	42,598

Cash and cash equivalents, end of period	9,274	31,518
Less cash and cash equivalents of discontinued operations, end of period	(694)	(46)

Cash and cash equivalents of continuing operations, end of period	$8,580	$31,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of NextWave Wireless Inc. (together with its subsidiaries, the “Company”, “NextWave”, “we”, “our” or “us”) are unaudited. We have prepared the condensed consolidated financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments necessary to fairly state our financial position, results of operations and cash flows, including adjustments related to asset impairment write-offs and restructuring-related charges and credits. These condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2011, from which the balance sheet data was derived, included in our Annual Report on Form 10-K filed with the SEC on March 12, 2012.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We generated net losses of $28.5 million and $61.0 million for the three months ended March 31, 2012 and April 2, 2011, respectively, and have an accumulated deficit of $1,599.7 million at March 31, 2012. We used cash from operating activities of our continuing operations of $3.8 million and $3.6 million during the three months ended March 31, 2012 and April 2, 2011, respectively. Our unrestricted cash, cash equivalents and marketable securities included in current assets of continuing operations totaled $14.9 million at March 31, 2012. We had a net working capital deficit of $1,042.8 million at March 31, 2012.

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from our issuance of Senior Secured Notes (the “Senior Notes”) in 2006 and 2010, the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) in March 2007, which, in October 2008, we exchanged for Third Lien Subordinated Secured Convertible Notes (the “Third Lien Notes”) in the aggregate principal amount of $478.3 million, and the net proceeds of $101.0 million from our issuance of our Senior Subordinated Secured Second Lien Notes (the “Second Lien Notes”) in October 2008 and July 2009. We did not receive any proceeds from the issuance of the Third Lien Notes.

As of March 31, 2012, the aggregate principal amount of our secured indebtedness was $1,061.8 million. This amount includes our Senior Notes with an aggregate principal amount of $142.8 million, our Second Lien Notes with an aggregate principal amount of $200.5 million and our Third Lien Notes with an aggregate principal amount of $718.5 million. Our current cash reserves are not sufficient to meet our payment obligations under our secured notes at their current maturity dates. Additionally, we may not be able to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current scheduled maturity dates. If we are unable to further extend the maturity of our secured notes, or identify and successfully implement alternative financing to repay our secured notes, the holders of our Notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders and potentially limit our net operating loss carry forwards.

During 2011, we had capital expenditure needs associated with certain build-out or substantial service requirements which apply to our domestic licensed wireless spectrum, which generally must be satisfied as a condition of the license. The substantial service deadlines applicable to our domestic and Canadian wireless spectrum assets, and our activities to meet these requirements, are described below:

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

•

Educational Broadband Service (“EBS”) licensees were required to demonstrate that they are providing “substantial service” in their license areas by November 1, 2011. To meet the substantial service requirements for EBS spectrum, we arranged with our EBS licensees to either (a) have the EBS licensee continue to use the spectrum to provide educational services in the cases where the EBS licensee is currently providing such service or (b) provide educational services on a network that was installed by us, at our cost, either of which option was intended to deliver educational services over the spectrum in compliance with the FCC’s educational safe harbor to meet the substantial service showing by the deadline. We have completed build-out activities for our EBS leases. All of the EBS licensees with whom we have leases filed substantial service showings by the deadline, which the FCC accepted.

•

The substantial service deadline for Broadband Radio Service (“BRS”) spectrum was May 1, 2011. With respect to our domestic BRS spectrum, we have constructed and are operating a commercial system using the spectrum to meet the FCC substantial service requirement. The FCC accepted our substantial service showings and renewed our BRS licenses on September 20, 2011.

•

We also operate or hold spectrum licenses through various subsidiaries in Canada and Norway. In Canada, our 2.3 GHz licenses were subject to mid-term in-use demonstration deadlines of November 2012 and April 2013 for 63 and 24 of our licenses, respectively. On March 29, 2012, the Canadian regulatory authority, Industry Canada, granted an extension of two years, resulting in new in-use demonstration deadlines of November 2014 and April 2015. In order for us to operate our Canadian spectrum under current Canadian ownership rules, we will need a Canadian-controlled partner. Changes to the Canadian ownership rules have been proposed, but not yet adopted. There can be no assurance that: 1) we will find a Canadian-controlled partner who will be able to provide a viable business plan and attract appropriate financing by the build out deadline, or 2) that the new ownership rules will enable us to develop a viable business plan and attract appropriate financing by the build out deadline. Failure to make the in-use demonstrations for each of these licenses in the absence of a further extension by Industry Canada, could result in forfeiture of the applicable licenses. At March 31, 2012, we held a total of 87 licenses in Canada. We do not have specific build-out obligations in Norway.

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned subsidiaries as of March 31, 2012 and April 2, 2011, and for the three months then ended, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal years 2012 and 2011 are 52-week years ending on December 29, 2012 and December 31, 2011, respectively. The three-month periods ending on March 31, 2012 and April 2, 2011 include 13 weeks each.

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

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

We consider all highly liquid investments with a remaining time to maturity of three months or less when acquired to be cash equivalents. Cash equivalents at March 31, 2012 and December 31, 2011 consisted primarily of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

At March 31, 2012 our short-term held-to-maturity marketable securities consisted of $5.0 million and $1.3 million in a bank certificate of deposit and a U.S. Treasury bill, respectively, with remaining maturities of less than one year. At December 31, 2011 our short-term held-to-maturity marketable securities consisted of $10.0 million in bank certificates of deposit with remaining maturities of less than one year. These securities are stated at their amortized costs which approximate their respective fair values at March 31, 2012 and December 31, 2011.

Restricted cash at March 31, 2012 and December 31, 2011 primarily represents net proceeds from the sale of wireless spectrum licenses that must be used to redeem our Senior Notes. Under the Note Purchase Agreement for our Senior Notes, we are not required to redeem our Senior Notes until the aggregate principal amount to be redeemed exceeds $2.5 million.

Recently Adopted Accounting Pronouncement

In May 2011, the FASB issued authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). Our adoption of this guidance on January 1, 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows.

2.	Related Party Transactions

Debt-Related Transactions

Avenue Capital Management II, L.P., is an affiliate of Avenue Capital Group (“Avenue Capital”). Robert Symington, a portfolio manager with Avenue Capital, is a member of our Board of Directors. As of March 31, 2012, Avenue Capital and its affiliates had an interest in shares of our issued and outstanding common stock, such that Avenue Capital would be considered a related party. At March 31, 2012, Avenue Capital held $107.3 million, or 75%, of the aggregate principal amount of our Senior Notes; $156.1 million, or 78%, of the aggregate principal amount of our Second Lien Notes; and $202.4 million, or 28%, of the aggregate principal amount of our Third Lien Notes.

As of March 31, 2012, Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors (“Solus”) had an interest in shares of our issued and outstanding common stock, such that Solus would be considered a related party. At March 31, 2012, Solus held $35.6 million, or 25%, of the aggregate principal amount of our Senior Notes; $44.4 million, or 22%, of the aggregate principal amount of our Second Lien Notes; and $83.0 million, or 12%, of the aggregate principal amount of our Third Lien Notes. At March 31, 2012 and December 31, 2011, Solus also held 0.4 million of warrants exercisable for shares of our common stock for an exercise price of $0.07 each. In April 2012, the expiration date of these warrants was extended to April 2013.

Business Divestitures

In 2009, we sold the majority of the assets and liabilities of our Inquam Broadband GmbH (“IBG”) subsidiary to Inquam Holding GmbH (“IHG”), a limited liability company and a related party, for a nominal amount under an Asset Purchase Agreement. In connection with the sale, we entered into an earn-out agreement with IHG that provided for payment to us upon the subsequent sale of the outstanding share capital of IHG. In March 2012, the shareholders of IHG sold and transferred all of the share capital of IHG to a third party, whereby we received $2.3 million in cash consideration and could receive up to an additional $2.8 million in cash consideration in the 12 to 24 months following the sale if regulatory and other conditions are met. As a result of the sale of IHG to a third party and final realization of our investments in our WiMax Telecom AG and IBG subsidiaries, we have deemed these entities to be substantially liquidated as of March 2012 and have recognized a net gain on disposal of $19.9 million, all of which is reported in discontinued operations in the consolidated statement of operations and other comprehensive loss. The net gain represents the $2.3 million in cash received plus $17.6 million accumulated in the foreign currency translation adjustment component of equity for these two consolidated subsidiaries that was transferred to earnings upon substantial liquidation.

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

We cannot be sure that these wireless spectrum licenses will be sold within the next twelve months and, therefore, have not classified them as assets held for sale as of March 31, 2012.

During the three months March 31, 2012, we sold one of our wireless spectrum licenses in Canada for $0.2 million and recognized a net gain on the sale of $29,000.

4.	Long-Term Obligations

Long-term obligations held by continuing operations consist of the following:

(dollars in thousands)	March 31, 2012	December 31, 2011
15% Senior Secured Notes, due December 31, 2012	$142,827	$137,795
15% Senior-Subordinated Secured Second Lien Notes due January 31, 2013	200,478	193,291
16% Third Lien Subordinated Secured Convertible Notes due February 28, 2013, net of unamortized discounts of $4,589 and $5,834 at March 31, 2012 and December 31, 2011, respectively	713,896	685,086
Wireless spectrum leases, net of unamortized discounts of $12,726 and $13,251 at March 31, 2012 and December 31, 2011, respectively; expiring from 2014 through 2036 with one to five renewal options ranging from 10 to 15 years each	19,289	22,415

Long-term obligations	1,076,490	1,038,587
Less current portion	(1,061,636)	(142,019)

Long-term portion	$14,854	$896,568

The following table summarizes the activity related to our long-term obligations, net of any unamortized discounts, for the three months ended March 31, 2012 and April 2, 2011:

(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Other	Total
Balance, December 31, 2011	$137,795	$193,291	$685,086	$22,415	$1,038,587
Paid-in-kind interest	5,032	7,187	27,565	—	39,784
Amortization of debt discount	—	—	1,245	525	1,770
Cash payments	—	—	—	(3,651)	(3,651)

Balance, March 31, 2012	$142,827	$200,478	$713,896	$19,289	$1,076,490

Balance, January 1, 2011	$122,261	$158,876	$497,574	$25,759	$804,470
Paid-in-kind interest	4,548	6,328	19,370	—	30,606
Amortization of debt discount	1,068	2,110	23,263	585	27,026
Extension of wireless spectrum lease	—	—	—	397	397
Cash payments	(5,300)	—	—	(4,411)	(9,711)
Favorable settlement reclassified to restructuring credits	—	—	—	(1,076)	(1,076)

Balance, April 2, 2011	$122,577	$167,314	$540,567	$21,254	$851,712

The following table summarizes the activity related to our unamortized debt issuance costs for the three months ended March 31, 2012 and April 2, 2011:

	Unamortized Debt Issuance Costs
(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Total
Balance at December 31, 2011	$—	$—	$9	$9
Amortization of costs	—	—	(2)	(2)

Balance at March 31, 2012	$—	$—	$7	$7

Balance at January 1, 2011	$35	$3,076	$151	$3,262
Amortization of costs	(17)	(816)	(35)	(868)

Balance at April 2, 2011	$18	$2,260	$116	$2,394

5.	Business Divestiture and Discontinued Operations

Business Divestiture

During the three months ended April 2, 2011, we completed the sale of our remaining subsidiaries in Latin America to a third party for $3.0 million and recognized a gain on the divestiture of $1.7 million, all of which is reported in discontinued operations in the consolidated statement of operations and other comprehensive loss.

Discontinued Operations

In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes our Board of Directors approved the implementation of a global restructuring initiative in 2008, pursuant to which we have divested, either through sale, dissolution or closure, our multimedia, network infrastructure and semiconductor businesses.

Our continuing operations are comprised of our portfolio of licensed wireless spectrum assets. We continue to pursue sales of our wireless spectrum license assets, the net proceeds of which will be used to reduce our outstanding indebtedness.

The results of operations of our Global Services Support strategic business unit and our WiMAX Telecom, Inquam and South American businesses, have been reported as discontinued operations in the consolidated financial statements for all periods presented, prior to sale or dissolution of the respective business.

The carrying amounts of the assets and liabilities of our discontinued operations are as follows:

(in thousands)	March 31, 2012	December 31, 2011
Cash and cash equivalents	$694	$5
Property and equipment held for sale	3,500	3,500
Other assets	3	6

Current assets of discontinued operations	$4,197	$3,511

Current liabilities of discontinued operations	$745	$172

The financial results of our discontinued operations are as follows:

	Three Months Ended
(in thousands)	March 31, 2012	April 2, 2011
Revenues	$—	$6
Total operating expenses (credits)(1)	17	(101)
Net gains on business divestitures(2)	19,859	1,655
Income (loss) before income taxes	19,842	1,762
Net income (loss) from discontinued operations	18,436	1,119

(1)	Total operating expense credits for the three months ended April 2, 2011 includes a $0.1 million gain on the sale of equipment.
(2)	Net gains on business divestitures for the three months ended March 31, 2012 includes $2.3 million in cash consideration received plus $17.6 million accumulated in the foreign currency translation adjustment component of equity that was transferred to earnings upon substantial liquidation of two of our foreign entities.

6.	Net Income (Loss) Per Common Share Information

Basic and diluted net income (loss) per common share for the three months ended March 31, 2012 and April 2, 2011 is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the respective periods, without consideration of common stock equivalents. If there is a loss from continuing operations, diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share is computed, even if we report net income after adjusting for discontinued operations.

Our weighted-average number of common shares outstanding includes the weighted-average number of 0.4 million and 1.8 million of warrants, held by a related party (Note 2), exercisable for shares of our common stock during each of the three months ended March 31, 2012 and April 2, 2011, respectively, as they are issuable for an exercise price of $0.07 each. At March 31, 2012, 0.4 million of these warrants remained outstanding.

The following securities that could potentially reduce net income or increase net loss per share in the future are not included in the determination of diluted income (loss) per share as they are antidilutive. The share amounts are determined using a weighted-average of the common stock equivalents outstanding during the respective periods.

	Three Months Ended
(in thousands)	March 31, 2012	April 2, 2011
Third Lien Notes	8,936	7,754
Outstanding stock options	1,782	1,560
Unvested restricted stock	1,228	1,236

7.	Stockholders’ Deficit

Changes in shares of common stock outstanding and total stockholders’ deficit for the three months ended March 31, 2012 are as follows:

(in thousands)	Outstanding	Total Stockholders’ Deficit
Balance at December 31, 2011	24,938	$(660,767)
Share-based compensation expense	—	192
Foreign currency translation adjustment transferred to earnings upon substantial liquidation of foreign entities	—	(17,578)
Foreign currency translation adjustment	—	717
Net loss	—	(28,485)

Balance at March 31, 2012	24,938	$(705,921)

8.	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance requires us to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. This guidance also establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques into the following three levels:

•	Level 1: Quoted prices in active markets for identical assets and liabilities that the reporting entity can access at the measurement date

•	Level 2: Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly

•	Level 3: Unobservable inputs in which little or no market data exists, therefore requiring and entity to develop its own assumptions

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy contained in accounting guidance for fair value measurements and disclosures:

		Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2012
Marketable securities	$6,289	$—	$6,289	$—
At December 31, 2011
Marketable securities	$10,000	$—	$10,000	$—

Level 2 valuations for our marketable securities which consist of bank certificates of deposit and a U.S. Treasury bill approximate carrying value due to their short-term nature.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There have been no significant changes to our assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2012.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments of continuing operations, including cash and cash equivalents, short-term investments, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations of continuing operations are as follows:

	March 31, 2012		December 31, 2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$142,827	$143,259	$137,795	$138,353
Second Lien Notes	200,478	201,605	193,291	194,701
Third Lien Notes	713,896	724,108	685,086	697,803
Wireless spectrum leases	19,289	18,042	22,415	19,289

At March 31, 2012 and December 31, 2011, we determined the fair value of our long-term obligations using discounted cash flow models with discount rates that represent our respective estimated incremental borrowing rates as of that date for that type of instrument (level 2 inputs).

9.	Commitments and Contingencies

Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from

November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint, and we subsequently filed a Motion to Dismiss. On March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. On May 5, 2011, the lead plaintiff filed a Third Amended Complaint, and we again filed a Motion to Dismiss. On November 21, 2011, the Court granted our Motion and dismissed the case with prejudice. On December 19, 2011, the lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals. The court has scheduled a mediation assessment conference for June 4, 2012 and postponed the previously-set briefing schedule pending that conference. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable.

We are also currently involved in other legal proceedings arising from our global restructuring initiative, which we do not believe will result in a material liability. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of March 31, 2012, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Our actual results could differ substantially from those anticipated by such forward-looking information due to a number of factors, including, but not limited to, risks described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report. Additionally, the following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including, without limitation, those factors described under “Risk Factors” and elsewhere in this Quarterly Report. Any forward-looking statements should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal years 2012 and 2011 are 52-week years ending on December 29, 2012 and December 31, 2011, respectively. The three-month periods ending March 31, 2012 and April 2, 2011 include 13 weeks each.

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

OVERVIEW

First Quarter of 2012

•	Our net loss from continuing operations during the first quarter of 2012 was $46.9 million compared to $62.1 million for the first quarter of 2011.

•

Our net loss is driven by the accrual of substantial payment-in-kind interest on our secured debt, expenses in maintaining our wireless spectrum assets and expenses of remaining a public company, which expenses are not offset by any material revenue. We expect that these losses will persist as we continue our efforts to monetize our wireless spectrum assets.

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

We will be required to successfully monetize our wireless spectrum assets for net proceeds substantially in excess of our cost basis in order to retire our debt.

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

Discontinued Operations

The results of operations of our Global Services Support strategic business units and our WiMAX Telecom, Inquam and South American businesses, have been reported as discontinued operations in the condensed consolidated financial statements for all periods presented, prior to sale or dissolution of the respective business.

Our discontinued international operations hold a nationwide 2.0 GHz license in Norway.

RESULTS OF OPERATIONS

The results of operations of our Global Services Support strategic business units and our WiMAX Telecom, Inquam and South American businesses, have been reported as discontinued operations in the consolidated financial statements for all periods presented, prior to sale or dissolution of the respective business.

Comparison of Our First Quarter of 2012 to Our First Quarter of 2011 – Continuing Operations

General and Administrative

General and administrative expenses from continuing operations during the first quarter of 2012 were $5.6 million compared to $6.1 million for the first quarter of 2011. The $0.5 million decrease is attributable primarily to maintenance expenditures incurred during 2011 associated with certain build-out or substantial service requirements of our licensed wireless spectrum, which generally must be satisfied as a condition of the license.

Included in general and administrative expenses during each of the first quarters of 2012 and 2011 is $1.9 million of amortization of finite-lived wireless spectrum. Also included in general and administrative expenses during the each of the first quarters of 2012 and 2011 is $0.2 million of share-based compensation expense.

Restructuring Credit

During the first quarter of 2011, we recognized a benefit of $1.1 million resulting from a renegotiation of our $1.9 million long-term obligation stemming from a previous renegotiation of one of our abandoned lease liabilities whereby we paid $0.8 million in full settlement of the obligation.

Net gain on Sale of Wireless Spectrum License

During the first quarter of 2012 we recognized a net gain of $29,000 on the sale of one of our wireless spectrum licenses in Canada.

Interest Expense

Interest expense from continuing operations during the first quarter of 2012 was $41.6 million, compared to $58.5 million during the first quarter of 2011, a decrease of $16.9 million. The decrease is primarily attributable to lower interest accretion of debt discounts and issuances costs of $1.1 million, $2.9 million and $22.1 million on our Senior Notes, Second Lien Notes and Third Lien Notes, respectively. These decreases were partially offset by higher principal and paid-in-kind interest of $0.5 million, $0.9 million and $7.8 million on our Senior Notes, Second Lien Notes and Third Lien Notes, respectively.

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

Other Income and Expense, Net

Other income, net, from continuing operations during the first quarter of 2011 was $1.3 million, and reflects primarily changes in the estimated fair values of our embedded derivatives.

Income Taxes

During the first quarters of 2012 and 2011, substantially all of our U.S. subsidiaries had net losses for tax purposes with full valuation allowances.

Our effective income tax rate during the first quarter of 2012 was 0.4% resulting in an income tax benefit of $0.2 million on our pre-tax loss of $47.1 million. The income tax benefit is a result of taxes provided on income from discontinued operations that can be offset by losses from continuing operations.

Our effective income tax rate during the first quarter of 2011 was 0.3% resulting in an income tax benefit of $0.2 million on our pre-tax loss of $62.3 million. The income tax benefit is a result of taxes provided on income from discontinued operations that can be offset by losses from continuing operations.

Comparison of Our First Quarter of 2012 to Our First Quarter of 2011 – Discontinued Operations

The results of operations of our discontinued Global Services Support, WiMAX Telecom, Inquam and South American businesses, are as follows:

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011	Increase (Decrease)
Total operating expenses (credits)	$—	$(0.1)	$0.1
Net gains on business divestitures	19.9	1.7	18.2
Income before income taxes	19.8	1.8	18.0
Net income from discontinued operations	18.4	1.1	17.3

Total Operating Expenses (Credits)

Total operating expense credits during the first quarter of 2012 includes a $0.1 million gain on the sale of equipment.

Net Gains on Business Divestitures

In 2009, we sold the majority of the assets and liabilities of our Inquam Broadband GmbH (“IBG”) subsidiary to Inquam Holding GmbH (“IHG”), a limited liability company and a related party, for a nominal amount under an Asset Purchase Agreement. In connection with the sale, we entered into an earn-out agreement with IHG that provided for payment to us upon the subsequent sale of the outstanding share capital of IHG. In March 2012, the shareholders of IHG sold and transferred all of the share capital of IHG to a third party, whereby we received $2.3 million in cash consideration. As a result of the sale of IHG and final realization of our investments in our WiMax Telecom AG and IBG subsidiaries, we recognized a net gain on disposal of $19.9 million which represents the $2.3 million in cash received plus $17.6 million accumulated in the foreign currency translation adjustment component of equity for these two consolidated subsidiaries that was transferred to earnings upon substantial liquidation.

During the first quarter of 2011, we completed the sale of our remaining subsidiaries in Latin America to a third party for $3.0 million and recognized a gain on the divestiture of $1.7 million.

Income Taxes

The effective income tax rate for discontinued operations during the first quarter of 2012 was 7.1% resulting in a $1.4 million income tax provision on pre-tax income from discontinued operations of $19.8 million. The tax provision was recorded as a result of an allocation of the first quarter loss from continuing operations.

The effective income tax rate for discontinued operations during the first quarter of 2011 was 36.5% resulting in a $0.6 million income tax provision on pre-tax income from discontinued operations of $1.8 million. The tax provision was recorded as a result of an allocation of the first quarter loss from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in 2006 and 2010, the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock in March 2007 and the net proceeds of $101.0 million from our issuance of the Second Lien Notes in 2008 and 2009. Our total unrestricted cash, cash equivalents and marketable securities included in current assets of continuing operations totaled $14.9 million at March 31, 2012. We had a net working capital deficit of $1,042.8 million at March 31, 2012.

In an effort to reduce our future working capital requirements and in order to comply with the terms of our Senior Notes, Second Lien Notes and Third Lien Notes our Board of Directors approved the implementation of a global restructuring initiative in 2008, pursuant to which we have divested, either through sale, dissolution or closure, our multimedia, network infrastructure and semiconductor businesses. We have also taken other cost reduction actions. The results of operations of these businesses are reported as discontinued operations in the accompanying condensed consolidated financial statements.

During the first quarter of 2012, our continuing operations used cash of $3.8 million for operations, which includes costs to maintain our wireless spectrum licenses and costs associated with being a public reporting company. We expect that our cash requirements for our continuing operations will continue at this rate during the remainder of 2012. If we refinance or extend our secured notes, we anticipate that additional funding for operations will be needed during the first quarter of 2013, and there can be no assurance at this time that we will obtain this additional funding.

In 2011, we had capital expenditure needs associated with certain build-out or substantial service requirements which apply to our licensed domestic wireless spectrum, which generally must be satisfied as a condition of the license. The substantial service deadlines applicable to our domestic and Canadian wireless spectrum assets, and our activities to meet these requirements, are described below:

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

•

Educational Broadband Service (“EBS”) licensees were required to demonstrate that they are providing “substantial service” in their license areas by November 1, 2011. To meet the substantial service requirements for EBS spectrum, we arranged with our EBS licensees to either (a) have the EBS licensee continue to use the spectrum to provide educational services in the cases where the EBS licensee is currently providing such service or (b) provide educational services on a network that was installed by us, at our cost, either of which option was intended to deliver educational services over the spectrum in compliance with the FCC’s educational safe harbor to meet the substantial service showing by the deadline. We have completed build-out activities for our EBS leases. All of the EBS licensees with whom we have leases filed substantial service showings by the deadline, which the FCC accepted.

•

We also operate or hold spectrum licenses through various subsidiaries in Canada and Norway. In Canada, our 2.3 GHz licenses were subject to mid-term in-use demonstration deadlines of November 2012 and April 2013 for 63 and 24 of our licenses, respectively. On March 29, 2012, the Canadian regulatory authority, Industry Canada, granted an extension of two years, resulting in new in-use demonstration deadlines of November 2014 and April 2015. In order for us to operate our Canadian spectrum under current Canadian ownership rules, we will need a Canadian-controlled partner. Changes to the Canadian ownership rules have been proposed, but not yet adopted. There can be no assurance that: 1) we will find a Canadian-controlled partner who will be able to provide a viable business plan and attract appropriate financing by the build out deadline, or 2) that the new ownership rules will enable us to develop a viable business plan and attract appropriate financing by the build out deadline. Failure to make the in-use demonstrations for each of these licenses, in the absence of a further extension by Industry Canada, could result in forfeiture of the applicable licenses. At December 31, 2011, we held a total of 88 licenses in Canada. We do not have specific build-out obligations in Norway.

Debt Maturities, Forbearance Agreement and Ability to Continue as Going Concern

As of March 31, 2012, the aggregate principal amount of our secured indebtedness was $1,061.8 million. This amount includes our Senior Notes, due December 2012, with an aggregate principal amount of $142.8 million, our Second Lien Notes, due January 2013, with an aggregate principal amount of $200.5 million and our Third Lien Notes, due February 2013, with an aggregate principal amount of $718.5 million. Our current cash reserves are not sufficient to meet our payment obligations under our secured notes at their current maturity dates. Additionally, we may not be able to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current scheduled maturity dates. If we are unable to further extend the maturity of our secured notes, or identify and successfully implement alternative financing to repay our secured notes, the holders of our Notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders and potentially limit our net operating loss carry forwards.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The following table presents our working capital deficit, our cash, cash equivalents and short-term investment balances:

(in millions)	March 31, 2012	December 31, 2011	Increase (Decrease)
Working capital deficit	$(1,042.8)	$(118.1)	$(924.7)

Cash and cash equivalents	$8.6	$11.1	$(2.5)
Marketable securities	6.3	10.0	(3.7)

Cash, cash equivalents and marketable securities – continuing operations	14.9	21.1	(6.2)
Cash and cash equivalents – discontinued operations	0.7	—	0.7

Total cash, cash equivalents and marketable securities	$15.6	$21.1	$(5.5)

Uses of Cash, Cash Equivalents and Short-Term Investments

The following table presents our utilization of cash, cash equivalents and short-term investments:

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011
Beginning cash, cash equivalents and marketable securities	$21.1	$42.6
Net operating cash used by continuing operations	(3.8)	(3.6)
Payments on long-term obligations, excluding wireless spectrum lease obligations	—	(6.1)
Proceeds from the sale of wireless spectrum licenses, net of selling costs	0.2	—
Cash paid for wireless spectrum license lease obligations	(3.7)	(3.6)
Payments to restricted cash account used to redeem long-term obligations	(0.5)	—
Net operating and investing cash provided by discontinued operations	2.3	2.2

Ending cash, cash equivalents and marketable securities	15.6	31.5
Less: ending cash and cash equivalents - discontinued operations	(0.7)	—

Ending cash, cash equivalents and marketable securities - continuing operations	$14.9	$31.5

There were no significant investing or financing activities during the first quarter of 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. Our accounting policies are described in more detail in Note 1 to our consolidated financial statements for the year ended December 31, 2011, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012.

There have been no significant changes in our critical accounting policies and estimates since December 31, 2011.

CONTRACTUAL OBLIGATIONS

The following table summarizes our cash contractual obligations for continuing and discontinued operations at March 31, 2012, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Fiscal Year Period
(in thousands)	Total	Remainder of 2012	Years 2013-2014	Years 2015-2016	Years 2017 and Thereafter
Continuing Operations:
Long-term obligations:
Notes payable(1)	$1,061,790	$142,827	$918,963	$—	$—
Wireless spectrum leases(2)	32,015	574	8,736	7,515	15,190
Minimum royalty payments on wireless spectrum lease arrangements	6,641	—	656	1,376	4,609
Operating leases	199	172	27	—	—

	1,100,645	143,573	928,382	8,891	19,799
Discontinued Operations - Services agreement	8,153	—	—	—	8,153

Total	$1,108,798	$143,573	$928,382	$8,891	$27,952

(1)	Amounts presented do not include the future issuance of additional Senior Notes, Second Lien Notes and Third Lien Notes in payment of interest.
(2)	Amounts presented do not include adjustments for future changes in the consumer price index.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint, and we subsequently filed a Motion to Dismiss. On March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. On May 5, 2011, the lead plaintiff filed a Third Amended Complaint, and we again filed a Motion to Dismiss. On November 21, 2011, the Court granted our Motion and dismissed the case with prejudice. On December 19, 2011, the lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals. The court has scheduled a mediation assessment conference for June 4, 2012 and postponed the previously-set briefing schedule pending that conference. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable.

We are also currently involved in other legal proceedings arising from our global restructuring initiative, which we do not believe will result in a material liability. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of March 31, 2012, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

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

As of March 31, 2012, the aggregate principal amount of our secured indebtedness was $1,061.8 million. This amount includes our Senior Secured Notes due December 2012 (the “Senior Notes”) with an aggregate principal amount of $142.8 million, our Senior Subordinated Secured Second Lien Notes due January 2013 (the “Second Lien Notes”) with an aggregate principal amount of $200.5 million and our Third Lien Subordinated Secured Convertible Notes due February 2013 (the “Third Lien Notes”) (and together with the Senior Notes and Second Lien Notes, the “Notes”) with an aggregate principal amount of $718.5 million. Our current cash reserves are not sufficient to meet our payment obligations under our secured notes at their current maturity dates. Additionally, we may not be able to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current scheduled maturity dates. If we are unable to further extend the maturity of our secured notes, or identify and successfully implement alternative financing to repay our secured notes, the holders of our Notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court.

Any alternative financing and/or maturity extension of our Notes may be costly to obtain, could involve the issuance of equity securities that could cause significant dilution to our existing stockholders, and, if successful, will result in a greater aggregate amount of indebtedness due at maturity resulting from the accrual of payment-in-kind interest for the extended term. In addition, if we refinance or extend our secured notes, we anticipate that additional funding for operations will be needed during the first quarter of 2013, which may further increase our amount of indebtedness, and there can be no assurance at this time that we will obtain this additional funding.

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

Our capital structure requires that we successfully monetize our wireless spectrum assets for net proceeds substantially in excess of our cost basis in order to retire our debt. The value of our equity securities is dependent on our ability to successfully retire our debt.

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

As stated above, our capital structure requires that we successfully monetize our wireless spectrum assets for net proceeds substantially in excess of our cost basis in order to retire our debt. The value of our equity securities is dependent on our ability to successfully retire our debt. We estimate that, as of December 31, 2011, we had federal income tax net operating loss carryforwards (“NOLs”) of approximately $908.1 million, which begin to expire in 2023. We plan to use our NOLs to offset future gains on the sale of our spectrum assets. If our ability to use our NOLs as anticipated to offset any gains is limited, the after-tax proceeds realized from our spectrum sales may be reduced. Depending on the ultimate sale prices for our spectrum assets, the availability of our NOLs may be essential to ensuring the full payment of our Third Lien Notes and/or the realization of value for our equity securities.

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

As of March 31, 2012, the aggregate principal amount of our secured indebtedness was $1,061.8 million. This amount includes our Senior Notes with an aggregate principal amount of $142.8 million, our Second Lien Notes with an aggregate principal amount of $200.5 million and our Third Lien Notes with an aggregate principal amount of $718.5 million. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

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

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint, and we subsequently filed a Motion to Dismiss. On March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. On May 5, 2011, the lead plaintiff filed a Third Amended Complaint, and we again filed a Motion to Dismiss. On November 21, 2011, the Court granted our Motion and dismissed the case with prejudice. On December 19, 2011, the lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals. The court has scheduled a mediation assessment conference for June 4, 2012 and postponed the previously-set briefing schedule pending that conference. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable.

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

In Canada, our 2.3 GHz licenses were subject to mid-term in-use demonstration requirements by November 2012 and April 2013 for 63 and 24 of our licenses which are subject to renewal in November of 2014 and April of 2015, respectively. On March 29, 2012, the Canadian regulatory authority, Industry Canada, granted an extension of two years, resulting in new in-use demonstration deadlines of November 2014 and April 2015. In order for us to operate our Canadian spectrum under the current Canadian ownership rules, we will need a Canadian-controlled partner. Similar to the U.S., Canada has allocated the 2.3 GHz band for both SDARS and mobile broadband uses, which necessitates the adoption of technical rules to protect against interference between the two uses. Canada has recently begun the process of developing such technical rules for the band. Until the technical rules are final, which in turn will allow the development of manufacturing standards for vendors to use to produce readily available commercial mobile equipment, deployment in the band for mobile services cannot occur. There can be no assurance that: 1) we will find a Canadian-controlled partner who will be able to provide a viable business plan and attract appropriate financing by the build out deadline, or 2) that the new ownership rules will enable us to develop a viable business plan and attract appropriate financing by the build out deadline. Failure to make the in-use demonstrations for each of our 87 licenses, in the absence of an extension by Industry Canada, could result in Industry Canada commencing a process to afford us the opportunity to demonstrate why the applicable licenses should not be revoked.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Mine Safety Information

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description

3.2	Amended and Restated By-Laws of NextWave Wireless, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed March 12, 2012)

10.24	Letter Agreement, dated March 12, 2012, between Francis J. Harding and NextWave Wireless Inc. regarding Severance Benefits (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed March 12, 2012)

10.25	Letter Agreement, dated March 12, 2012, between Frank A. Cassou and NextWave Wireless Inc. regarding Severance Benefits (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed March 12, 2012)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Frank Cassou.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Francis J. Harding.

101	The following financial statements and footnotes from the NextWave Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Loss; (iii) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTWAVE WIRELESS INC. (Registrant)

May 9, 2012	By: /s/ Francis J. Harding
(Date)	Francis J. Harding
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

3.2	Amended and Restated By-Laws of NextWave Wireless, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed March 12, 2012)

10.24	Letter Agreement, dated March 12, 2012, between Francis J. Harding and NextWave Wireless Inc. regarding Severance Benefits (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed March 12, 2012)

10.25	Letter Agreement, dated March 12, 2012, between Frank A. Cassou and NextWave Wireless Inc. regarding Severance Benefits (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed March 12, 2012)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Frank Cassou.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Francis J. Harding.

101	The following financial statements and footnotes from the NextWave Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Loss; (iii) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.