Form 10-Q
period 2012-06-30
NextWave Wireless Inc.
filed 2012-08-14
CIK 1374993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 9, 2012, there were 24,938,132 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,160	$11,087
Restricted cash	1,697	1,047
Marketable securities	6,268	10,000
Prepaid expenses and other current assets	514	827
Current assets of discontinued operations	4,151	3,511

Total current assets	18,790	26,472
Wireless spectrum licenses, net	431,391	435,522
Property and equipment, net	907	1,313
Other assets	77	362

Total assets	$451,165	$463,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$467	$5
Accrued expenses	1,447	2,328
Current portion of long-term obligations	1,104,212	142,019
Other current liabilities	10	10
Current liabilities of discontinued operations	709	172

Total current liabilities	1,106,845	144,534
Deferred income tax liabilities	83,735	83,334
Long-term obligations, net of current portion	15,157	896,568

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.007 par value; 57,143 shares authorized; 24,938 shares issued and outstanding at June 30, 2012 and December 31, 2011	175	175
Additional paid-in-capital	888,749	888,505
Accumulated other comprehensive income	4,035	21,805
Accumulated deficit	(1,647,531)	(1,571,252)

Total stockholders’ deficit	(754,572)	(660,767)

Total liabilities and stockholders’ deficit	$451,165	$463,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Operating expenses:
General and administrative	$5,087	$6,142	$10,683	$12,275
Restructuring credit	—	—	—	(1,076)

Total operating expenses	5,087	6,142	10,683	11,199
Net gains on sales of wireless spectrum licenses	71	251	100	253

Loss from operations	(5,016)	(5,891)	(10,583)	(10,946)

Other income (expense):
Interest income	10	14	26	29
Interest expense	(43,111)	(61,743)	(84,668)	(120,245)
Other income (expense), net	(4)	(3)	(4)	1,252

Total other expense, net	(43,105)	(61,732)	(84,646)	(118,964)

Loss from continuing operations before income taxes	(48,121)	(67,623)	(95,229)	(129,910)
Income tax benefit	210	1,659	397	1,820

Net loss from continuing operations	(47,911)	(65,964)	(94,832)	(128,090)

Income from discontinued operations before income taxes, net of gains on divestitures of discontinued operations of $3, $465, $19,862 and $2,120, respectively	171	912	20,013	2,674
Income tax provision	(54)	(333)	(1,460)	(976)

Net income from discontinued operations	117	579	18,553	1,698

Net loss	$(47,794)	$(65,385)	$(76,279)	$(126,392)

Other comprehensive loss:
Net loss	$(47,794)	$(65,385)	$(76,279)	$(126,392)
Foreign currency translation adjustment transferred to earnings upon substantial liquidation of foreign entities	—	—	(17,578)	1,305
Foreign currency translation adjustment	(909)	317	(192)	1,368

Total other comprehensive loss	(48,703)	(65,068)	(94,049)	(123,719)

Amounts attributed to net income (loss) per common share:
Net loss from continuing operations	$(47,911)	$(65,964)	$(94,832)	$(128,090)
Net income from discontinued operations	117	579	18,553	1,698

Net loss	$(47,794)	$(65,385)	$(76,279)	$(126,392)

Net income (loss) per common share– basic and diluted
Continuing operations	$(1.98)	$(2.71)	$(3.94)	$(5.28)
Discontinued operations	—	0.02	0.77	0.07

Net loss	$(1.98)	$(2.69)	$(3.17)	$(5.21)

Weighted-average shares used in per share calculation	24,127	24,279	24,097	24,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
OPERATING ACTIVITIES
Net loss	$(76,279)	$(126,392)
Net income from discontinued operations	18,553	1,698

Net loss from continuing operations	(94,832)	(128,090)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Amortization of intangible assets	3,716	3,832
Depreciation	406	438
Non-cash share-based compensation	244	421
Paid-in-kind interest	81,112	63,295
Amortization of deferred financing costs and discounts	3,551	56,947
Gains on sales of wireless spectrum licenses	(100)	(253)
Gains from changes in estimated fair values of embedded derivatives	—	(1,261)
Other non-cash adjustments	(10)	(1,045)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	308	351
Other assets	277	—
Accounts payable and accrued liabilities	(423)	(1,397)
Other liabilities and deferred credits	(389)	(844)

Net cash used in operating activities of continuing operations	(6,140)	(7,606)

INVESTING ACTIVITIES
Proceeds from the maturity of investment securities	12,563	—
Purchase of held-to-maturity investment securities	(8,813)	(5,000)
Proceeds from the sale of wireless spectrum licenses, net of selling costs	277	253

Net cash provided by (used in) investing activities of continuing operations	4,027	(4,747)

FINANCING ACTIVITIES
Payments on long-term obligations	(3,877)	(9,913)
Payments to restricted cash account used to redeem long-term obligations	(647)	—

Net cash used in financing activities of continuing operations	(4,524)	(9,913)

Cash provided (used) by discontinued operations:
Net cash provided (used) by operating activities of discontinued operations	83	(909)
Net cash provided by investing activities of discontinued operations	2,304	3,491

Net cash provided by discontinued operations	2,387	2,582
Effect of foreign currency exchange rate changes on cash	(33)	31

Net decrease in cash and cash equivalents	(4,283)	(19,653)
Cash and cash equivalents, beginning of period	11,092	42,598

Cash and cash equivalents, end of period	6,809	22,945
Less cash and cash equivalents of discontinued operations, end of period	(649)	(378)

Cash and cash equivalents of continuing operations, end of period	$6,160	$22,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of NextWave Wireless Inc. (together with its subsidiaries, the “Company”, “NextWave”, “we”, “our” or “us”) are unaudited. We have prepared the condensed consolidated financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments necessary to fairly state our financial position, results of operations and cash flows, including adjustments related to asset impairment write-offs and restructuring-related credits. These condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2011, from which the balance sheet data was derived, included in our Annual Report on Form 10-K filed with the SEC on March 12, 2012.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We generated net losses of $76.3 million and $126.4 million during the six months ended June 30, 2012 and July 2, 2011, respectively, and have an accumulated deficit of $1,647.5 million at June 30, 2012. We used cash from operating activities of our continuing operations of $6.1 million and $7.6 million during the six months ended June 30, 2012 and July 2, 2011, respectively. Our unrestricted cash, cash equivalents and marketable securities included in current assets of continuing operations totaled $12.4 million at June 30, 2012. We had a net working capital deficit of $1,088.1 million at June 30, 2012.

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in 2005, the net proceeds of $295.0 million from our issuance of Senior Secured Notes (the “Senior Notes”) in 2006 and 2010, the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) in 2007, which, in 2008, we exchanged for Third Lien Subordinated Secured Convertible Notes (the “Third Lien Notes”) in the aggregate principal amount of $478.3 million, and the net proceeds of $101.0 million from our issuance of our Senior Subordinated Secured Second Lien Notes (the “Second Lien Notes” and together with the Senior Notes and the Third Lien Notes, the “Notes”) in 2008 and 2009. We did not receive any proceeds from the issuance of the Third Lien Notes.

As of June 30, 2012, the aggregate principal amount of our secured indebtedness was $1,103.1 million. This amount includes our Senior Notes with an aggregate principal amount of $148.1 million, our Second Lien Notes with an aggregate principal amount of $207.9 million and our Third Lien Notes with an aggregate principal amount of $747.1 million. Our current cash reserves are not sufficient to meet our payment obligations under our secured notes at their current maturity dates. Additionally, we may not be able to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current scheduled maturity dates. If we are unable to further extend the maturity of our secured notes, or identify and successfully implement alternative financing to repay our secured notes, the holders of our Notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders and potentially limit our net operating loss carry forwards.

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

•

We also operate or hold spectrum licenses through various subsidiaries in Canada and Norway. In Canada, our 2.3 GHz licenses were subject to mid-term in-use demonstration deadlines of November 2012 and April 2013 for 59 and 24 of our licenses, respectively. On March 29, 2012, the Canadian regulatory authority, Industry Canada, granted an extension of two years, resulting in new in-use demonstration deadlines of November 2014 and April 2015. In order for us to operate our Canadian spectrum under current Canadian ownership rules, we will need a Canadian-controlled partner. Changes to the Canadian ownership rules have been proposed, but not yet adopted. There can be no assurance that: 1) we will find a Canadian-controlled partner who will be able to provide a viable business plan and attract appropriate financing by the build out deadline, or 2) that the new ownership rules will enable us to develop a viable business plan and attract appropriate financing by the build out deadline. Failure to make the in-use demonstrations for each of these licenses, in the absence of a further extension by Industry Canada, could result in forfeiture of the applicable licenses. At June 30, 2012, we held a total of 83 licenses in Canada. We do not have specific build-out obligations in Norway.

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned subsidiaries as of June 30, 2012 and July 2, 2011, and for the three and six months then ended, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal years 2012 and 2011 are 52-week years ending on December 29, 2012 and December 31, 2011, respectively. The three- and six-month periods ending on June 30, 2012 and July 2, 2011 include 13 and 26 weeks each, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a remaining time to maturity of three months or less when acquired to be cash equivalents. Cash equivalents at June 30, 2012 and December 31, 2011 consisted primarily of money market funds the carrying amounts of which approximate fair value due to the short maturities of these instruments.

Restricted Cash

Restricted cash at June 30, 2012 and December 31, 2011 primarily represents net proceeds from the sale of wireless spectrum licenses that must be used to redeem our Senior Notes. Under the Note Purchase Agreement for our Senior Notes, we are not required to redeem our Senior Notes until the aggregate principal amount to be redeemed exceeds $2.5 million.

Marketable Securities

At June 30, 2012 our short-term held-to-maturity marketable securities consisted of $5.0 million and $1.3 million in a bank certificate of deposit and a U.S. Treasury bill, respectively, with remaining maturities of less than one year. At December 31, 2011 our short-term held-to-maturity marketable securities consisted of $10.0 million in bank certificates of deposit with remaining maturities of less than one year. These securities are stated at their amortized costs which approximate their respective fair values at June 30, 2012 and December 31, 2011.

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

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share for the three and six months ended June 30, 2012 and July 2, 2011 is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the respective periods, without consideration of common stock equivalents. If there is a loss from continuing operations, diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share is computed, even if we report net income after adjusting for discontinued operations.

Recently Adopted Accounting Pronouncement

In May 2011, the FASB issued authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States and International Financial Reporting Standards. Our adoption of this guidance on January 1, 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows.

2.	Related Party Transactions

Debt-Related Transactions

As of June 30, 2012, Avenue Capital Group and its affiliates (“Avenue Capital”) had an interest in shares of our issued and outstanding common stock, such that Avenue Capital would be considered a related party. At June 30, 2012, Avenue Capital held $111.2 million, or 75%, of the aggregate principal amount of our Senior Notes; $161.9 million, or 78%, of the aggregate principal amount of our Second Lien Notes; and $210.5 million, or 28%, of the aggregate principal amount of our Third Lien Notes.

As of June 30, 2012, Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors (“Solus”) had an interest in shares of our issued and outstanding common stock, such that Solus would be considered a related party. At June 30, 2012, Solus held $36.9 million, or 25%, of the aggregate principal amount of our Senior Notes; $46.1 million, or 22%, of the aggregate principal amount of our Second Lien Notes; and $126.7 million, or 17%, of the aggregate principal amount of our Third Lien Notes. At June 30, 2012 and December 31, 2011, Solus also held 0.4 million of warrants exercisable for shares of our common stock for an exercise price of $0.07 each. In April 2012, the expiration date of these warrants was extended to April 2013.

Business Divestitures

In 2009, we sold the majority of the assets and liabilities of our Inquam Broadband GmbH (“IBG”) subsidiary to Inquam Holding GmbH (“IHG”), a limited liability company and a related party, for a nominal amount under an Asset Purchase Agreement. In connection with the sale, we entered into an earn-out agreement with IHG that provided for payment to us upon the subsequent sale of the outstanding share capital of IHG. In March 2012, the shareholders of IHG sold and transferred all of the share capital of IHG to a third party, whereby we received $2.3 million in cash consideration and could receive up to an additional $2.8 million in cash consideration in the 12 to 24 months following the sale if regulatory and other conditions are met. As a result of the sale of IHG to a third party and final realization of our investments in our WiMax Telecom AG and IBG subsidiaries, we have deemed these entities to be substantially liquidated as of March 2012 and have recognized a net gain on disposal of $19.9 million during the six months ended June 30, 2012, all of which is reported in discontinued operations in the consolidated statement of operations and other comprehensive loss. The net gain represents the $2.3 million in cash received plus $17.6 million accumulated in the foreign currency translation adjustment component of equity for these two consolidated subsidiaries that was transferred to earnings upon substantial liquidation.

In June 2010, we sold the capital stock of our WiMAX Telecom Slovakia, s.r.o (“WT SRO”) subsidiary to flyhigh Partners s. r. o. (“flyhigh”), a private limited liability company of which the controlling shareholder is the former managing director and statutory representative of WT SRO, for $0.1 million and recognized an $8.8 million net loss from business divestitures. Upon closing of the sale, we have no remaining obligations to provide financing to support the ongoing operations of WT SRO. In connection with the sale, we entered into an additional consideration agreement with flyhigh that provided for payment to us upon the sale of all or part of the capital stock of WT SRO by flyhigh to any third party. In May 2011, flyhigh sold all of the capital stock of WT SRO to a third party whereby we received $0.5 million under the terms of the additional consideration agreement and recognized a net gain on business divestitures of $0.5 million during the three and six months ended July 2, 2011, all of which is reported in discontinued operations in the condensed consolidated statement of operations.

3.	Wireless Spectrum Licenses

We continue to market for sale our wireless spectrum holdings and have retained Moelis & Company to explore the sale of our wireless holdings in the United States and Canada. Any sale or transfer of the ownership of our wireless spectrum holdings is generally subject to regulatory approval. We are required to use the net proceeds from the sale of our wireless spectrum licenses to redeem our Notes.

As of June 30, 2012, we do not believe it is probable that these wireless spectrum licenses will be sold within the next twelve months and, therefore, have not classified them as assets held for sale.

During the three months ended June 30, 2012, we sold wireless spectrum licenses in Canada for $0.1 million and recognized a net gain on the sale of $0.1 million.

During the six months ended June 30, 2012, we sold wireless spectrum licenses in Canada for $0.3 million and recognized net gains on the sales of $0.1 million.

During the three and six months ended July 2, 2011, we recognized $0.3 million in net gains on the sale of wireless spectrum licenses, which represents our receipt of a $0.3 million holdback payment that was pending FCC clearance of a prior sale by us.

4.	Long-Term Obligations

Long-term obligations held by continuing operations consist of the following:

(dollars in thousands)	June 30, 2012	December 31, 2011
15% Senior Secured Notes, due December 31, 2012	$148,037	$137,795
15% Senior-Subordinated Secured Second Lien Notes due January 31, 2013	207,932	193,291
16% Third Lien Subordinated Secured Convertible Notes due February 28, 2013, net of unamortized discounts of $3,342 and $5,834 at June 30, 2012 and December 31, 2011, respectively	743,807	685,086
Wireless spectrum leases, net of unamortized discounts of $12,196 and $13,251 at June 30, 2012 and December 31, 2011, respectively; expiring from 2014 through 2036 with one to five renewal options ranging from 10 to 15 years each	19,593	22,415

Long-term obligations	1,119,369	1,038,587
Less current portion	(1,104,212)	(142,019)

Long-term portion	$15,157	$896,568

The following table summarizes the activity related to our long-term obligations, net of any unamortized discounts, for the six months ended June 30, 2012 and July 2, 2011:

(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Other	Total
Balance, December 31, 2011	$137,795	$193,291	$685,086	$22,415	$1,038,587
Paid-in-kind interest	10,242	14,641	56,229	—	81,112
Amortization of debt discount	—	—	2,492	1,055	3,547
Cash payments	—	—	—	(3,877)	(3,877)

Balance, June 30, 2012	$148,037	$207,932	$743,807	$19,593	$1,119,369

Balance, January 1, 2011	$122,261	$158,876	$497,574	$25,759	$804,470
Paid-in-kind interest	9,047	12,822	41,426	—	63,295
Amortization of debt discount	2,051	4,267	47,748	1,127	55,193
Extension of wireless spectrum lease	—	—	—	398	398
Cash payments	(5,300)	—	—	(4,613)	(9,913)
Favorable settlement reclassified to restructuring credits	—	—	—	(1,076)	(1,076)

Balance, July 2, 2011	$128,059	$175,965	$586,748	$21,595	$912,367

The following table summarizes the activity related to our unamortized deferred financing costs for the six months ended June 30, 2012 and July 2, 2011:

	Unamortized Deferred Financing Costs
(in thousands)	Senior Notes	Second Lien Notes	Third Lien Notes	Total
Balance at December 31, 2011	$—	$—	$9	$9
Amortization of deferred financing costs	—	—	(4)	(4)

Balance at June 30, 2012	$—	$—	$5	$5

Balance at January 1, 2011	$35	$3,076	$151	$3,262
Amortization of deferred financing costs	(32)	(1,651)	(71)	(1,754)

Balance at July 2, 2011	$3	$1,425	$80	$1,508

5.	Business Divestiture and Discontinued Operations

Business Divestiture

During the six months ended July 2, 2011, we completed the sale of our remaining subsidiaries in Latin America to a third party for $3.0 million and recognized a gain on the divestiture of $1.7 million, all of which is reported in discontinued operations in the condensed consolidated statement of operations.

Discontinued Operations

In an effort to reduce our future working capital requirements and in order to comply with the terms of our Notes our Board of Directors approved the implementation of a global restructuring initiative in 2008, pursuant to which we have divested, either through sale, dissolution or closure, our multimedia, network infrastructure and semiconductor businesses.

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

The carrying amounts of the assets and liabilities of our discontinued operations are as follows:

(in thousands)	June 30, 2012	December 31, 2011
Cash and cash equivalents	$649	$5
Property and equipment held for sale	3,500	3,500
Other assets	2	6

Current assets of discontinued operations	$4,151	$3,511

Current liabilities of discontinued operations	$709	$172

The financial results of our discontinued operations are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues	$—	$—	$—	$6
Total operating expense credits(1)	(168)	(447)	(151)	(548)
Net gains on business divestitures(2)	3	465	19,862	2,120
Income before income taxes	171	912	20,013	2,674
Net income from discontinued operations	117	579	18,553	1,698

(1)	Total operating expense credits for the three months ended June 30, 2012 includes $0.1 million in sublease revenue. Total operating expense credits for the six months ended June 30, 2012 includes $0.2 million in sublease revenue

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

(2)	Net gains on business divestitures for the six months ended June 30, 2012 includes $2.3 million in cash consideration received plus $17.6 million accumulated in the foreign currency translation adjustment component of equity that was transferred to earnings upon substantial liquidation of two of our foreign entities.

6.	Net Income (Loss) Per Common Share Information

Our weighted-average number of common shares outstanding includes the weighted-average number of 0.4 million warrants during each of the three and six months ended June 30, 2012 and 1.8 million warrants during each of the three and six months ended July 2, 2011, held by a related party (Note 2), exercisable for shares of our common stock, as they are issuable for an exercise price of $0.07 each. At June 30, 2012, 0.4 million of these warrants remained outstanding.

The following securities that could potentially reduce net income or increase net loss per share in the future are not included in the determination of diluted income (loss) per share as they are antidilutive. The share amounts are determined using a weighted-average of the common stock equivalents outstanding during the respective periods.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Third Lien Notes	9,293	8,010	9,115	7,882
Outstanding stock options	2,175	1,486	1,979	1,523
Unvested restricted stock	1,169	1,236	1,199	1,236

7.	Stockholders’ Deficit

Changes in shares of common stock outstanding and total stockholders’ deficit for the six months ended June 30, 2012 are as follows:

(in thousands)	Shares of Common Stock Outstanding	Total Stockholders’ Deficit
Balance at December 31, 2011	24,938	$(660,767)
Share-based compensation expense	—	244
Foreign currency translation adjustment transferred to earnings upon substantial liquidation of foreign entities	—	(17,578)
Foreign currency translation adjustment	—	(192)
Net loss	—	(76,279)

Balance at June 30, 2012	24,938	$(754,572)

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy contained in accounting guidance for fair value measurements and disclosures:

		Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2012
Marketable securities	$6,268	$—	$6,268	$—
At December 31, 2011
Marketable securities	$10,000	$—	$10,000	$—

Level 2 valuations for our marketable securities which consist of bank certificates of deposit and a U.S. Treasury bill approximate carrying value due to their short-term nature.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There have been no significant changes to our assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2012.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments of continuing operations, including cash and cash equivalents, short-term investments, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations of continuing operations are as follows:

	June 30, 2012		December 31, 2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$148,037	$148,339	$137,795	$138,353
Second Lien Notes	207,932	208,796	193,291	194,701
Third Lien Notes	743,807	751,223	685,086	697,803
Wireless spectrum leases	19,593	16,840	22,415	19,289

At June 30, 2012 and December 31, 2011, we determined the fair value of our long-term obligations using discounted cash flow models with discount rates that represent our respective estimated incremental borrowing rates as of that date for that type of instrument (level 2 inputs).

9.	Commitments and Contingencies

Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint, and we subsequently filed a Motion to Dismiss. On March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. On May 5, 2011, the lead plaintiff filed a Third Amended Complaint, and we again filed a Motion to Dismiss. On November 21, 2011, the Court granted our Motion and dismissed the case with prejudice. On December 19, 2011, the lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals. We and our insurance carrier have agreed with the lead plaintiff on the final terms of a settlement. The settlement provides for a full release and dismissal of all claims asserted against all defendants in the litigation and the appeal, in exchange for payment of $1.4 million by our insurance carrier. The settlement is subject to court approval following notice to the potential class members. The Court of Appeals dismissed the appeal on June 25, 2012 and the case has been returned to the district court for the approval process. The district court has approved the application for preliminary approval of the settlement and the final approval hearing is scheduled for November 9, 2012. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable.

We are also currently involved in other legal proceedings, which we do not believe will result in a material liability. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of June 30, 2012, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

10.	Subsequent Event

On August 1, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AT&T Inc., a Delaware corporation (“AT&T”) and Rodeo Acquisition Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of AT&T (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a direct wholly-owned subsidiary of AT&T (the “Merger”).

The Merger Agreement provides that AT&T will acquire all of the outstanding common shares of NextWave for $1.00 per share plus a non-transferrable contingent payment right representing a pro rata interest in an amount of up to $25 million in the residual balance of a $50 million escrow fund to be funded initially with (i) a $25 million payment by AT&T pursuant to the terms of the Merger Agreement and (ii) $25 million of the price to be paid by AT&T for Third Lien Notes pursuant to the terms of a note purchase agreement entered into between AT&T and the holders of Third Lien Notes and described below, with such escrow fund and the contingent payment rights being subject to reduction to satisfy indemnification rights held by AT&T in respect of losses, resulting from, among other things, breaches of representations and warranties, certain pre-closing liabilities, balance sheet adjustments and other items described in the Merger Agreement and the purchase agreement for the Third Lien Notes, and to pay fees to be incurred under the contingent payment rights agreement and the escrow agreement.

AT&T has entered into note purchase agreements with each of the holders of our Notes. Pursuant to the note purchase agreements, immediately prior to the consummation of the Merger, AT&T will purchase the Notes for a cash amount equal to $600 million, less the $25 million cash consideration to be paid by AT&T at closing of the Merger pursuant to terms of the Merger Agreement and the $25 million to be deposited into the $50 million escrow fund in respect of the contingent payment rights at closing pursuant to the Merger Agreement and subject to a $25 million escrow hold-back to secure post-closing indemnification rights held by AT&T and other deductions pursuant to the note purchase agreement for the Third Lien Notes. The amount of cash to be paid at closing in respect of the Third Lien Notes will also be subject to reduction for closing date liabilities of NextWave, including certain tax amounts, and amounts necessary to repay a new working capital facility of up to $15 million to be provided by the holders of the Senior Notes.

In connection with the Merger Agreement, on August 1, 2012, the Company and its wholly owned subsidiary NextWave Wireless LLC, and certain subsidiary guarantors entered into a Forbearance Agreement (the “Forbearance Agreement”) with the holders of the Notes. Pursuant to the Forbearance Agreement, each holder has agreed, and directed The Bank of New York Mellon, as collateral agent, to temporarily forbear from exercising their respective rights and remedies in connection with potential defaults and events of default that may occur during the forbearance period. The forbearance period will terminate on the earliest to occur of the effective time of the Merger, sixty days after the date of any termination of the Merger Agreement and January 31, 2014.

At the time of the merger, NextWave will hold only its U.S. WCS and AWS spectrum assets, with the remainder of its assets and liabilities, including its Canadian WCS spectrum and its 2.5 MHz EBS/BRS spectrum assets, being held by a newly formed subsidiary (“NextWave Holdco”). Prior to the AT&T note purchase transactions described above, NextWave will redeem the outstanding amount of its Third Lien Notes that will not be purchased by AT&T for the equity interests in NextWave Holdco. The holders of the Third Lien Notes will also have the right to receive the equity interests in NextWave Holdco in connection with certain bankruptcy events and following any termination of the Merger Agreement, in redemption of the Third Lien Notes which become the direct obligations of NextWave Holdco (as described below), and in the case of any termination of the Merger Agreement, in consideration of a payment of $25 million for the benefit of our stockholders. The Merger Agreement and the Forbearance Agreement require the Company to complete the transactions in connection with the formation of NextWave Holdco within thirty days following the date of the Merger Agreement or, if regulatory approval is required, as promptly as practicable following receipt of such regulatory approval.

To permit the consummation of the transactions described above, the holders of the Notes will amend and restate the Notes and amend certain documents ancillary to the Notes. The Third Lien Notes will be amended and restated and split into two series to provide that certain of the Company’s obligations to the holders of the Third Lien Notes will remain with the Company and the remaining obligations will become direct obligations of NextWave Holdco. Specifically, the parties have agreed that $325 million of the Company’s outstanding obligations under the Third Lien Notes will remain the Company’s direct obligations and the remaining principal balance of the Company’s Third Lien Notes plus accrued and unpaid interest as of the date the Third Lien Notes are amended and restated will become the direct obligations of NextWave Holdco. AT&T will also have the option upon the occurrence of certain insolvency filing events to purchase the Third Lien Notes which remain the Company’s direct obligations. NextWave Holdco will provide a first priority guarantee of the Company’s obligations to the First Lien Holders and a second priority guarantee of the Company’s obligations to the Second Lien Holders in addition to the guarantees, security interests and pledges previously in place in connection with the Notes. It is contemplated that the interest rate on the Third Lien Notes transferred to NextWave Holdco will be 16% and that the covenants applicable to the Third Lien Notes will be amended, including without limitation to provide for the following, subject to the receipt of any required regulatory approvals:

•

a restriction on the sale of the assets transferred to NextWave Holdco unless holders of 75% of the NextWave Holdco Third Lien Notes provide consent and a requirement that all net proceeds received from such sales will be held on behalf of and in trust of the holders of the NextWave Holdco Third Lien Notes by a noteholder representative;

•

the holders of 75% of the NextWave Holdco Third Lien Notes will also have the right to direct NextWave Holdco to sell the assets transferred to it, and all net proceeds received from such sales will similarly be held on behalf of and in trust of the holders of the NextWave Holdco Third Lien Notes by the noteholder representative;

•

the noteholder representative will hold all such proceeds described above until the First Lien Notes and the Second Lien Notes have been satisfied in full or the holders of 66 2/3% of the First Lien Notes and 66 2/3% of the Second Lien Notes have consented to release of the proceeds to the holders of the NextWave Holdco Third Lien Notes; and

•

the noteholder representative will also have the right to purchase (on behalf of and in trust for the holders of the NextWave Holdco Third Lien Notes) all of the Company’s First Lien Notes and Second Lien Notes subject to the obligation to keep such notes outstanding until the consummation of the Merger until (A) the consummation of the Merger, or (B) in the event a bankruptcy proceeding is initiated, the exercise of a call right by AT&T to acquire the Third Lien Notes and the payment of the First Lien Notes and Second Lien Notes in the bankruptcy proceeding.

In addition, the holders of the Senior Notes have agreed to provide a working capital line (subject to negotiation and execution of mutually agreeable documentation) of up to $15 million to be available to the Company prior to the closing of the Merger, which may be pari passu with the Senior Notes (or senior in priority to the Senior Notes, Second Lien Notes or Third Lien Notes) and senior to any other debt obligation of the Company. Proceeds from disbursements under the working capital line are to be used solely to pay expenses incurred in the ordinary course of operations of the Company or in connection with payments to be made in connection with the Merger.

The Merger Agreement will terminate automatically if the Merger has not occurred on or prior to July 31, 2013 (the “Termination Date”). The Termination Date may be extended for up to two three-month periods at the option of AT&T if requisite regulatory approvals have not been obtained. In addition, either the Company or AT&T can terminate the Merger Agreement under specified circumstances. The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances, NextWave, or an alternative acquiror of NextWave will pay AT&T a termination payment of $5 million.

The Merger and the transactions contemplated thereby were unanimously approved by the Independent Committee of NextWave’s Board of Directors and NextWave’s Board of Directors.

The transaction is subject to closing conditions, including approval of NextWave’s stockholders’ of record as of September 4, 2012 and regulatory approvals, including approval of the FCC.

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

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal years 2012 and 2011 are 52-week years ending on December 29, 2012 and December 31, 2011, respectively. The three- and six-month periods ending June 30, 2012 and July 2, 2011 include 13 weeks and 26 weeks each, respectively.

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

OVERVIEW

Second Quarter of 2012

•	Our net loss from continuing operations during the second quarter of 2012 was $47.9 million compared to $66.0 million for the second quarter of 2011.

•	Our net loss from continuing operations during the first six months of 2012 was $94.8 million compared to $128.1 million for the first six months of 2012.

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

On August 1, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AT&T and Rodeo Acquisition Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of AT&T (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a direct wholly-owned subsidiary of AT&T (the “Merger”).

Completion of the Merger is not subject to a financing condition, but is subject to approval of the Merger by the Company’s stockholders, conditions relating to approval by the Federal Communications Commission (“FCC”), and other conditions to closing.

The Merger and the related transactions are described in more detail in Note 10 to the Condensed Consolidated Financial Statements.

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

Comparison of Our Second Quarter of 2012 to Our Second Quarter of 2011 – Continuing Operations

General and Administrative

General and administrative expenses from continuing operations during the second quarter of 2012 were $5.1 million compared to $6.1 million for the second quarter of 2011. The $1.0 million decrease is attributable primarily to lower headcount related and professional fee expenditures in addition to lower share-based compensation expense.

Included in general and administrative expenses during each of the second quarters of 2012 and 2011 is $1.9 million of amortization of finite-lived wireless spectrum. Also included in general and administrative expenses during the second quarters of 2012 and 2011 is $0.1 million and $0.2 million, respectively, of share-based compensation expense.

Net gains on Sales of Wireless Spectrum Licenses

During the second quarter of 2012 we recognized a net gain of $0.1 million on the sale of our wireless spectrum licenses in Canada.

During the second quarter of 2011, we recognized a $0.3 million gain on the sale of wireless spectrum licenses which represents our receipt of a $0.3 million holdback payment that was pending FCC clearance of a prior sale by us.

Interest Expense

Interest expense from continuing operations during the second quarter of 2012 was $43.1 million, compared to $61.7 million during the second quarter of 2011, a decrease of $18.6 million. The decrease is primarily attributable to lower interest accretion of debt discounts and issuances costs of $1.0 million, $3.0 million and $23.3 million on our Senior Notes, Second Lien Notes and Third Lien Notes, respectively. These decreases were partially offset by higher principal and paid-in-kind interest of $0.7 million, $1.0 million and $7.0 million on our Senior Notes, Second Lien Notes and Third Lien Notes, respectively.

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

Income Taxes

During the second quarters of 2012 and 2011, substantially all of our U.S. subsidiaries had net losses for tax purposes with full valuation allowances.

Our effective income tax rate during the second quarter of 2012 was 0.4% resulting in an income tax benefit of $0.2 million on our pre-tax loss of $48.1 million. The income tax benefit is a result of taxes provided on income from discontinued operations that can be offset by losses from continuing operations.

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

Comparison of Our First Six Months of 2012 to Our First Six Months of 2011 – Continuing Operations

General and Administrative

General and administrative expenses from continuing operations during the first six months of 2012 were $10.7 million compared to $12.3 million for the first six months of 2011. The $1.6 million decrease is attributable primarily to lower headcount related and professional fee expenditures in addition to lower share-based compensation expense during 2012. Of this decrease, $0.4 million is also attributed to maintenance expenditures incurred during 2011 associated with certain build-out or substantial service requirements of our licensed wireless spectrum, which generally must be satisfied as a condition of the license.

Included in general and administrative expenses during the first six months of 2012 and 2011 is $3.7 million and $3.8 million, respectively, of amortization of finite-lived wireless spectrum. Also included in general and administrative expenses during the first six months of 2012 and 2011 is $0.2 million and $0.4 million, respectively, of share-based compensation expense.

Restructuring Credit

During the first six months of 2011, we recognized a benefit of $1.1 million resulting from a renegotiation of our $1.9 million long-term obligation stemming from a previous renegotiation of one of our abandoned lease liabilities whereby we paid $0.8 million in full settlement of the obligation.

Net gain on Sale of Wireless Spectrum License

During the first six months of 2012 we recognized a net gain of $0.1 million on the sale of our wireless spectrum licenses in Canada.

During the first six months of 2011, we recognized a $0.3 million gain on the sale of wireless spectrum licenses which represents our receipt of a $0.3 million holdback payment that was pending FCC clearance of a prior sale by us.

Interest Expense

Interest expense from continuing operations during the first six months of 2012 was $84.7 million, compared to $120.2 million during the first six months of 2011, a decrease of $35.5 million. The decrease is primarily attributable to lower interest accretion of debt discounts and issuances costs of $2.1 million, $5.9 million and $45.3 million on our Senior Notes, Second Lien Notes and Third Lien Notes, respectively. These decreases were partially offset by higher principal and paid-in-kind interest of $1.2 million, $1.8 million and $14.8 million on our Senior Notes, Second Lien Notes and Third Lien Notes, respectively.

Other Income and Expense, Net

Other income, net, from continuing operations during the first six months of 2011 was $1.3 million, and reflects primarily changes in the estimated fair values of our embedded derivatives.

Income Taxes

During the first six months of 2012 and 2011, substantially all of our U.S. subsidiaries had net losses for tax purposes with full valuation allowances.

Our effective income tax rate during the first six months of 2012 was 0.4% resulting in an income tax benefit of $0.4 million on our pre-tax loss of $95.2 million. The income tax benefit is a result of taxes provided on income from discontinued operations that can be offset by losses from continuing operations.

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

Comparison of Our Second Quarter and First Six Months of 2012 to Our Second Quarter and First Six Months of 2011 – Discontinued Operations

The results of operations of our discontinued Global Services Support, WiMAX Telecom, Inquam and South American businesses, are as follows:

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	Increase (Decrease)	June 30, 2012	July 2, 2011	Increase (Decrease)
Total operating expense credits	$(0.2)	$(0.4)	$0.2	$(0.2)	$(0.5)	$0.3
Net gains on business divestitures	—	0.5	(0.5)	19.9	2.1	17.8
Income before income taxes	0.2	0.9	(0.7)	20.0	2.7	17.3
Net income from discontinued operations	0.1	0.6	(0.5)	18.6	1.7	16.9

Total Operating Expenses (Credits)

Total operating expense credits for the second quarter and first six months of 2012 include $0.1 million and $0.2 million, respectively, in sublease revenue.

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

Net Gains on Business Divestitures

In 2009, we sold the majority of the assets and liabilities of our Inquam Broadband GmbH (“IBG”) subsidiary to Inquam Holding GmbH (“IHG”), a limited liability company and a related party, for a nominal amount under an Asset Purchase Agreement. In connection with the sale, we entered into an earn-out agreement with IHG that provided for payment to us upon the subsequent sale of the outstanding share capital of IHG. In March 2012, the shareholders of IHG sold and transferred all of the share capital of IHG to a third party, whereby we received $2.3 million in cash consideration. As a result of the sale of IHG and final realization of our investments in our WiMax Telecom AG and IBG subsidiaries, we recognized a net gain on disposal of $19.9 million during the first six month of 2012 which represents the $2.3 million in cash received plus $17.6 million accumulated in the foreign currency translation adjustment component of equity for these two consolidated subsidiaries that was transferred to earnings upon substantial liquidation.

During the second quarter and first six months of 2011 we recognized $0.5 million under the terms of an additional consideration agreement that we entered into upon the sale of WT SRO in June 2010.

During the first six months of 2011, we completed the sale of our remaining subsidiaries in Latin America to a third party for $3.0 million and recognized a gain on the divestiture of $1.7 million.

Income Taxes

The effective income tax rate for discontinued operations during the second quarter of 2012 was 31.6% resulting in an income tax provision of $54,000 on pre-tax income from discontinued operations of $171,000. The tax provision was recorded as a result of an allocation of the loss from continuing operations during the respective periods.

The effective income tax rate for discontinued operations during the first six months of 2012 was 7.3% resulting in an income tax provision of $1.5 million on pre-tax income from discontinued operations of $20.0 million. The tax provision was recorded as a result of an allocation of the loss from continuing operations during the respective periods.

The effective income tax rate for discontinued operations during the second quarter and first six months of 2011 was 36.5%, resulting in income tax provisions of $0.3 million and $1.0 million on pre-tax income from discontinued operations of $0.9 million and $2.7 million, respectively. The tax provision was recorded as a result of an allocation of the loss from continuing operations during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in 2006 and 2010, the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock in March 2007 and the net proceeds of $101.0 million from our issuance of the Second Lien Notes in 2008 and 2009. Our total unrestricted cash, cash equivalents and marketable securities included in current assets of continuing operations totaled $12.4 million at June 30, 2012. We had a net working capital deficit of $1,088.1 million at June 30, 2012.

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

During the first six months of 2012, our continuing operations used cash of $6.1 million for operations, which includes costs to maintain our wireless spectrum licenses and costs associated with being a public reporting company. We expect that our cash requirements for our continuing operations will continue at this rate during the remainder of 2012. If we refinance or extend our secured notes, we anticipate that additional funding for operations will be needed during the first quarter of 2013, and there can be no assurance at this time that we will obtain this additional funding.

In 2011, we had capital expenditure needs associated with certain build-out or substantial service requirements which apply to our licensed domestic wireless spectrum, which generally must be satisfied as a condition of the license. The substantial service deadlines applicable to our domestic and Canadian wireless spectrum assets, and our activities to meet these requirements, are described below:

•

The substantial service deadline for our domestic Wireless Communication Services (“WCS”) spectrum was July 21, 2010 under the FCC rules effective at that time. However, the FCC adopted new rules on May 20, 2010, that, when they became effective on September 1, 2010, purported to replace the July 21, 2010 substantial service requirement with new requirements that must be met by March 4, 2014 and additional requirements that must be met by September 1, 2016. We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. The FCC dismissed them on June 14, 2011 in accordance with its June 2010 announcement that all substantial service showings would be dismissed given the new performance requirements it had adopted. Failure to make the substantial service demonstrations by March 4, 2014 and by September 1, 2016 without seeking and obtaining an extension from the FCC would result in license forfeiture.

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

•

We also operate or hold spectrum licenses through various subsidiaries in Canada and Norway. In Canada, our 2.3 GHz licenses were subject to mid-term in-use demonstration deadlines of November 2012 and April 2013 for 59 and 24 of our licenses, respectively. On March 29, 2012, the Canadian regulatory authority, Industry Canada, granted an extension of two years, resulting in new in-use demonstration deadlines of November 2014 and April 2015. In order for us to operate our Canadian spectrum under current Canadian ownership rules, we will need a Canadian-controlled partner. Changes to the Canadian ownership rules have been proposed, but not yet adopted. There can be no assurance that: 1) we will find a Canadian-controlled partner who will be able to provide a viable business plan and attract appropriate financing by the build out deadline, or 2) that the new ownership rules will enable us to develop a viable business plan and attract appropriate financing by the build out deadline. Failure to make the in-use demonstrations for each of these licenses, in the absence of a further extension by Industry Canada, could result in forfeiture of the applicable licenses. At June 30, 2012, we held a total of 83 licenses in Canada. We do not have specific build-out obligations in Norway.

Debt Maturities and Ability to Continue as Going Concern

As of June 30, 2012, the aggregate principal amount of our secured indebtedness was $1,103.1 million. This amount includes our Senior Notes, due December 2012, with an aggregate principal amount of $148.1 million, our Second Lien Notes, due January 2013, with an aggregate principal amount of $207.9 million and our Third Lien Notes, due February 2013, with an aggregate principal amount of $747.1 million. Our current cash reserves are not sufficient to meet our payment obligations under our secured notes at their current maturity dates.

In connection with the Merger Agreement, on August 1, 2012, the Company and its wholly owned subsidiary NextWave Wireless LLC, and certain subsidiary guarantors entered into the Forbearance Agreement with the holders of the Notes. Pursuant to the Forbearance Agreement, each holder has agreed, and directed The Bank of New York Mellon, as collateral agent, to temporarily forbear from exercising their respective rights and remedies in connection with potential defaults and events of default that may occur during the forbearance period. The forbearance period will terminate on the earliest to occur of the effective time of the Merger, sixty days after the date of any termination of the Merger Agreement and January 31, 2014.

In addition, the holders of the Senior Notes have agreed to provide a working capital line (subject to negotiation and execution of mutually agreeable documentation) of up to $15 million to be available to the Company prior to the closing of the Merger, which may be pari passu with the Senior Notes (or senior in priority to the Senior Notes, Second Lien Notes or Third Lien Notes) and senior to any other debt obligation of the Company. Proceeds from disbursements under the working capital line are to be used solely to pay expenses incurred in the ordinary course of operations of the Company or in connection with payments to be made in connection with the Merger.

If the Merger Agreement is terminated and if we are unable to further extend the maturity of our secured notes, or identify and successfully implement alternative financing to repay our secured notes, the holders of our Notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders and potentially limit our net operating loss carry forwards.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The following table presents our working capital deficit, our cash, cash equivalents and short-term investment balances:

(in millions)	June 30, 2012	March 31, 2012	Increase (Decrease)	December 31, 2011	Increase (Decrease)
Working capital deficit	$(1,088.1)	$(1,042.8)	$(45.3)	$(118.1)	$(970.0)

Cash and cash equivalents	$6.1	$8.6	$(2.5)	$11.1	$(5.0)
Marketable securities	6.3	6.3	—	10.0	(3.7)

Cash, cash equivalents and marketable securities – continuing operations	12.4	14.9	(2.5)	21.1	(8.7)
Cash and cash equivalents – discontinued operations	0.6	0.7	(0.1)	—	0.6

Total cash, cash equivalents and marketable securities	$13.0	$15.6	$(2.6)	$21.1	$(8.1)

Uses of Cash, Cash Equivalents and Short-Term Investments

The following table presents our utilization of cash, cash equivalents and short-term investments:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Beginning cash, cash equivalents and marketable securities	$15.6	$31.5	$21.1	$42.6
Net operating cash used by continuing operations	(2.3)	(4.0)	(6.1)	(7.6)
Payments on long-term obligations, excluding wireless spectrum lease obligations	—	—	—	(6.1)
Proceeds from the sale of wireless spectrum licenses, net of selling costs	0.1	0.3	0.3	0.3
Cash paid for wireless spectrum license lease obligations	(0.2)	(0.2)	(3.9)	(3.8)
Payments to restricted cash account used to redeem long-term obligations	(0.1)	—	(0.6)	—
Other, net	(0.2)	—	(0.2)	—
Net operating and investing cash provided by discontinued operations	0.1	0.4	2.4	2.6

Ending cash, cash equivalents and marketable securities	13.0	28.0	13.0	28.0
Less: ending cash and cash equivalents - discontinued operations	(0.6)	(0.4)	(0.6)	(0.4)

Ending cash, cash equivalents and marketable securities - continuing operations	$12.4	$27.6	$12.4	$27.6

There were no significant investing or financing activities during the first six months of 2012.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our cash contractual obligations for continuing and discontinued operations at June 30, 2012, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Fiscal Year Period
(in thousands)	Total	Remainder of 2012	Years 2013-2014	Years 2015-2016	Years 2017 and Thereafter
Continuing Operations:
Long-term obligations:
Notes payable(1)(2)	$1,103,118	$148,037	$955,081	$—	$—
Wireless spectrum leases(3)	31,789	347	8,736	7,515	15,191
Minimum royalty payments on wireless spectrum lease arrangements	6,641	—	656	1,376	4,609
Operating leases	344	316	28	—	—

	1,141,892	148,700	964,501	8,891	19,800
Discontinued Operations - Services agreement	8,153	—	—	—	8,153

Total	$1,150,045	$148,700	$964,501	$8,891	$27,953

(1)	Amounts presented do not include the future issuance of additional Senior Notes, Second Lien Notes and Third Lien Notes in payment of interest.
(2)	On August 1, 2012, we entered into the Merger Agreement with AT&T, whereby the holders of our Notes entered into separate note purchase agreements with AT&T. Pursuant to the note purchase agreements, upon consummation of the Merger, AT&T will purchase the Notes for a cash amount equal to $600 million, less the $25 million cash consideration to be paid by AT&T at closing of the Merger pursuant to the terms of the Merger Agreement and the $25 million to be deposited into the $50 million escrow fund in respect of the contingent payment rights at closing pursuant to the Merger Agreement and subject to a $25 million escrow hold-back to secure post-closing indemnification rights held by AT&T and other deductions pursuant to the note purchase agreement for the third Lien Notes. The amount of cash to be paid at closing in respect of the Third Lien Notes will also be subject to reduction for closing date liabilities of NextWave, including certain tax amounts, and amounts necessary to repay a new working capital facility of up to $15 million to be provided by the holders of the Senior Notes. AT&T will also have the option in the event the Merger is not consummated and upon the occurrence of certain other events, to purchase the Third Lien Notes.

At the time of the Merger, NextWave will hold only its U.S. WCS and AWS spectrum assets, with the remainder of its assets and liabilities, including its Canadian WCS spectrum and its 2.5 MHz EBS/BRS spectrum assets, being held by a new holding company (“NextWave Holdco”). Prior to the AT&T note purchase transactions described above, NextWave will transfer the equity interest in NextWave Holdco in partial redemption of its Third Lien Notes that will not be purchased by AT&T. The holders of the Third Lien Notes will also have the right to receive the equity interests in NextWave Holdco in connection with certain bankruptcy events and following any termination of the Merger Agreement, in redemption of the Third Lien Notes and, in the case of any termination of the Merger Agreement , in consideration of a payment of $25 million for the benefit of our stockholders.

(3)	Amounts presented do not include adjustments for future changes in the consumer price index.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint, and we subsequently filed a Motion to Dismiss. On March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. On May 5, 2011, the lead plaintiff filed a Third Amended Complaint, and we again filed a Motion to Dismiss. On November 21, 2011, the Court granted our Motion and dismissed the case with prejudice. On December 19, 2011, the lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals. We and our insurance carrier have agreed with the lead plaintiff on the final terms of a settlement. The settlement provides for a full release and dismissal of all claims asserted against all defendants in the litigation and the appeal, in exchange for payment of $1.4 million by our insurance carrier. The settlement is subject to court approval following notice to the potential class members. The Court of Appeals dismissed the appeal on June 25, 2012 and the case has been returned to the district court for the approval process. The district court has approved the application for preliminary approval of the settlement and the final approval hearing is scheduled for November 9, 2012. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable.

We are also currently involved in other legal proceedings, which we do not believe will result in a material liability. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of June 30, 2012, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

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

Risks Relating to Our Business

There are risks and uncertainties associated with our proposed acquisition by AT&T.

There are risks and uncertainties associated with our proposed acquisition by AT&T. For example, the acquisition may not be consummated, or may not be consummated when or as currently anticipated, as a result of several factors, including but not limited to: (i) the inability to obtain approval by the FCC; or (ii) the failure to satisfy the other conditions for closing set forth in the Merger Agreement. Further, if the Merger Agreement is terminated, the temporary forbearance agreed to by the holders of the Notes will expire sixty (60) days after such termination and we would not have sufficient cash reserves to meet the payment obligations under our secured notes at their current maturity dates.

The Merger Agreement also restricts us from engaging in certain activities and taking certain actions without AT&T’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the acquisition.

In addition, we have incurred, and will continue to incur, significant fees for professional services and other transaction costs in connection with the proposed acquisition by AT&T, and many of these fees and costs are payable by us regardless of whether we consummate the transaction.

Our cash reserves will not be sufficient to meet the payment obligations under our secured notes at their current maturity dates and in the event of any termination of the Merger Agreement there can be no assurance that a further maturity extension or refinancing transaction will be achieved. Any maturity extension or refinancing transaction may involve significant cost, including the accrual of payment-in-kind interest for an extended term which will increase our aggregate amount of indebtedness.

As of June 30, 2012, the aggregate principal amount of our secured indebtedness was $1,103.1 million. This amount includes our Senior Notes with an aggregate principal amount of $148.1 million, our Second Lien Notes with an aggregate principal amount of $207.9 million and our Third Lien Notes with an aggregate principal amount of $747.1 million. Our current cash reserves are not sufficient to meet our payment obligations under our Notes at their current maturity dates. Additionally, in the event of any termination of the Merger Agreement, we will not be able to consummate sales of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at the current scheduled maturity dates. If we are unable to further extend the maturity of our Notes, or identify and successfully implement alternative financing to repay our Notes, the holders of our Notes could proceed against the assets pledged to collateralize these obligations in the event the Merger Agreement is terminated and our forbearance agreement expires. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court.

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

A failure to obtain a maturity extension or refinancing transaction in the event of any termination of the Merger Agreement could cause the Company to seek relief through a filing in the United States Bankruptcy Court. In the event of a default, the holders of our notes could proceed against the assets pledged to collateralize these obligations, which include the Company’s spectrum assets and the capital stock of its material subsidiaries. Our financial statements are prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Our financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is predicated upon our ability to obtain a maturity extension or refinancing of our debt, or to consummate asset sales yielding net proceeds sufficient to retire our debt.

In the event of any termination of the Merger Agreement, the value of our equity securities would be dependent on our ability to achieve a maturity extension or refinancing transaction and ultimately successfully retire our debt using the net proceeds of asset sales. We believe the value of our equity securities will be significantly impaired or eliminated in the event of any termination of the Merger Agreement.

In the event of any termination of the Merger Agreement, if we complete a refinancing transaction or obtain a maturity extension, the aggregate amount of our secured debt will be increased due to accrued payment-in-kind interest for the extended term to maturity. If the Merger Agreement is terminated, there can be no assurance that we will be able to find third parties interested in purchasing our wireless spectrum assets at prices sufficient to retire this debt prior to maturity, even if extended. If we are unable to consummate sales of our wireless spectrum assets for net proceeds that are sufficient to retire our indebtedness, the value of our equity securities will be significantly impaired or eliminated. The sale price of our wireless spectrum assets will be impacted by many factors beyond our control including, among other things:

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

We will rely on our substantial net operating loss carryforwards to offset the taxable gains that may arise as a result of transactions contemplated by the Merger Agreement or other sales of our wireless spectrum assets. Accordingly, if the use of our expected net operating loss carryforwards becomes limited, the after-tax proceeds realized from such transactions and our spectrum sales may be reduced and the value of our equity securities or debt securities may be impaired.

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

As of June 30, 2012, the aggregate principal amount of our secured indebtedness was $1,103.1 million. This amount includes our Senior Notes with an aggregate principal amount of $148.1 million, our Second Lien Notes with an aggregate principal amount of $207.9 million and our Third Lien Notes with an aggregate principal amount of $747.1 million. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

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

A breach of any covenants contained in the agreements governing our Notes could result in a default under our indebtedness. If we are unable to repay or refinance those amounts, the holders of our notes could proceed against the assets pledged to collateralize these obligations, which include our spectrum assets and substantially all of our other assets.

The terms of our Senior Notes and Second Lien Notes require us to certify our compliance with a restrictive operating budget and to maintain a minimum cash balance. If the forbearance agreement terminates, a failure to comply with these terms may result in an event of default which could result in the acceleration of maturity of our indebtedness and impair our ability to continue as a going concern.

The terms of our Senior Notes and Second Lien Notes require us to deliver a six-month operating budget to the noteholders on a quarterly basis, which budget is reasonably acceptable to Avenue AIV US, L.P., an affiliate of Avenue Capital Management II, L.P. (“Avenue Capital II”). Avenue Capital II holds 78% of the aggregate principal amount of our Second Lien Notes and 75% of the aggregate principal amount of our Senior Notes. We must deliver monthly certifications relating to our cash balances to the holders of our Senior Notes and Second Lien Notes. If our forbearance agreement expires due to a termination of the Merger Agreement, and we are unable to certify that our cash balances have not deviated in a negative manner by more than 10% from budgeted balances, default interest will accrue and, if such condition persists for three monthly reporting periods, an event of default would occur under our Senior Notes and Second Lien Notes and, if the maturity of the foregoing indebtedness were to be accelerated, an event of default would occur under our Third Lien Notes. In addition, we must certify that we have maintained a minimum cash balance of $1.0 million, and any failure to maintain such minimum cash balance will result in an immediate event of default under our Senior Notes and Second Lien Notes and, if the maturity of the foregoing indebtedness were to be accelerated, our Third Lien Notes. Upon an acceleration of our debt following an event of default, the holders of our notes could proceed against the assets pledged to collateralize these obligations, which include our spectrum assets and substantially all of our other assets, which would impair our ability to continue as a going concern.

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

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint, and we subsequently filed a Motion to Dismiss. On March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. On May 5, 2011, the lead plaintiff filed a Third Amended Complaint, and we again filed a Motion to Dismiss. On November 21, 2011, the Court granted our Motion and dismissed the case with prejudice. On December 19, 2011, the lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals. We and our insurance carrier have agreed with the lead plaintiff on the final terms of a settlement. The settlement provides for a full release and dismissal of all claims asserted against all defendants in the litigation and the appeal, in exchange for payment of $1.4 million by our insurance carrier. The settlement is subject to court approval following notice to the potential class members. The Court of Appeals dismissed the appeal on June 25, 2012 and the case has been returned to the district court for the approval process. The district court has approved the application for preliminary approval of the settlement and the final approval hearing is scheduled for November 9, 2012. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable.

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

In Canada, our 2.3 GHz licenses were subject to mid-term in-use demonstration requirements by November 2012 and April 2013 for 59 and 24 of our licenses which are subject to renewal in November of 2014 and April of 2015, respectively. On March 29, 2012, the Canadian regulatory authority, Industry Canada, granted an extension of two years, resulting in new in-use demonstration deadlines of November 2014 and April 2015. In order for us to operate our Canadian spectrum under the current Canadian ownership rules, we will need a Canadian-controlled partner. Similar to the U.S., Canada has allocated the 2.3 GHz band for both SDARS and mobile broadband uses, which necessitates the adoption of technical rules to protect against interference between the two uses. Canada has recently begun the process of developing such technical rules for the band. Until the technical rules are final, which in turn will allow the development of manufacturing standards for vendors to use to produce readily available commercial mobile equipment, deployment in the band for mobile services cannot occur. There can be no assurance that: 1) we will find a Canadian-controlled partner who will be able to provide a viable business plan and attract appropriate financing by the build out deadline, or 2) that the new ownership rules will enable us to develop a viable business plan and attract appropriate financing by the build out deadline. Failure to make the in-use demonstrations for each of our licenses, in the absence of an extension by Industry Canada, could result in Industry Canada commencing a process to afford us the opportunity to demonstrate why the applicable licenses should not be revoked.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Mine Safety Information

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description

4.1	Amendment No.1 to Warrant Agreement, entered into on April 16, 2012 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed April 16, 2012)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Frank Cassou.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Francis J. Harding.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase document**

101.LAB	XBRL Taxonomy Extension Label Linkbase document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document**

**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of NextWave Wireless Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTWAVE WIRELESS INC. (Registrant)

August 14, 2012	By: /s/ Francis J. Harding
(Date)	Francis J. Harding
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

4.1	Amendment No.1 to Warrant Agreement, entered into on April 16, 2012 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed April 16, 2012)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Frank Cassou.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Francis J. Harding.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase document**

101.DEF	Taxonomy Extension Definition Linkbase document**

101.LAB	XBRL Taxonomy Extension Label Linkbase document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document**

**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of NextWave Wireless Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.