Form 10-Q
period 2012-09-29
NextWave Wireless Inc.
filed 2012-11-05
CIK 1374993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

As of October 29, 2012, there were 24,938,132 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	September 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,863	$11,087
Restricted cash	1,696	1,047
Marketable securities	—	10,000
Prepaid expenses and other current assets	248	827
Current assets of discontinued operations	4,162	3,511

Total current assets	11,969	26,472
Wireless spectrum licenses, net	431,397	435,522
Property and equipment, net	721	1,313
Other assets	50	362

Total assets	$444,137	$463,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$250	$5
Accrued expenses	3,959	2,328
Current portion of long-term obligations	1,148,434	142,019
Other current liabilities	9	10
Current liabilities of discontinued operations	725	172

Total current liabilities	1,153,377	144,534
Deferred income tax liabilities	83,937	83,334
Long-term obligations, net of current portion	15,489	896,568

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000 shares authorized; 355 shares designated as Series A Senior Convertible Preferred Stock; no other shares issued or outstanding	—	—
Common stock, $0.007 par value; 57,143 shares authorized; 24,938 shares issued and outstanding at September 29, 2012 and December 31, 2011	175	175
Additional paid-in-capital	888,800	888,505
Accumulated other comprehensive income	5,486	21,805
Accumulated deficit	(1,703,127)	(1,571,252)

Total stockholders’ deficit	(808,666)	(660,767)

Total liabilities and stockholders’ deficit	$444,137	$463,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Operating expenses:
General and administrative	$11,056	$5,006	$21,739	$17,281
Restructuring credit	—	—	—	(1,076)

Total operating expenses	11,056	5,006	21,739	16,205
Net gains on sales of wireless spectrum licenses	1	2	101	255

Loss from operations	(11,055)	(5,004)	(21,638)	(15,950)

Other income (expense):
Interest income	6	13	32	42
Interest expense	(44,773)	(64,762)	(129,441)	(185,007)
Other income (expense), net	(1)	(7)	(5)	1,245

Total other expense, net	(44,768)	(64,756)	(129,414)	(183,720)

Loss from continuing operations before income taxes	(55,823)	(69,760)	(151,052)	(199,670)
Income tax benefit	217	262	614	2,082

Net loss from continuing operations	(55,606)	(69,498)	(150,438)	(197,588)

Income from discontinued operations before income taxes, net of gains (losses) on divestitures of discontinued operations of $0, $(1), $19,862 and $2,119, respectively	16	66	20,029	2,740
Income tax provision	(6)	(24)	(1,466)	(1,000)

Net income from discontinued operations	10	42	18,563	1,740

Net loss	$(55,596)	$(69,456)	$(131,875)	$(195,848)

Other comprehensive loss:
Net loss	$(55,596)	$(69,456)	$(131,875)	$(195,848)
Foreign currency translation adjustment transferred to earnings upon substantial liquidation of foreign entities	—	—	(17,578)	(1,305)
Foreign currency translation adjustment	1,451	(2,653)	1,259	1,325

Total other comprehensive loss	(54,145)	(72,109)	(148,194)	(195,828)

Amounts attributed to net income (loss) per common share:
Net loss from continuing operations	$(55,606)	$(69,498)	$(150,438)	$(197,588)
Net income from discontinued operations	10	42	18,563	1,740

Net loss	$(55,596)	$(69,456)	$(131,875)	$(195,848)

Net income (loss) per common share– basic and diluted
Continuing operations	$(2.30)	$(2.89)	$(6.24)	$(8.21)
Discontinued operations	—	—	0.77	0.07

Net loss	$(2.30)	$(2.89)	$(5.47)	$(8.14)

Weighted-average shares used in per share calculation	24,127	24,060	24,107	24,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
OPERATING ACTIVITIES
Net loss	$(131,875)	$(195,848)
Net income from discontinued operations	18,563	1,740

Net loss from continuing operations	(150,438)	(197,588)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Amortization of intangible assets	5,574	5,709
Depreciation	592	656
Non-cash share-based compensation	295	625
Paid-in-kind interest	124,080	98,448
Amortization of deferred financing costs and discounts	5,342	86,552
Gains on sales of wireless spectrum licenses	(101)	(255)
Gains from changes in estimated fair values of embedded derivatives	—	(1,261)
Deferred income tax benefit	(607)	(1,082)
Other non-cash adjustments	3	(1,044)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	572	551
Other assets	290	(389)
Accounts payable and accrued liabilities	1,872	(2,610)

Net cash used in operating activities of continuing operations	(12,526)	(11,688)

INVESTING ACTIVITIES
Proceeds from the maturity of investment securities	20,210	—
Purchase of held-to-maturity investment securities	(10,191)	(15,000)
Proceeds from the sale of wireless spectrum licenses, net of selling costs	278	255

Net cash provided by (used in) investing activities of continuing operations	10,297	(14,745)

FINANCING ACTIVITIES
Payments on long-term obligations	(4,080)	(10,137)
Payments to restricted cash account used to redeem long-term obligations	(647)	—

Net cash used in financing activities of continuing operations	(4,727)	(10,137)

Cash provided (used) by discontinued operations:
Net cash provided (used) by operating activities of discontinued operations	193	(906)
Net cash provided by investing activities of discontinued operations	2,213	3,654

Net cash provided by discontinued operations	2,406	2,748
Effect of foreign currency exchange rate changes on cash	(18)	3

Net decrease in cash and cash equivalents	(4,568)	(33,819)
Cash and cash equivalents, beginning of period	11,092	42,598

Cash and cash equivalents, end of period	6,524	8,779
Less cash and cash equivalents of discontinued operations, end of period	(661)	(40)

Cash and cash equivalents of continuing operations, end of period	$5,863	$8,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of NextWave Wireless Inc. (together with its subsidiaries, the “Company,” “NextWave,” “we,” “our” or “us”) are unaudited. We have prepared the condensed consolidated financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments necessary to fairly state our financial position, results of operations and cash flows, including adjustments related to asset impairment write-offs and restructuring-related credits. These condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2011, from which the balance sheet data was derived, included in our Annual Report on Form 10-K filed with the SEC on March 12, 2012.

Proposed Acquisition by AT&T

On August 1, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AT&T Inc., a Delaware corporation (“AT&T”) and Rodeo Acquisition Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of AT&T (“Merger Sub”). Under the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a direct wholly-owned subsidiary of AT&T (the “Merger”).

The Merger Agreement provides that AT&T will acquire all of the outstanding common shares of NextWave for $1.00 per share plus a non-transferrable contingent payment right representing a pro rata interest in an amount of up to $25 million in the residual balance of a $50 million escrow fund to be initially funded with (i) a $25 million payment by AT&T pursuant to the terms of the Merger Agreement and (ii) $25 million of the price to be paid by AT&T for the NextWave Third Lien Notes (as defined below) pursuant to the terms of a note purchase agreement entered into between AT&T and the holders of NextWave Third Lien Notes. The escrow fund and the contingent payment rights are subject to reduction (including to $0) to satisfy indemnification rights held by AT&T in respect of losses resulting from, among other things, breaches of representations and warranties, certain pre-closing liabilities, balance sheet adjustments and other items described in the Merger Agreement and the purchase agreement for the NextWave Third Lien Notes, and to pay fees to be incurred under the related contingent payment rights agreement and escrow agreement.

Also on August 1, 2012, AT&T entered into note purchase agreements with each of the holders of our secured notes (collectively, the “Notes”). Pursuant to the note purchase agreements, immediately prior to the consummation of the Merger, AT&T will purchase our Senior Notes (as defined below), Second Lien Notes (as defined below) and NextWave Third Lien Notes (as defined below). AT&T will purchase our Senior Notes and Second Lien Notes for the aggregate principal amount of such notes plus accrued interest at the time of such purchase. AT&T will purchase the NextWave Third Lien Notes for a cash amount equal to $600 million, less the amounts paid to purchase the Senior Notes and Second Lien Notes, less the approximately $25 million cash consideration to be paid by AT&T at closing of the Merger pursuant to the terms of the Merger Agreement to holders of the Company’s common stock, stock options and warrants, and the $25 million to be deposited into the $50 million escrow fund in respect of the contingent payment rights at closing pursuant to the Merger Agreement and subject to a $25 million escrow hold-back to secure post-closing indemnification rights held by AT&T and other deductions pursuant to the note purchase agreement for the NextWave Third Lien Notes. The amount of cash to be paid at closing in respect of the NextWave Third Lien Notes will also be subject to reduction for closing date liabilities of NextWave, including certain tax amounts, and amounts necessary to repay any outstanding Senior Incremental Notes (as defined below). Pursuant to the Call Agreement (as defined below), immediately prior to the consummation of the Merger, the HoldCo Third Lien Notes (as defined below), will be redeemed for 100% of the equity in NextWave HoldCo, the direct or indirect parent of our subsidiaries that hold certain of our assets and liabilities, other than our U.S. WCS and AWS spectrum assets, including our Canadian WCS spectrum and 2.5 MHz EBS/BRS spectrum assets.

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

The transactions contemplated by the Merger Agreement are subject to closing conditions, including the approval of NextWave’s stockholders’ of record as of September 4, 2012, which was obtained by the Company on October 2, 2012, and regulatory approvals, including approval of the FCC.

August 2012 Debt Modification and Noteholder Representative Call Right

As required pursuant to the Merger Agreement, we entered into agreements with the holders of our Notes to amend and restate the Notes and amended certain documents ancillary to the Notes on August 16, 2012. Our Old Third Lien Notes were amended and restated to be no longer convertible into shares of common stock of the Company and were split into two series whereby certain of our Old Third Lien Notes remain direct obligations of the Company and the remaining principal balance of our Old Third Lien Notes became the direct obligations of NextWave HoldCo LLC, a new subsidiary that we formed on August 8, 2012, under the laws of the State of Delaware (“NextWave HoldCo”). Specifically, $318.6 million in aggregate principal, plus accrued and unpaid interest through August 15, 2012 of $6.4 million of the Company’s outstanding obligations under the Old Third Lien Notes remained the Company’s direct obligations (“NextWave Third Lien Notes”) and the remaining principal balance of the Old Third Lien Notes, consisting of $428.3 million in aggregate principal, plus accrued and unpaid interest through August 15, 2012 of $8.6 million, became the direct obligations of NextWave HoldCo (“HoldCo Third Lien Notes”). We provided a third priority guarantee of NextWave HoldCo’s obligations under the HoldCo Third Lien Notes. The terms of the HoldCo Third Lien Notes contain restrictive covenants relating to, among other things, the sale of assets transferred to NextWave HoldCo as part of our internal restructuring transactions contemplated by the Merger Agreement.

Our amended and restated Senior Notes provide for the issuance of up to $15 million of additional notes for payment of expenses incurred in the ordinary course of operations or in connection with payments to be made in connection with the Merger (the “Senior Incremental Notes”). The amended and restated Senior Notes accrue interest at an annual rate equal to 15% per annum, except that the Senior Incremental Notes will accrue interest at an annual rate not to exceed 10% per annum.

Our amended and restated Senior Notes contain representations and warranties, affirmative and negative covenants and events of default that are substantially the same as the corresponding provisions of our Senior Notes prior to their amendment and restatement. In addition, the restrictive covenants of the amended and restated Senior Notes were modified to mirror the additional restrictive covenants of the NextWave Third Lien Notes and the HoldCo Third Lien Notes along with an additional restrictive covenant prohibiting the Company from refinancing, modifying or amending the terms of the amended and restated Second Lien Notes, the NextWave Third Lien Notes or the HoldCo Third Lien Notes except in accordance with the terms of that certain Amended and Restated Intercreditor Agreement dated as of August 16, 2012 (the “Intercreditor Agreement”), among NextWave LLC, the Company, NextWave HoldCo, their respective subsidiaries party thereto, the holders of our amended and restated senior notes, Wilmington Trust, National Association, as collateral agent for the holders of our amended and restated senior notes, the holders of our amended and restated subordinated notes, and Wilmington Trust, National Association, as collateral agent for the holders of our amended and restated subordinated notes, the holders of our NextWave Third Lien Notes and the holders of the HoldCo Third Lien Notes.

Our amended and restated Second Lien Notes accrue interest at an annual rate equal to 15% per annum. The amended and restated Second Lien Notes contain representations and warranties, affirmative and negative covenants and events of default that are substantially the same as the corresponding provisions of our Second Lien Notes prior to their amendment and restatement. In addition, the restrictive covenants of the amended and restated subordinated notes were modified to mirror the additional restrictive covenants of the NextWave Third Lien Notes and the HoldCo Third Lien Notes along with an additional restrictive covenant prohibiting the Company from refinancing, modifying or amending the terms of the amended and rested Senior Notes, the NextWave Third Lien Notes or the HoldCo Third Lien Notes except in accordance with the terms of the Intercreditor Agreement.

In connection with the amendment and restatement of our Notes, NextWave HoldCo became the direct or indirect parent of our subsidiaries that hold certain of our assets and liabilities, other than our U.S. WCS and AWS spectrum assets, including our Canadian WCS spectrum and 2.5 MHz EBS/BRS spectrum assets. At September 29, 2012, our U.S. WCS and AWS spectrum assets had a book value of $336.8 million and our Canadian WCS spectrum and 2.5 MHz EBS/BRS spectrum assets had a book value of $94.6 million.

In connection with the amended and restated Notes, NextWave LLC and NextWave HoldCo entered into a Call Option/Note Redemption Agreement (the “Call Agreement”) with Wilmington Trust, National Association (the “noteholder representative”). Pursuant to the Call Agreement, the noteholder representative has been issued a call right, on behalf of the holders of the HoldCo Third Lien Notes, to require that we transfer 100% of the equity of NextWave HoldCo to the holders of the HoldCo Third Lien Notes to redeem, in full, the HoldCo Third Lien Notes. The NextWave HoldCo call right will not be exercisable until receipt of any required regulatory approvals and one of the following:

•

receipt of notification by AT&T that the merger will occur and conditions to closing have been satisfied or waived so long as AT&T deposits, or causes to be deposited, $25 million into the escrow fund as required pursuant to the Merger Agreement, in which case all of the limited liability company interests of NextWave Holdco shall be automatically transferred to the holders of the HoldCo Third Lien Notes in redemption if such notes as of immediately prior to the merger closing;

•

the termination of the Merger Agreement and the determination by holders of 75% or more of the HoldCo Third Lien Notes to exercise the call right, in which event the exercise of the NextWave HoldCo call right will be subject to payment of $25 million by the holders of the HoldCo Third Lien Notes, which payment will be for the benefit of our stockholders; or

•

the filing by or against us, NextWave Wireless LLC or NextWave HoldCo of a voluntary or involuntary petition under the Bankruptcy Code, in which case all of the limited liability company interests of NextWave HoldCo shall be automatically transferred to the holders of the HoldCo Third Lien Notes in redemption of such notes as of immediately prior to such filing.

For the Senior Notes, Second Lien Notes, NextWave Third Lien and HoldCo Third Lien Notes, none of the terms of the notes that affect cash flows, such as maturity date, payment terms and applicable interest rates were changed. In accordance with generally accepted accounting principles, we determined that concessions were granted by the noteholders as a result of the August 2012 amendments to the Senior Notes, Second Lien Notes and Third Lien Notes, as their effective rates were less than that of the old respective notes prior to our earlier restructuring on December 14, 2011 and that troubled debt accounting provisions apply. In accordance with troubled debt restructuring accounting principles, the Senior Note, Second Lien Note and Third Lien Note amendments have been accounted for prospectively beginning August 16, 2012, with the carrying amount of the notes remaining unchanged as of this date. The new effective interest rates for all notes were determined as the discount rates that equated the present value of the future cash payments specified by the terms of the respective notes with the respective August 16, 2012 carrying amount of the notes, which resulted in effective interest rates that equated those used immediately prior to the August 2012 amendments.

All direct costs incurred to effect the August 2012 amendments and restatements were expensed as incurred.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. We generated net losses of $131.9 million and $195.8 million during the nine months ended September 29, 2012 and October 1, 2011, respectively, and have an accumulated deficit of $1,703.1 million at September 29, 2012. We used cash from operating activities of our continuing operations of $12.5 million and $11.7 million during the nine months ended September 29, 2012 and October 1, 2011, respectively. Our unrestricted cash and cash equivalents included in current assets of continuing operations totaled $5.9 million at September 29, 2012. We had a net working capital deficit of $1,141.4 million at September 29, 2012.

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in 2005, the net proceeds of $295.0 million from our issuance of Senior Secured Notes (the “Senior Notes”) in 2006 and 2010, the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) in 2007, which, in 2008, we exchanged for Third Lien Subordinated Secured Convertible Notes (the “Old Third Lien Notes”) in the aggregate principal amount of $478.3 million, and the net proceeds of $101.0 million from our issuance of our Senior Subordinated Secured Second Lien Notes (the “Second Lien Notes” and together with the Senior Notes and the Old Third Lien Notes, the “Notes”) in 2008 and 2009. We did not receive any proceeds from the issuance of the Old Third Lien Notes.

As of September 29, 2012, the aggregate principal amount of our secured indebtedness was $1,146 million. This amount includes our Senior Notes with an aggregate principal amount of $153.4 million, our Second Lien Notes with an aggregate principal amount of $215.7 million, our NextWave Third Lien Notes (as defined below) with an aggregate principal amount of $331.4 million and our HoldCo Third Lien Notes (as defined below) with an aggregate principal amount of $445.5 million. Our current cash reserves are not sufficient to meet our payment obligations under our secured notes at their current maturity dates. The Forbearance Agreement will terminate sixty days after any termination of the Merger Agreement. Upon any termination of the Forbearance Agreement, if we are unable to further extend the maturity of our secured notes, or identify and successfully implement alternative financing to repay our Notes, the holders of our Notes could proceed against the assets pledged to collateralize these obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court. Any alternative financing and/or maturity extension of our Notes may be costly to obtain, and could involve the issuance of equity securities that could cause significant dilution to our existing stockholders and potentially limit our net operating loss carry forwards.

During 2011, we had capital expenditure needs associated with certain build-out or substantial service requirements which apply to our domestic licensed wireless spectrum, which generally must be satisfied as a condition of the license. The substantial service deadlines applicable to our domestic and Canadian wireless spectrum assets, and our activities to meet these requirements, are described below:

•

The substantial service deadline for our domestic Wireless Communication Services (“WCS”) spectrum was July 21, 2010 under the Federal Communications Commission (“FCC”) rules effective at that time. However, the FCC adopted new rules on May 20, 2010, that, when they became effective on September 1, 2010, purported to replace the July 21, 2010 substantial service requirement with new requirements that must be met by March 4, 2014 and additional requirements that must be met by September 1, 2016. We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. The FCC dismissed them on June 14, 2011 in accordance with its June 2010 announcement that all substantial service showings would be dismissed given the new performance requirements it had adopted. On October 17, 2012, the FCC adopted revisions to the May 2010 rules, further extending the build-out deadlines for the WCS licenses to 48 and 78 months after the effective date of the new rules, which has not yet occurred. Failure to make the substantial service demonstrations by the new deadlines without seeking and obtaining an extension from the FCC would result in license forfeiture.

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

•

We also operate or hold spectrum licenses through various subsidiaries in Canada and Norway. In Canada, our 2.3 GHz licenses were subject to mid-term in-use demonstration deadlines of November 2012 and April 2013 for 59 and 24 of our licenses, respectively. On March 29, 2012, the Canadian regulatory authority, Industry Canada, granted an extension of two years, resulting in new in-use demonstration deadlines of November 2014 and April 2015. On October 18, 2012, Industry Canada released a public consultation seeking input on whether and how to extend further the in-use demonstration deadlines for the WCS licenses. In order for us to operate our Canadian spectrum under current Canadian ownership rules, we will need a Canadian-controlled partner. Changes to the Canadian ownership rules have been proposed, but not yet adopted. There can be no assurance that: 1) we will find a Canadian-controlled partner who will be able to provide a viable business plan and attract appropriate financing by the build out deadline, or 2) that the new ownership rules will enable us to develop a viable business plan and attract appropriate financing by the build out deadline. Failure to make the in-use demonstrations for each of these licenses, in the absence of a further extension by Industry Canada, could result in forfeiture of the applicable licenses. At September 29, 2012, we held a total of 83 licenses in Canada. We do not have specific build-out obligations in Norway.

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of our wholly-owned subsidiaries as of September 29, 2012 and October 1, 2011, and for the three and nine months then ended, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal years 2012 and 2011 are 52-week years ending on December 29, 2012 and December 31, 2011, respectively. The three- and nine-month periods ending on September 29, 2012 and October 1, 2011 include 13 and 39 weeks each, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a remaining time to maturity of three months or less when acquired to be cash equivalents. Cash equivalents at September 29, 2012 and December 31, 2011 consisted primarily of money market funds, the carrying amounts of which approximate fair value due to the short maturities of these instruments.

Restricted Cash

Restricted cash at September 29, 2012 and December 31, 2011 primarily represents net proceeds from the sale of wireless spectrum licenses that must be used to redeem our Senior Notes. Under our amended and restated Senior Notes, we are not required to redeem our Senior Notes until the net proceeds from specified asset sales are sufficient to satisfy, in full, our Senior Notes.

Marketable Securities

At December 31, 2011 our short-term held-to-maturity marketable securities consisted of $10.0 million in bank certificates of deposit with remaining maturities of less than one year. These securities are stated at their amortized costs which approximate their respective fair values at December 31, 2011.

Accounting for Troubled Debt Restructurings

A restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. A creditor is deemed to have granted a concession if the debtor’s effective borrowing rate on the restructured debt, after giving effect to all the terms of the restructured debt, including any new or revised sweeteners such as new debt that is made available to us, is less than the effective borrowing rate of the old debt immediately before the restructuring or immediately before a prior restructuring if one has occurred within the last year.

If a restructuring of debt constitutes a troubled debt restructuring, the new debt is accounted for prospectively, whereby the carrying amount of the debt remains unchanged and a new effective interest rate that equates the present value of the future cash payments with the carrying amount is determined and applied prospectively.

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

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share for the three and nine months ended September 29, 2012 and October 1, 2011 is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the respective periods, without consideration of common stock equivalents. If there is a loss from continuing operations, diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share is computed, even if we report net income after adjusting for discontinued operations.

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

Debt-Related Transactions

As discussed in the footnote above, pursuant to the Merger Agreement, we entered into agreements with the holders of our Notes to amend and restate the Notes and amended certain documents ancillary to the Notes on August 16, 2012, whereby our Old Third Lien Notes were split into the NextWave Third Lien Notes and the HoldCo Third Lien Notes. As of September 29, 2012, Avenue Capital Group and its affiliates (“Avenue Capital”) had an interest in shares of our issued and outstanding common stock, such that Avenue Capital would be considered a related party. On August 16, 2012, in exchange for Old Third Lien Notes with principal plus accrued interest of $214.6 million, Avenue was issued NextWave Third Lien Notes and HoldCo Third Lien Notes with principal plus accrued interest of $91.5 million and $123.1 million, respectively. At September 29, 2012, Avenue Capital held $115.2 million, or 75%, of the aggregate principal amount of our Senior Notes; $167.9 million, or 78%, of the aggregate principal amount of our Second Lien Notes; $93.4 million, or 28%, of the aggregate principal amount of our NextWave Third Lien Notes; and $125.5 million, or 28%, of the aggregate principal amount of our HoldCo Third Lien Notes.

As of September 29, 2012, Solus Core Opportunities Master Fund Ltd and its affiliates and co-investors (“Solus”) had an interest in shares of our issued and outstanding common stock, such that Solus would be considered a related party. On August 16, 2012, in exchange for Old Third Lien Notes with principal plus accrued interest of $129.2 million, Solus was issued NextWave Third Lien Notes and HoldCo Third Lien Notes with principal plus accrued interest of $55.1 million and $74.1 million, respectively. At September 29, 2012, Solus held $38.2 million, or 25%, of the aggregate principal amount of our Senior Notes; $47.8 million, or 22%, of the aggregate principal amount of our Second Lien Notes; $56.2 million, or 17%, of the aggregate principal amount of our NextWave Third Lien Notes; and $75.6 million, or 17%, of the aggregate principal amount of our HoldCo Third Lien Notes. At September 29, 2012 and December 31, 2011, Solus also held 0.4 million of warrants exercisable for shares of our common stock for an exercise price of $0.07 each. In April 2012, the expiration date of these warrants was extended to April 2013.

On August 16, 2012, in exchange for Old Third Lien Notes with principal plus accrued interest of $107.3 million, Navation, Inc., an entity owned by Allen Salmasi, our Chairman, was issued NextWave Third Lien Notes and HoldCo Third Lien Notes with principal plus accrued interest of $45.8 million and $61.5 million, respectively. As of September 29, 2012 Navation held $46.7 million, or 14%, and $62.8 million, or 14%, of the aggregate principal amounts of our NextWave Third Lien Notes and HoldCo Third Lien Notes, respectively.

On August 16, 2012, in exchange for Old Third Lien Notes with principal plus accrued interest of $107.3 million, Douglas F. Manchester, a member of our Board of Directors, was issued NextWave Third Lien Notes and HoldCo Third Lien Notes with principal plus accrued interest of $45.8 million and $61.5 million, respectively. As of September 29, 2012, Mr. Manchester held $46.7 million, or 14%, and $62.8 million, or 14%, of the aggregate principal amounts of our NextWave Third Lien Notes and HoldCo Third Lien Notes, respectively.

Business Divestitures

In 2009, we sold the majority of the assets and liabilities of our Inquam Broadband GmbH (“IBG”) subsidiary to Inquam Holding GmbH (“IHG”), a limited liability company and a related party, for a nominal amount under an Asset Purchase Agreement. In connection with the sale, we entered into an earn-out agreement with IHG that provided for payment to us upon the subsequent sale of the outstanding share capital of IHG. In March 2012, the shareholders of IHG sold and transferred all of the share capital of IHG to a third party, whereby we received $2.3 million in cash consideration and could receive up to an additional Euro 2.1 million ($2.7 million at September 29, 2012) in cash consideration in the 12 to 24 months following the sale if regulatory and other conditions are met. As a result of the sale of IHG to a third party and final realization of our investments in our WiMax Telecom AG and IBG subsidiaries, we have deemed these entities to be substantially liquidated as of March 2012 and have recognized a net gain on disposal of $19.9 million during the nine months ended September 29, 2012, all of which is reported in discontinued operations in the consolidated statement of operations and other comprehensive loss. The net gain represents the $2.3 million in cash received plus $17.6 million accumulated in the foreign currency translation adjustment component of equity for these two consolidated subsidiaries that was transferred to earnings upon substantial liquidation.

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

We continue to hold for sale our wireless spectrum holdings. Any sale or transfer of the ownership of our wireless spectrum holdings is generally subject to regulatory approval. We are required to use the net proceeds from the sale of our wireless spectrum licenses to redeem our Notes.

As of September 29, 2012, we do not believe it is probable that these wireless spectrum licenses will be sold within the next twelve months and, therefore, have not classified them as assets held for sale.

During the nine months ended September 29, 2012, we sold wireless spectrum licenses in Canada for $0.3 million and recognized net gains on the sales of $0.1 million.

During the nine months ended October 1, 2011, we recognized $0.3 million in net gains on the sale of wireless spectrum licenses, which represents our receipt of a $0.3 million holdback payment that was pending FCC clearance of a prior sale by us.

4.	Long-Term Obligations

Long-term obligations held by continuing operations consist of the following:

(dollars in thousands)	September 29, 2012	December 31, 2011
15% Senior Secured Notes, due December 31, 2012	$153,443	$137,795
15% Senior-Subordinated Secured Second Lien Notes due January 31, 2013	215,663	193,291
16% NextWave Third Lien Subordinated Secured Notes due February 28, 2013, net of unamortized discounts of $892 and $5,834 at September 29, 2012 and December 31, 2011, respectively	330,547	685,086
16% HoldCo Third Lien Subordinated Secured Notes due February 28, 2013, net of unamortized discount of $1,200 at September 29, 2012	444,341	—
Wireless spectrum leases, net of unamortized discounts of $11,657 and $13,251 at September 29, 2012 and December 31, 2011, respectively; expiring from 2014 through 2036 with one to five renewal options ranging from 10 to 15 years each	19,929	22,415

Long-term obligations	1,163,923	1,038,587
Less current portion	(1,148,434)	(142,019)

Long-term portion	$15,489	$896,568

The following table summarizes the activity related to our long-term obligations, net of any unamortized discounts, for the nine months ended September 29, 2012 and October 1, 2011:

(in thousands)	Senior Notes	Second Lien Notes	NextWave Third Lien Notes	HoldCo Third Lien Notes	Other	Total
Balance, December 31, 2011	$137,795	$193,291	$685,086	$—	$22,415	$1,038,587
Paid-in-kind interest	15,648	22,372	77,525	8,535	—	124,080
Amortization of debt discount	—	—	3,387	355	1,594	5,336
Transfer of Third Lien Notes	—	—	(435,451)	435,451	—	—
Cash payments	—	—	—	—	(4,080)	(4,080)

Balance, September 29, 2012	$153,443	$215,663	$330,547	$444,341	$19,929	$1,163,923

Balance, January 1, 2011	$122,261	$158,876	$497,574	$—	$25,759	$804,470
Paid-in-kind interest	13,778	19,481	65,189	—	—	98,448
Amortization of debt discount	2,215	6,471	73,518	—	1,700	83,904
Extension of wireless spectrum lease	—	—	—	—	398	398
Cash payments	(5,300)	—	—	—	(4,837)	(10,137)
Favorable settlement reclassified to restructuring credits	—	—	—	—	(1,076)	(1,076)

Balance, October 1, 2011	$132,954	$184,828	$636,281	$—	$21,944	$976,007

The following table summarizes the activity related to our unamortized deferred financing costs for the nine months ended September 29, 2012 and October 1, 2011:

	Unamortized Deferred Financing Costs				Total
(in thousands)	Senior Notes	Second Lien Notes	NextWave Third Lien Notes	HoldCo Third Lien Notes
Balance at December 31, 2011	$—	$—	$9	$—	$9
Transfer of Third Lien Notes	—	—	(3)	3	—
Amortization of deferred financing costs	—	—	(5)	(1)	(6)

Balance at September 29, 2012	$—	$—	$1	$2	$3

Balance at January 1, 2011	$35	$3,076	$151	$—	$3,262
Amortization of deferred financing costs	(35)	(2,504)	(109)	—	(2,648)

Balance at October 1, 2011	$—	$572	$42	$—	$614

5.	Business Divestiture and Discontinued Operations

Business Divestiture

During the nine months ended October 1, 2011, we completed the sale of our remaining subsidiaries in Latin America to a third party for $3.0 million and recognized a gain on the divestiture of $1.7 million, all of which is reported in discontinued operations in the condensed consolidated statement of operations, and of which $1.3 million was accumulated in the foreign currency translation adjustment component of equity for these consolidated subsidiaries and transferred to earnings upon substantial liquidation.

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

The carrying amounts of the assets and liabilities of our discontinued operations are as follows:

(in thousands)	September 29, 2012	December 31, 2011
Cash and cash equivalents	$661	$5
Property and equipment held for sale	3,500	3,500
Other assets	1	6

Current assets of discontinued operations	$4,162	$3,511

Current liabilities of discontinued operations	$725	$172

The financial results of our discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues	$—	$—	$—	$6
Total operating expense credits(1)	(117)	(65)	(268)	(613)
Net gains (losses) on business divestitures(2)	—	(1)	19,862	2,119
Income before income taxes	16	66	20,029	2,740
Net income from discontinued operations	10	42	18,563	1,740

(1)	Total operating expense credits for the three months ended September 29, 2012 includes $0.1 million in sublease revenue. Total operating expense credits for the nine months ended September 29, 2012 includes $0.3 million in sublease revenue

Total operating expense credits for the three months ended October 1, 2011 includes $0.1 million in sublease revenue. Total operating expense credits for the nine months ended October 1, 2011 include a $0.3 million favorable settlement with a service vendor, $0.2 million in net gains on the sale of equipment and $0.2 million in sublease revenue.

(2)	Net gains on business divestitures for the nine months ended September 29, 2012 includes $2.3 million in cash consideration received plus $17.6 million accumulated in the foreign currency translation adjustment component of equity that was transferred to earnings upon substantial liquidation of our foreign entities.

Net gains on business divestitures for the nine months ended October 1, 2011 includes $3.4 million in cash consideration received, partially offset by $1.3 million accumulated in the foreign currency translation adjustment component of equity that was transferred to earnings upon substantial liquidation of our foreign entities.

6.	Net Income (Loss) Per Common Share Information

Our weighted-average number of common shares outstanding includes the weighted-average number of 0.4 million warrants during each of the three and nine months ended September 29, 2012 and 1.8 million warrants during each of the three and nine months ended October 1, 2011, held by a related party (Note 2), exercisable for shares of our common stock, as they are issuable for an exercise price of $0.07 each. At September 29, 2012, 0.4 million of these warrants remained outstanding.

The following securities that could potentially reduce net income or increase net loss per share in the future are not included in the determination of diluted income (loss) per share as they are antidilutive. The share amounts are determined using a weighted-average of the common stock equivalents outstanding during the respective periods

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Outstanding stock options	2,163	1,486	2,040	1,510
Unvested restricted stock	1,169	1,236	1,189	1,236

7.	Stockholders’ Deficit

Changes in shares of common stock outstanding and total stockholders’ deficit for the nine months ended September 29, 2012 are as follows:

(in thousands)	Shares of Common Stock Outstanding	Total Stockholders’ Deficit
Balance at December 31, 2011	24,938	$(660,767)
Share-based compensation expense	—	295
Foreign currency translation adjustment transferred to earnings upon substantial liquidation of foreign entities	—	(17,578)
Foreign currency translation adjustment	—	1,259
Net loss	—	(131,875)

Balance at September 29, 2012	24,938	$(808,666)

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There have been no significant changes to our assets and liabilities measured at fair value on a recurring basis during the nine months ended September 29, 2012

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There have been no significant changes to our assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 29, 2012.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments of continuing operations, including cash and cash equivalents, short-term investments, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations of continuing operations are as follows:

	September 29, 2012		December 31, 2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$153,443	$153,678	$137,795	$138,353
Second Lien Notes	215,663	216,239	193,291	194,701
NextWave Third Lien Notes	330,547	331,910	685,086	697,803
HoldCo Third Lien Notes	444,341	446,172	—	—
Wireless spectrum leases	19,929	17,318	22,415	19,289

At September 29, 2012 and December 31, 2011, we determined the fair value of our long-term obligations using discounted cash flow models with discount rates that represent our respective estimated incremental borrowing rates as of that date for that type of instrument (level 2 inputs).

9.	Commitments and Contingencies

Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint, and we subsequently filed a Motion to Dismiss. On March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. On May 5, 2011, the lead plaintiff filed a Third Amended Complaint, and we again filed a Motion to Dismiss. On November 21, 2011, the Court granted our Motion and dismissed the case with prejudice. On December 19, 2011, the lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals. We and our insurance carrier have agreed with the lead plaintiff on the final terms of a settlement. The settlement provides for a full release and dismissal of all claims asserted against all defendants in the litigation and the appeal, in exchange for payment of $1.4 million by our insurance carrier. The settlement is subject to court approval following notice to the potential class members. The Court of Appeals dismissed the appeal on June 25, 2012 and the case has been returned to the district court for the approval process. The district court has approved the application for preliminary approval of the settlement and the final approval hearing is scheduled for November 9, 2012. We continue to maintain the D&O and corporate liability insurance covering certain risks associated with securities claims filed against us or our directors and officers, as described above, with insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million. We have accrued for liabilities equal to the financial deductible of our D&O policy for the period covering the time the class action lawsuit for this matter was filed. Other than accruing for our financial deductible, we have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability in excess of our insurance coverage, while possible, is not probable.

On August 5, 2012, the Company became aware that the liquidator in the Go Networks (Israel) Ltd. bankruptcy, which was filed in Tel Aviv in September 2008, purportedly made a claim against the Company for damages alleging that the Company contributed to the demise of and failed to sufficiently fund its former subsidiary Go Networks (Israel) Ltd. While the Company believes that the liquidator’s claims are without merit, the Company cannot yet estimate the amount of legal fees and damages, if any, that could be awarded in connection with such claims.

On August 31, 2012, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, AT&T, Merger Sub, Allen Salmasi, Douglas F. Manchester, Jack Rosen, Nadar Tavakoli, Carl E. Vogel and William H. Webster alleging, among other things, that the Company’s board of directors and certain of its executive officers breached various fiduciary duties in connection with the board of directors’ approval of the proposed Merger and that the Company, AT&T and Merger Sub aided and abetted such alleged breaches of fiduciary duties. The plaintiff seeks injunctive relief preventing the Merger, an order rescinding the proposed Merger in the event it is not enjoined, and damages as a result of the alleged actions of the defendants, including attorneys’ and experts’ fees (the foregoing, the “Weiss Action”). Subsequently, on September 6, 2012, two additional complaints were filed in the Superior Court of California, County of San Diego by Thomas Juzwik and Elias Rodriguez against the Company, AT&T, Merger Sub, Allen Salmasi, Jack Rosen, William Webster, Douglas F. Manchester, Robert Symington, Frank Cassou and Francis Harding, containing substantially similar allegations to those set forth in the Weiss Action. We collectively refer to the Juzwik, Rodriquez and Weiss actions as, the actions.

In order to avoid the costs, risks and uncertainties inherent in litigation and to allow stockholders to vote on the proposal to adopt the Merger Agreement at the scheduled special meeting, the Company and the other defendants entered into a memorandum of understanding (the “Memorandum of Understanding”) with plaintiffs’ counsel on September 20, 2012 in connection with the actions, pursuant to which the Company, the other named defendants and the plaintiffs have agreed to settle the actions subject to court approval. If the Delaware court approves the settlement, the Weiss action will be dismissed with prejudice and the plaintiffs in the Juzwik and Rodriquez actions will dismiss their complaints based on the settlement of the Weiss action. We continue to maintain the D&O and corporate liability insurance covering certain risks associated with securities claims filed against us or our directors and officers, as described above, with insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million. We have accrued for liabilities equal to the financial deductible of our D&O policy for the period covering the time the class action lawsuit for this matter was filed. Other than accruing for our financial deductible, we have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability in excess of our insurance coverage, while possible, is not probable.

We are also currently involved in other legal proceedings, which we do not believe will result in a material liability. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of September 29, 2012, other than accrual for the financial deductible described above, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

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

We operate on a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal years 2012 and 2011 are 52-week years ending on December 29, 2012 and December 31, 2011, respectively. The three- and nine-month periods ending September 29, 2012 and October 1, 2011 include 13 weeks and 39 weeks each, respectively.

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

OVERVIEW

Third Quarter of 2012

•

On August 1, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AT&T and Rodeo Acquisition Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of AT&T (“Merger Sub”). Under the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a direct wholly-owned subsidiary of AT&T (the “Merger”).

•

As required pursuant to the Merger Agreement, the holders of the Notes amended certain documents ancillary to the Notes on August 16, 2012. Our Old Third Lien Notes were amended and restated to be no longer convertible into shares of common stock of the Company and were split into two series to provide that certain of the Company’s obligations to the holders of the Old Third Lien Notes remain with the Company and the remaining obligations becoming direct obligations of NextWave HoldCo. Specifically, $325 million of the Company’s outstanding obligations under the Old Third Lien Notes remained the Company’s direct obligations (“NextWave Third Lien Notes”) and the remaining principal balance of our Old Third Lien Notes plus accrued and unpaid interest as of August 15, 2012 became the direct obligations of NextWave HoldCo (“HoldCo Third Lien Notes”). These amendments provide for a call right whereby under certain circumstances the noteholder representative is permitted to require that 100% of the equity of NextWave HoldCo be transferred to the holders of the HoldCo Third Lien Notes to redeem such notes, in full.

•

The amended and restated Senior Notes provide for the issuance of up to $15 million of additional notes (the “Senior Incremental Notes”) for payment of expenses incurred in the ordinary course of operations or in connection with payments to be made in connection with the merger. The amended and restated Senior Notes accrue interest at an annual rate equal to 15% per annum and the Senior Incremental Notes will accrue interest at an annual rate not to exceed 10% per annum.

•	Our net loss from continuing operations during the third quarter of 2012 was $55.6 million, compared to $69.5 million for the third quarter of 2011.

•	Our net loss from continuing operations during the first nine months of 2012 was $150.4 million, compared to $197.6 million for the first nine months of 2011.

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

Our pending Merger and the related transactions are described in more detail in Note 1 to the Condensed Consolidated Financial Statements.

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

Comparison of Our Third Quarter of 2012 to Our Third Quarter of 2011 – Continuing Operations

General and Administrative

General and administrative expenses from continuing operations during the third quarter of 2012 were $11.1 million compared to $5.0 million for the third quarter of 2011. The $6.1 million increase is attributable primarily to higher legal and professional fees incurred as a result of the Merger and amendment of our Notes during the third quarter.

Included in general and administrative expenses during each of the third quarters of 2012 and 2011 is $1.9 million of amortization of finite-lived wireless spectrum. Also included in general and administrative expenses during the third quarters of 2012 and 2011 is $0.1 million and $0.2 million, respectively, of share-based compensation expense.

Interest Expense

Interest expense from continuing operations during the third quarter of 2012 was $44.8 million, compared to $64.8 million during the third quarter of 2011, a decrease of $20.0 million. The decrease is primarily attributable to lower interest accretion of debt discounts and issuances costs of $0.2 million, $3.1 million and $24.6 million on our Senior Notes, Second Lien Notes and Third Lien Notes, respectively. These decreases were partially offset by higher principal and paid-in-kind interest of $0.7 million, $1.1 million and $6.1 million on our Senior Notes, Second Lien Notes and Third Lien Notes, respectively.

Interest expense on our Senior Notes, Second Lien Notes and Third Lien Notes during 2012 is expected to be lower than that recognized during 2011 attributed to lower accretion of debt discounts and issuance costs related to these, partially offset by higher paid-in-kind interest.

Income Taxes

During the third quarters of 2012 and 2011, substantially all of our U.S. subsidiaries had net losses for tax purposes with full valuation allowances.

Our effective income tax rate during the third quarter of 2012 was 0.4% resulting in an income tax benefit of $0.2 million on our pre-tax loss of $55.8 million. The income tax benefit is a result of taxes provided on income from discontinued operations that can be offset by losses from continuing operations.

Our effective income tax rate during the third quarter of 2011 was 0.4%, resulting in an income tax benefit of $0.3 million on our pre-tax loss of $69.8 million. The income tax benefit consists of a $0.3 million tax benefit on taxes provided on income from discontinued operations that can be offset by losses from continuing operations.

Comparison of Our First Nine Months of 2012 to Our First Nine Months of 2011 – Continuing Operations

General and Administrative

General and administrative expenses from continuing operations during the first nine months of 2012 were $21.7 million compared to $17.3 million for the first nine months of 2011. The $4.4 million increase is attributable primarily to higher legal and professional fees incurred as a result of the Merger and amendment of our Notes of $5.3 million, partially offset by lower maintenance and headcount related expenditures in addition to lower share-based compensation expense during 2012. Of the offset, $0.3 million is attributed to maintenance expenditures incurred during 2011 associated with certain build-out or substantial service requirements of our licensed wireless spectrum, which generally must be satisfied as a condition of the license.

Included in general and administrative expenses during the first nine months of 2012 and 2011 is $5.6 million and $5.7 million, respectively, of amortization of finite-lived wireless spectrum. Also included in general and administrative expenses during the first nine months of 2012 and 2011 is $0.3 million and $0.6 million, respectively, of share-based compensation expense.

Restructuring Credit

During the first nine months of 2011, we recognized a benefit of $1.1 million resulting from a renegotiation of our $1.9 million long-term obligation stemming from a previous renegotiation of one of our abandoned lease liabilities whereby we paid $0.8 million in full settlement of the obligation.

Net gain on Sale of Wireless Spectrum License

During the first nine months of 2012 we recognized a net gain of $0.1 million on the sale of our wireless spectrum licenses in Canada.

During the first nine months of 2011, we recognized a $0.3 million gain on the sale of wireless spectrum licenses which represents our receipt of a $0.3 million holdback payment that was pending FCC clearance of a prior sale by us.

Interest Expense

Interest expense from continuing operations during the first nine months of 2012 was $129.4 million, compared to $185.0 million during the first nine months of 2011, a decrease of $55.6 million. The decrease is primarily attributable to lower interest accretion of debt discounts and issuances costs of $2.3 million, $9.0 million and $69.9 million on our Senior Notes, Second Lien Notes and Third Lien Notes, respectively. These decreases were partially offset by higher principal and paid-in-kind interest of $1.9 million, $2.9 million and $20.9 million on our Senior Notes, Second Lien Notes and Third Lien Notes, respectively.

Other Income and Expense, Net

Other income, net, from continuing operations during the first nine months of 2011 was $1.2 million, and reflects primarily changes in the estimated fair values of our embedded derivatives.

Income Taxes

During the first nine months of 2012 and 2011, substantially all of our U.S. subsidiaries had net losses for tax purposes with full valuation allowances.

Our effective income tax rate during the first nine months of 2012 was 0.4% resulting in an income tax benefit of $0.6 million on our pre-tax loss of $151.1 million. The income tax benefit is a result of taxes provided on income from discontinued operations that can be offset by losses from continuing operations.

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

Comparison of Our Third Quarter and First Nine Months of 2012 to Our Third Quarter and First Nine Months of 2011 – Discontinued Operations

The results of operations of our discontinued Global Services Support, WiMAX Telecom, Inquam and South American businesses, are as follows:

	Three Months Ended			Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	Decrease	September 29, 2012	October 1, 2011	Increase (Decrease)
Total operating expense credits	$(0.1)	$(0.1)	$—	$(0.3)	$(0.6)	$0.3
Net gains on business divestitures	—	—	—	19.9	2.1	17.8
Income before income taxes	—	0.1	(0.1)	20.0	2.7	17.3
Net income from discontinued operations	—	—	—	18.6	1.7	16.9

Total Operating Expense Credits

Total operating expense credits for the third quarter and first nine months of 2012 include $0.1 million and $0.3 million, respectively, in sublease revenue.

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

Income Taxes

The effective income tax rates for discontinued operations during the third quarter and first nine months of 2012 were 37.5% and 7.3% resulting in income tax provisions of $6,000 and $1.5 million on pre-tax income from discontinued operations of $16,000 and $20.0 million, respectively. The tax provisions were recorded as a result of allocations of current year losses from continuing operations during the respective periods.

The effective income tax rate for discontinued operations during the third quarter and first nine months of 2011 was 36.5%, resulting in income tax provisions of $24,000 and $1.0 million on pre-tax income from discontinued operations of $0.1 million and $2.7 million, respectively. The tax provisions were recorded as a result of allocations of current year losses from continuing operations during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, business combinations, strategic investments and wireless spectrum license acquisitions primarily with the $550.0 million in cash received in our initial capitalization in April 2005, the net proceeds of $295.0 million from the issuance of the Senior Notes in 2006 and 2010, the net proceeds of $351.1 million from our issuance of Series A Senior Convertible Preferred Stock in March 2007 and the net proceeds of $101.0 million from our issuance of the Second Lien Notes in 2008 and 2009. Our total unrestricted cash and cash equivalents included in current assets of continuing operations totaled $5.9 million at September 29, 2012. We had a net working capital deficit of $1,141.4 million at September 29, 2012.

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

During the first nine months of 2012, our continuing operations used cash of $12.5 million for operations, which includes costs to maintain our wireless spectrum licenses and costs associated with being a public reporting company. We expect that our cash requirements for our continuing operations will continue at this rate during the remainder of 2012.

In 2011, we had capital expenditure needs associated with certain build-out or substantial service requirements which apply to our licensed domestic wireless spectrum, which generally must be satisfied as a condition of the license. The substantial service deadlines applicable to our domestic and Canadian wireless spectrum assets, and our activities to meet these requirements, are described below:

•

The substantial service deadline for our domestic Wireless Communication Services (“WCS”) spectrum was July 21, 2010 under the FCC rules effective at that time. However, the FCC adopted new rules on May 20, 2010, that, when they became effective on September 1, 2010, purported to replace the July 21, 2010 substantial service requirement with new requirements that must be met by March 4, 2014 and additional requirements that must be met by September 1, 2016. We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. The FCC dismissed them on June 14, 2011 in accordance with its June 2010 announcement that all substantial service showings would be dismissed given the new performance requirements it had adopted. On October 17, 2012, the FCC adopted revisions to the May 2010 rules, further extending the build-out deadlines for the WCS licenses to 48 and 78 months after the effective date of the new rules, which has not yet occurred. Failure to make the substantial service demonstrations without seeking and obtaining an extension from the FCC would result in license forfeiture.

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

•

We also operate or hold spectrum licenses through various subsidiaries in Canada and Norway. In Canada, our 2.3 GHz licenses were subject to mid-term in-use demonstration deadlines of November 2012 and April 2013 for 59 and 24 of our licenses, respectively. On March 29, 2012, the Canadian regulatory authority, Industry Canada, granted an extension of two years, resulting in new in-use demonstration deadlines of November 2014 and April 2015. On October 18, 2012, Industry Canada released a public consultation seeking input on whether and how to extend further the in-use demonstration deadlines for the WCS licenses. In order for us to operate our Canadian spectrum under current Canadian ownership rules, we will need a Canadian-controlled partner. Changes to the Canadian ownership rules have been proposed, but not yet adopted. There can be no assurance that: 1) we will find a Canadian-controlled partner who will be able to provide a viable business plan and attract appropriate financing by the build out deadline, or 2) that the new ownership rules will enable us to develop a viable business plan and attract appropriate financing by the build out deadline. Failure to make the in-use demonstrations for each of these licenses, in the absence of a further extension by Industry Canada, could result in forfeiture of the applicable licenses. At September 29, 2012, we held a total of 83 licenses in Canada. We do not have specific build-out obligations in Norway.

Debt Maturities and Ability to Continue as Going Concern

As of September 29, 2012, the aggregate principal amount of our secured indebtedness was $1,146 million. This amount includes our Senior Notes, due December 2012, with an aggregate principal amount of $153.4 million, our Second Lien Notes, due January 2013, with an aggregate principal amount of $215.7 million and our NextWave and HoldCoThird Lien Notes, due February 2013, with aggregate principal amounts of $331.4 million and $445.5 million, respectively. Our current cash reserves are not sufficient to meet our payment obligations under our secured notes at their current maturity dates.

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

As required pursuant to the Merger Agreement, the holders of the Notes amended and restated the Notes and amended certain documents ancillary to the Notes on August 16, 2012. Our Old Third Lien Notes were split into two series whereby certain of our Old Third Lien Notes remain direct obligations of the Company and the remaining principal balance of our Old Third Lien Notes became the direct obligations of NextWave HoldCo LLC, a new subsidiary that we formed on August 8, 2012, under the laws of the State of Delaware (“NextWave HoldCo”). Specifically, the parties have agreed that $325 million of the Company’s outstanding obligations under the Old Third Lien Notes remain the Company’s direct obligations (“NextWave Third Lien Notes”) and the remaining principal balance of the Old Third Lien Notes plus accrued and unpaid interest as of August 15, 2012 became the direct obligations of NextWave HoldCo (“HoldCo Third Lien Notes”). We provided a third priority guarantee of NextWave HoldCo’s obligations under the HoldCo Third Lien Notes. The terms of the HoldCo Third Lien Notes contain restrictive covenants relating to, among other things:

•

a restriction on the sale of the assets held by NextWave HoldCo or any of its subsidiaries unless holders of 75% of the HoldCo Third Lien Notes provide consent and a requirement that all net proceeds received from such sales will be held on behalf of and in trust for the holders of the HoldCo Third Lien Notes by the third lien collateral agent (or escrow agent after exercise of the call right);

•

a requirement that we consult with the holders of the HoldCo Third Lien Notes and use our best efforts to promptly solicit asset sales or other strategic transactions with respect to the assets held by NextWave HoldCo or any of its subsidiaries and a requirement that all net proceeds received from such sales will be held on behalf of the holders of the HoldCo Third Lien Notes by the third lien collateral agent (or escrow agent after exercise of the call right);

•

the third lien collateral agent (or escrow agent after exercise of the call right) will hold all such proceeds described above until our senior notes and our subordinated notes have been satisfied in full or the holders of 66 2/3% of our senior notes and 66 2/3% of our subordinated notes have consented to release of the proceeds to the holders of the HoldCo Third Lien Notes;

•	a restriction on the investments, with customary exceptions and exclusions, we can make or own;

•

a restriction on the termination, waiver or material amendment of the terms of any of our material agreements or an amendment to the Merger Agreement which would be materially adverse to the holders of the HoldCo Third Lien Notes, in each case, without the prior written consent of the holders of 75% of the HoldCo Third Lien Notes;

•

a requirement that we shall cause the Merger to be consummated in accordance with the terms and conditions of the Merger Agreement as soon as practicable and, in any event, no later than July 31, 2013; and

•

the noteholder representative (as defined below) (or the escrow agent after exercise of the call right) also has the right to purchase (on behalf of and in trust for the holders of the HoldCo Third Lien Notes) all of our senior notes and our subordinated notes subject to the obligation to keep such notes outstanding until (A) the consummation of the merger or (B) in the event a bankruptcy proceeding is initiated, the exercise of a call right by Parent to acquire the NextWave Third Lien Notes and the payment of our senior notes and our subordinated notes in the bankruptcy proceeding.

In connection with the amended and restated Notes, NextWave LLC and NextWave HoldCo entered into a Call Option/Note Redemption Agreement (the “Call Agreement”) with Wilmington Trust, National Association (the “noteholder representative. Pursuant to the Call Agreement, the noteholder representative has been issued a call right, on behalf of the holders of the HoldCo Third Lien Notes, to require that we transfer 100% of the equity of NextWave HoldCo to the holders of the HoldCo Third Lien Notes to redeem, in full, the HoldCo Third Lien Notes. The NextWave HoldCo call right will not be exercisable until receipt of any required regulatory approvals and one of the following:

•

receipt of notification by AT&T that the merger will occur and conditions to closing have been satisfied or waived so long as AT&T deposits, or causes to be deposited, $25 million into the escrow fund as required pursuant to the Merger Agreement, in which case all of the limited liability company interests of NextWave Holdco shall be automatically transferred to the holders of the HoldCo Third Lien Notes in redemption of such notes as of immediately prior to the merger closing;

•

the termination of the Merger Agreement and the determination by holders of 75% or more of the HoldCo Third Lien Notes to exercise the call right, in which event the exercise of the NextWave HoldCo call right will be subject to payment of $25 million by the holders of the HoldCo Third Lien Notes, which payment will be for the benefit of our stockholders; or

•

the filing by or against us, NextWave Wireless LLC or NextWave HoldCo of a voluntary or involuntary petition under the Bankruptcy Code, in which case all of the limited liability company interests of NextWave HoldCo shall be automatically transferred to the holders of the HoldCo Third Lien Notes in redemption of such notes as of immediately prior to such filing.

Our amended and restated Senior Notes provide for the issuance of up to $15 million of additional notes for payment of expenses incurred in the ordinary course of operations or in connection with payments to be made in connection with the Merger (the “Senior Incremental Notes”). The amended and restated Senior Notes accrue interest at an annual rate equal to 15% per annum, except that the Senior Incremental Notes will accrue interest at an annual rate not to exceed 10% per annum.

Our amended and restated Senior Notes contain representations and warranties, affirmative and negative covenants and events of default that are substantially the same as the corresponding provisions of our Senior Notes prior to their amendment and restatement. In addition, the restrictive covenants of the amended and restated Senior Notes were modified to mirror the additional restrictive covenants of the NextWave Third Lien Notes and the HoldCo Third Lien Notes along with an additional restrictive covenant prohibiting the Company from refinancing, modifying or amending the terms of the amended and restated Second Lien Notes, the NextWave Third Lien Notes or the HoldCo Third Lien Notes except in accordance with the terms of that certain Amended and Restated Intercreditor Agreement dated as of August 16, 2012 (the “Intercreditor Agreement”), among NextWave LLC, the Company, NextWave HoldCo, their respective subsidiaries party thereto, the holders of our amended and restated senior notes, Wilmington Trust, National Association, as collateral agent for the holders of our amended and restated senior notes, the holders of our amended and restated subordinated notes, and Wilmington Trust, National Association, as collateral agent for the holders of our amended and restated subordinated notes, the holders of our NextWave Third Lien Notes and the holders of the HoldCo Third Lien Notes.

Our amended and restated Second Lien Notes accrue interest at an annual rate equal to 15% per annum. The amended and restated Second Lien Notes contain representations and warranties, affirmative and negative covenants and events of default that are substantially the same as the corresponding provisions of our Second Lien Notes prior to their amendment and restatement. In addition, the restrictive covenants of the amended and restated subordinated notes were modified to mirror the additional restrictive covenants of the NextWave Third Lien Notes and the HoldCo Third Lien Notes along with an additional restrictive covenant prohibiting the Company from refinancing, modifying or amending the terms of the amended and rested Senior Notes, the NextWave Third Lien Notes or the HoldCo Third Lien Notes except in accordance with the terms of the Intercreditor Agreement.

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

The following table presents our working capital deficit, our cash, cash equivalents and short-term investment balances:

(in millions)	September 29, 2012	June 30, 2012	Decrease	December 31, 2011	Increase (Decrease)
Working capital deficit	$(1,141.4)	$(1,088.1)	$(53.3)	$(118.1)	$(1,023.3)

Cash and cash equivalents	$5.9	$6.1	$(0.2)	$11.1	$(5.2)
Marketable securities	—	6.3	(6.3)	10.0	(10.0)

Cash, cash equivalents and marketable securities – continuing operations	5.9	12.4	(6.5)	21.1	(15.2)
Cash and cash equivalents – discontinued operations	0.6	0.6	—	—	0.6

Total cash, cash equivalents and marketable securities	$6.5	$13.0	$(6.5)	$21.1	$(14.6)

Uses of Cash, Cash Equivalents and Short-Term Investments

The following table presents our utilization of cash, cash equivalents and short-term investments:

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Beginning cash, cash equivalents and marketable securities	$13.0	$28.0	$21.1	$42.6
Net operating cash used by continuing operations	(6.4)	(4.1)	(12.5)	(11.7)
Payments on long-term obligations, excluding wireless spectrum lease obligations	—	—	—	(6.1)
Proceeds from the sale of wireless spectrum licenses, net of selling costs	—	—	0.3	0.3
Cash paid for wireless spectrum license lease obligations	(0.2)	(0.2)	(4.1)	(4.0)
Payments to restricted cash account used to redeem long-term obligations	—	—	(0.6)	—
Other, net	0.1	(0.1)	(0.1)	(0.1)
Net operating and investing cash provided by discontinued operations	—	0.1	2.4	2.7

Ending cash, cash equivalents and marketable securities	6.5	23.7	6.5	23.7
Less: ending cash and cash equivalents - discontinued operations	(0.6)	—	(0.6)	—

Ending cash, cash equivalents and marketable securities - continuing operations	$5.9	$23.7	$5.9	$23.7

Other than the Forbearance Agreement and the amendments and restatements of our secured notes discussed above, there were no other significant investing or financing activities during the first nine months of 2012.

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

Accounting for Troubled Debt Restructurings

Upon our August 16, 2012 amended and restated Senior Notes, Second Lien Notes and Third Lien Notes, we first reviewed the amendments to determine if the changes constituted a troubled debt restructuring. A restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. A creditor is deemed to have granted a concession if the debtor’s effective borrowing rate on the restructured debt, after giving effect to all the terms of the restructured debt, including any new or revised sweeteners, such as the Senior Incremental Notes, is less than the effective borrowing rate of the old debt immediately before the modification.

To determine if the noteholders granted us a concession as a result of the August 2012 amendments and restatements, we determined the respective effective interest rates of the old debt immediately preceding our recent debt modification in December 2011 by using the respective stated interest rates in effect prior to the December 14, 2011 amendments plus the respective effective interest rates used for amortization of discounts and issue costs. We then determined the respective total cash flows under the new terms of each note and solved for the discount rates that equated these cash flows to the respective carrying values of the old Notes immediately preceding our recent debt modification in December 2011.

We determined that concessions were granted for the amended and restated Senior Notes, Second Lien Notes and Third Lien Notes as the effective rates of 14.5%, 14.7% and 18.2%, respectively, were less than that of the old notes prior to our earlier restructuring on December 14, 2011 of 15%, 15% and 36.7%, respectively, and that troubled debt accounting provisions apply. The new effective interest rates for the Senior Notes, Second Lien Notes and Third Lien Notes were determined as the discount rates that equated the present value of the future cash payments specified by the terms of the respective notes with the respective August 16, 2012 carrying amount of the notes, which resulted in effective interest rates of 14.5%, 14.7% and 16.5%, respectively, that equated those used immediately prior to the August 2012 amendments.

CONTRACTUAL OBLIGATIONS

The following table summarizes our cash contractual obligations for continuing and discontinued operations at September 29, 2012, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Fiscal Year Period
(in thousands)	Total	Remainder of 2012	Years 2013-2014	Years 2015-2016	Years 2017 and Thereafter
Continuing Operations:
Long-term obligations:
Notes payable(1)(2)	$1,146,086	$153,443	$992,643	$—	$—
Wireless spectrum leases(3)	31,586	145	8,736	7,515	15,190
Minimum royalty payments on wireless spectrum lease arrangements	6,641	—	656	1,376	4,609
Operating leases	209	114	95	—	—

	1,184,522	153,702	1,002,130	8,891	19,799
Discontinued Operations - Services agreement	8,153	—	—	—	8,153

Total	$1,192,675	$153,702	$1,002,130	$8,891	$27,952

(1)	Amounts presented do not include the future issuance of additional Senior Notes, Second Lien Notes and Third Lien Notes in payment of interest.
(2)	As required pursuant to the Merger Agreement, the holders of the Notes amended and restated the Notes and amended certain documents ancillary to the Notes on August 16, 2012. Our Third Lien Notes were split into two series whereby certain of our Third Lien Notes remain direct obligations of the Company and the remaining principal balance of our Old Third Lien Notes became the direct obligations of NextWave HoldCo LLC, a new subsidiary that we formed on August 8, 2012, under the laws of the State of Delaware (“NextWave HoldCo”). Specifically, the parties have agreed that $325 million of the Company’s outstanding obligations under the Old Third Lien Notes remain the Company’s direct obligations (“NextWave Third Lien Notes”) and the remaining principal balance of the Old Third Lien Notes plus accrued and unpaid interest as of the date the Third Lien Notes became the direct obligations of NextWave HoldCo (“HoldCo Third Lien Notes”).

The amended and restated Senior Notes provide for the issuance of up to $15 million of additional notes (the “Senior Incremental Notes”) for payment of expenses incurred in the ordinary course of operations or in connection with payments to be made in connection with the merger. The amended and restated Senior Notes accrue interest at an annual rate equal to 15% per annum and the Senior Incremental Notes will accrue interest at an annual rate not to exceed 10% per annum.

In connection with the amendment and restatement of our Notes, NextWave HoldCo became the direct or indirect parent of our subsidiaries that hold certain of our assets and liabilities, other than our U.S. WCS and AWS spectrum assets, including our Canadian WCS spectrum and 2.5 MHz EBS/BRS spectrum assets.

In connection with the amended and restated Notes, NextWave LLC and NextWave HoldCo entered into a Call Option/Note Redemption Agreement (the “Call Agreement”), whereby, immediately prior to the consummation of the Merger, we will redeem the outstanding amount of the HoldCo Third Lien Notes for all of the limited liability company interests in NextWave HoldCo. In addition, the holders of the HoldCo Third Lien Notes, upon termination of the Merger Agreement, may elect to pay $25.0 million for the benefit of our stockholders, and redeem the HoldCo Third Lien Notes in exchange for all of the limited liability company interests of NextWave HoldCo. In the event a filing by or against the Company, NextWave LLC or NextWave HoldCo of a voluntary or involuntary petition under the Bankruptcy Code, all of the limited liability company interests of NextWave HoldCo shall be automatically transferred to the holders of the HoldCo Third Lien Notes in redemption of such notes as of immediately prior to such filing. The exercise of the call right as described above is subject to the receipt of any required regulatory approvals and the terms of the Call Agreement.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 16, 2008, a putative class action lawsuit, captioned “Sandra Lifschitz, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. NextWave Wireless Inc. et al., Defendants,” was filed in the U.S. District Court for the Southern District of California against us and certain of our officers. The suit alleges that the defendants made false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks unspecified damages, interest, costs, attorneys’ fees, and injunctive, equitable or other relief on behalf of a purported class of purchasers of our common stock during the period from March 30, 2007 to August 7, 2008. A second putative class action lawsuit captioned “Benjamin et al. v. NextWave Wireless Inc. et al.” was filed on October 21, 2008 alleging the same claims on behalf of purchasers of our common stock during an extended class period, from November 27, 2006 through August 7, 2008. On February 24, 2009, the Court issued an Order consolidating the two cases and appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act. On May 15, 2009, the lead plaintiff filed an Amended Complaint, and on June 29, 2009, we filed a Motion to Dismiss that Amended Complaint. On March 5, 2010, the Court granted our Motion to Dismiss without prejudice, permitting the lead plaintiff to file an Amended Complaint. On March 26, 2010, the lead plaintiff filed a Second Amended Consolidated Complaint, and we subsequently filed a Motion to Dismiss. On March 16, 2011, the Court granted our Motion and dismissed the complaint without prejudice. On May 5, 2011, the lead plaintiff filed a Third Amended Complaint, and we again filed a Motion to Dismiss. On November 21, 2011, the Court granted our Motion and dismissed the case with prejudice. On December 19, 2011, the lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals. We and our insurance carrier have agreed with the lead plaintiff on the final terms of a settlement. The settlement provides for a full release and dismissal of all claims asserted against all defendants in the litigation and the appeal, in exchange for payment of $1.4 million by our insurance carrier. The settlement is subject to court approval following notice to the potential class members. The Court of Appeals dismissed the appeal on June 25, 2012 and the case has been returned to the district court for the approval process. The district court has approved the application for preliminary approval of the settlement and the final approval hearing is scheduled for November 9, 2012. We continue to maintain the D&O and corporate liability insurance covering certain risks associated with securities claims filed against us or our directors and officers, as described above, with insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million. We have accrued for liabilities equal to the financial deductible of our D&O policy for the period covering the time the class action lawsuit for this matter was filed. Other than accruing for our financial deductible, we have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability in excess of our insurance coverage, while possible, is not probable.

On August 5, 2012, the Company became aware that the liquidator in the Go Networks (Israel) Ltd. bankruptcy, which was filed in Tel Aviv in September 2008, purportedly made a claim against the Company for damages alleging that the Company contributed to the demise of and failed to sufficiently fund its former subsidiary Go Networks (Israel) Ltd. While the Company believes that the liquidator’s claims are without merit, the Company cannot yet estimate the amount of legal fees and damages, if any, that could be awarded in connection with such claims.

On August 31, 2012, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, AT&T, Merger Sub, Allen Salmasi, Douglas F. Manchester, Jack Rosen, Nadar Tavakoli, Carl E. Vogel and William H. Webster alleging, among other things, that the Company’s board of directors and certain of its executive officers breached various fiduciary duties in connection with the board of directors’ approval of the proposed Merger and that the

Company, AT&T and Merger Sub aided and abetted such alleged breaches of fiduciary duties. The plaintiff seeks injunctive relief preventing the Merger, an order rescinding the proposed Merger in the event it is not enjoined, and damages as a result of the alleged actions of the defendants, including attorneys’ and experts’ fees (the foregoing, the “Weiss Action”). Subsequently, on September 6, 2012, two additional complaints were filed in the Superior Court of California, County of San Diego by Thomas Juzwik and Elias Rodriguez against the Company, AT&T, Merger Sub, Allen Salmasi, Jack Rosen, William Webster, Douglas F. Manchester, Robert Symington, Frank Cassou and Francis Harding, containing substantially similar allegations to those set forth in the Weiss Action. We collectively refer to the Juzwik, Rodriquez and Weiss actions as, the actions.

In order to avoid the costs, risks and uncertainties inherent in litigation and to allow stockholders to vote on the proposal to adopt the Merger Agreement at the scheduled special meeting, the Company and the other defendants entered into a memorandum of understanding (the “Memorandum of Understanding”) with plaintiffs’ counsel on September 20, 2012 in connection with the actions, pursuant to which the Company, the other named defendants and the plaintiffs have agreed to settle the actions subject to court approval. If the Delaware court approves the settlement, the Weiss action will be dismissed with prejudice and the plaintiffs in the Juzwik and Rodriquez actions will dismiss their complaints based on the settlement of the Weiss action. We continue to maintain the D&O and corporate liability insurance covering certain risks associated with securities claims filed against us or our directors and officers, as described above, with insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million. We have accrued for liabilities equal to the financial deductible of our D&O policy for the period covering the time the class action lawsuit for this matter was filed. Other than accruing for our financial deductible, we have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability in excess of our insurance coverage, while possible, is not probable.

We are also currently involved in other legal proceedings, which we do not believe will result in a material liability. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. As of September 29, 2012, other than accrual for the financial deductible described above, we have not recorded any significant accruals for contingent liabilities associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions to our estimate of the potential liability could materially impact future results of operations.

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

There are risks and uncertainties associated with our proposed acquisition by AT&T. For example, the acquisition may not be consummated, or may not be consummated when or as currently anticipated, as a result of several factors, including but not limited to: (i) the inability to obtain approval by the FCC; or (ii) the failure to satisfy the other conditions for closing set forth in the Merger Agreement. Further, if the Merger Agreement is terminated, the temporary forbearance agreed to by the holders of the Notes will expire sixty (60) days after such termination and we would not have sufficient cash reserves to meet the payment obligations under our secured notes at their current maturity dates. In addition, if the Merger Agreement is terminated, holders of 75% or more of the HoldCo Third Lien Notes may exercise the call right to cause us to redeem the HoldCo Third Lien Notes in exchange for 100% of the equity of NextWave HoldCo pursuant to the Call Agreement, in which event the exercise of the NextWave HoldCo call right will be subject to payment of $25 million by the holders of the HoldCo Third Lien Notes, which payment will be for the benefit of our stockholders.

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

As of September 29, 2012, the aggregate principal amount of our secured indebtedness was $1,146 million. This amount includes our Senior Notes with an aggregate principal amount of $153.4 million, our Second Lien Notes with an aggregate principal amount of $215.7 million and our NextWave and HoldCo Third Lien Notes with aggregate principal amounts of $331.4 million and $445.5 million, respectively. Our current cash reserves are not sufficient to meet our payment obligations under our Senior Notes, Second Lien Notes, NextWave Third Lien Notes and HoldCo Third Lien Notes at their current maturity dates. Additionally, in the event of any termination of the Merger Agreement, we will not be able to consummate the sale of our wireless spectrum assets yielding sufficient proceeds to retire this indebtedness at their currently scheduled maturity dates. If we are unable to further extend the maturity of our Notes, or identify and successfully implement alternative financing to repay the Notes, the holders of our Notes could proceed against the assets pledged to collateralize these obligations in the event the Merger Agreement is terminated and our forbearance agreement expires. These conditions raise substantial doubt about our ability to continue as a going concern. Insufficient capital to repay our debt at maturity would significantly restrict our ability to operate and could cause us to seek relief through a filing in the United States Bankruptcy Court.

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

As of September 29, 2012, the aggregate principal amount of our secured indebtedness was $1,146 million. This amount includes our Senior Notes with an aggregate principal amount of $153.4 million, our Second Lien Notes with an aggregate principal amount of $215.7 million and our NextWave and HoldCoThird Lien Notes with aggregate principal amounts of $331.4 million and $445.5 million, respectively. Covenants in the purchase agreements for our Senior Notes and Second Lien Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

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

We are subject to a securities class action suit and derivative suits, which may result in substantial costs to us and divert the attention of our management.

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

On August 31, 2012, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, AT&T, Merger Sub, Allen Salmasi, Douglas F. Manchester, Jack Rosen, Nadar Tavakoli, Carl E. Vogel and William H. Webster alleging, among other things, that the Company’s board of directors and certain of its executive officers breached various fiduciary duties in connection with the board of directors’ approval of the proposed Merger and that the Company, AT&T and Merger Sub aided and abetted such alleged breaches of fiduciary duties. The plaintiff seeks injunctive relief preventing the Merger, an order rescinding the proposed Merger in the event it is not enjoined, and damages as a result of the alleged actions of the defendants, including attorneys’ and experts’ fees (the foregoing, the “Weiss Action”). Subsequently, on September 6, 2012, two additional complaints were filed in the Superior Court of California, County of San Diego by Thomas Juzwik and Elias Rodriguez against the Company, AT&T, Merger Sub, Allen Salmasi, Jack Rosen, William Webster, Douglas F. Manchester, Robert Symington, Frank Cassou and Francis Harding, containing substantially similar allegations to those set forth in the Weiss Action. We collectively refer to the Juzwik, Rodriquez and Weiss actions as, the actions.

In order to avoid the costs, risks and uncertainties inherent in litigation and to allow stockholders to vote on the proposal to adopt the Merger Agreement at the scheduled special meeting, the Company and the other defendants entered into a memorandum of understanding (the “Memorandum of Understanding”) with plaintiffs’ counsel on September 20, 2012 in connection with the actions, pursuant to which the Company, the other named defendants and the plaintiffs have agreed to settle the actions subject to court approval. If the Delaware court approves the settlement, the Weiss action will be dismissed with prejudice and the plaintiffs in the Juzwik and Rodriquez actions will dismiss their complaints based on the settlement of the Weiss action. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable.

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

Certain “build-out” or “substantial service” requirements apply to our licensed wireless spectrum, which generally must be satisfied as a condition of the license and/or license renewal. In particular, for our domestic WCS spectrum, there are two substantial service build-out deadlines of 48 and 78 months after the effective date of new rules adopted by the FCC on October 17, 2012; and for our domestic AWS spectrum, the substantial service build-out deadline is December 18, 2021. Failure to make the substantial service demonstration domestically, without seeking and obtaining an extension from the FCC, would result in forfeiture of the affected license.

The substantial service deadline for our domestic WCS spectrum was July 21, 2010 under the FCC rules effective at that time. However, the FCC adopted new rules on May 20, 2010, that, when they became effective on September 1, 2010, purported to replace the July 21, 2010 substantial service requirement with new requirements that must be met by March 4, 2014 and additional requirements that must be met by September 1, 2016. We filed substantial service showings with the FCC on July 20, 2010 for all of our WCS licenses under the rules then in effect. The FCC dismissed them on June 14, 2011 in accordance with June 2010 announcement that all substantial service showings would be dismissed given the new performance requirements it had adopted. On October 17, 2012, the FCC adopted revisions to the May 2010 rules, further extending the build-out deadlines for the WCS licenses to 48 and 78 months after the effective date of the new rules, which has not yet occurred. Failure to make the substantial service demonstrations by the new deadlines without seeking and obtaining an extension from the FCC would result in license forfeiture.

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

In Canada, our 2.3 GHz licenses were subject to mid-term in-use demonstration requirements by November 2012 and April 2013 for 59 and 24 of our licenses which are subject to renewal in November of 2014 and April of 2015, respectively. On March 29, 2012, the Canadian regulatory authority, Industry Canada, granted an extension of two years, resulting in new in-use demonstration deadlines of November 2014 and April 2015. On October 18, 2012, Industry Canada released a public consultation seeking input on whether and how to extend further the in-use demonstration deadlines for the WCS licenses.

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

Industry Canada, Canada’s spectrum regulatory body, has similar rules and policies to those of the FCC and therefore the requirements for retention and renewal and the risks of revocation are similar to those stated above. For example, as in the U.S., licensees of Canadian spectrum must comply with construction requirements in order to retain their licenses. Our 83 Canadian licenses each have a 10 year term, 59 of which expire in November 2014 and 24 of which expire in April 2015.

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

Since 1997, the FCC has considered a proposal to permanently authorize terrestrial repeaters for SDARS operations adjacent to the C and D blocks of the WCS band. The FCC has permitted a large number of these SDARS terrestrial repeaters to operate on a special temporary authorization since 2001. Permanently authorizing SDARS repeaters adjacent to the WCS band could cause interference to WCS, BRS and EBS receivers. The extent of the interference from SDARS repeaters is unclear and will depend on the effectiveness of the new rules adopted by the FCC on October 17, 2012 (as further described below) and the operation of SDARS equipment under the new rules. Because WCS C and D block licenses are adjacent to the SDARS spectrum, the potential for interference to this spectrum is of greatest concern to us. We have a lesser magnitude concern regarding interference from SDARS to WCS A and B block licenses, and BRS and EBS licenses. The FCC adopted new technical rules on October 17, 2012, which have not yet become effective, to govern WCS and SDARS operations. Operation of both WCS and SDARS equipment under the new rules could result in interference to our WCS, BRS or EBS spectrum, which could impair the value of this spectrum.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Mine Safety Information

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description

4.1	Amended and Restated Purchase Agreement, dated as of August 16, 2012, by and among NextWave Wireless Inc., NextWave Wireless LLC, AWS Wireless Inc., NextWave Broadband Inc., NW Spectrum Co. and NextWave Metropolitan, Inc., certain other guarantors named therein, certain purchasers named therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

4.2	Amended and Restated Second Lien Subordinated Note Purchase Agreement, dated as of August 16, 2012, by and among NextWave Inc., NextWave Wireless LLC, AWS Wireless Inc., NextWave Broadband Inc., NW Spectrum Co. and NextWave Metropolitan, Inc., certain other guarantors named therein, certain purchasers named therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

4.3	Amended and Restated Spinco Third Lien Subordinated Exchange Agreement, dated as of August 16, 2012, by and among NextWave Holdco LLC, NextWave Wireless LLC, AWS Wireless Inc., NextWave Broadband Inc., NW Spectrum Co. and NextWave Metropolitan, Inc., certain other guarantors named therein, certain purchasers named therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

4.4	Amended and Restated Parent Third Lien Subordinated Exchange Agreement, dated as of August 16, 2012, by and among NextWave Inc, NextWave Wireless LLC, AWS Wireless Inc., NextWave Broadband Inc., NW Spectrum Co. and NextWave Metropolitan, Inc., certain other guarantors named therein, certain purchasers named therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.1	Counterpart for Additional Guarantors dated August 16, 2012, by NextWave Holdco LLC and NextWave Metropolitan Inc. (Amended and Restated First Lien Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.2	Counterpart for Additional Guarantors dated August 16, 2012, by NextWave Holdco LLC and NextWave Metropolitan Inc. (Amended and Restated Second Lien Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.3	Amended and Restated Parent Third Lien Guaranty, dated as of August 16, 2012, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, Additional Guarantors as defined therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.4	Amended and Restated Spinco Third Lien Guaranty, dated as of August 16, 2012, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, Additional Guarantors as defined therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.5	Amended and Restated Pledge and Security Agreement, dated as of August 16, 2012, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, Additional Guarantors as defined therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.6	Amended and Restated Second Lien Pledge and Security Agreement, dated as of August 16, 2012, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, Additional Guarantors as defined therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.7	Amended and Restated Parent Third Lien Pledge and Security Agreement, dated as of August 16, 2012, by and among Spinco Sub, NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, Additional Guarantors as defined therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.8	Amended and Restated Spinco Third Lien Pledge and Security Agreement, dated as of August 16, 2012, by and among Spinco Sub, NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, Additional Guarantors as defined therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.9	Amended and Restated Intercreditor Agreement dated as of August 16, 2012, among NextWave Wireless LLC, NextWave Wireless Inc., NextWave Holdco LLC, their respective subsidiaries party thereto, the First Lien Note Holders party thereto, Wilmington Trust, National Association, as collateral agent for the First Lien Note Holders, the Second Lien Note Holders party thereto, Wilmington Trust, National Association, as collateral agent for the Second Lien Note Holders, the Parent Third Lien Note Holders party thereto, the Spinco Third Lien Note Holders party thereto, and Wilmington Trust, National Association, as collateral agent for the Parent Third Lien Note Holders and the Spinco Third Lien Note Holders (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.10	Call Option/Note Redemption Agreement, dated as of August 16, 2012, among NextWave Wireless LLC, NextWave Holdco LLC, Wilmington Trust, National Association, as noteholder representative and the parties listed on Schedule A attached thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Frank Cassou.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Francis J. Harding.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase document*

101.LAB	XBRL Taxonomy Extension Label Linkbase document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document*

*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of NextWave Wireless Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTWAVE WIRELESS INC. (Registrant)

November 5, 2012	By:	/s/ Francis J. Harding
(Date)	Francis J. Harding
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

4.1	Amended and Restated Purchase Agreement, dated as of August 16, 2012, by and among NextWave Wireless Inc., NextWave Wireless LLC, AWS Wireless Inc., NextWave Broadband Inc., NW Spectrum Co. and NextWave Metropolitan, Inc., certain other guarantors named therein, certain purchasers named therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

4.2	Amended and Restated Second Lien Subordinated Note Purchase Agreement, dated as of August 16, 2012, by and among NextWave Inc., NextWave Wireless LLC, AWS Wireless Inc., NextWave Broadband Inc., NW Spectrum Co. and NextWave Metropolitan, Inc., certain other guarantors named therein, certain purchasers named therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

4.3	Amended and Restated Spinco Third Lien Subordinated Exchange Agreement, dated as of August 16, 2012, by and among NextWave Holdco LLC, NextWave Wireless LLC, AWS Wireless Inc., NextWave Broadband Inc., NW Spectrum Co. and NextWave Metropolitan, Inc., certain other guarantors named therein, certain purchasers named therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

4.4	Amended and Restated Parent Third Lien Subordinated Exchange Agreement, dated as of August 16, 2012, by and among NextWave Inc, NextWave Wireless LLC, AWS Wireless Inc., NextWave Broadband Inc., NW Spectrum Co. and NextWave Metropolitan, Inc., certain other guarantors named therein, certain purchasers named therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.1	Counterpart for Additional Guarantors dated August 16, 2012, by NextWave Holdco LLC and NextWave Metropolitan Inc. (Amended and Restated First Lien Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.2	Counterpart for Additional Guarantors dated August 16, 2012, by NextWave Holdco LLC and NextWave Metropolitan Inc. (Amended and Restated Second Lien Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.3	Amended and Restated Parent Third Lien Guaranty, dated as of August 16, 2012, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, Additional Guarantors as defined therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.4	Amended and Restated Spinco Third Lien Guaranty, dated as of August 16, 2012, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, Additional Guarantors as defined therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.5	Amended and Restated Pledge and Security Agreement, dated as of August 16, 2012, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, Additional Guarantors as defined therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.6	Amended and Restated Second Lien Pledge and Security Agreement, dated as of August 16, 2012, by and among NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, Additional Guarantors as defined therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.7	Amended and Restated Parent Third Lien Pledge and Security Agreement, dated as of August 16, 2012, by and among Spinco Sub, NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, Additional Guarantors as defined therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.8	Amended and Restated Spinco Third Lien Pledge and Security Agreement, dated as of August 16, 2012, by and among Spinco Sub, NextWave Wireless Inc., NextWave Wireless LLC, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., WCS Wireless License Subsidiary, LLC, Additional Guarantors as defined therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.9	Amended and Restated Intercreditor Agreement dated as of August 16, 2012, among NextWave Wireless LLC, NextWave Wireless Inc., NextWave Holdco LLC, their respective subsidiaries party thereto, the First Lien Note Holders party thereto, Wilmington Trust, National Association, as collateral agent for the First Lien Note Holders, the Second Lien Note Holders party thereto, Wilmington Trust, National Association, as collateral agent for the Second Lien Note Holders, the Parent Third Lien Note Holders party thereto, the Spinco Third Lien Note Holders party thereto, and Wilmington Trust, National Association, as collateral agent for the Parent Third Lien Note Holders and the Spinco Third Lien Note Holders (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

10.10	Call Option/Note Redemption Agreement, dated as of August 16, 2012, among NextWave Wireless LLC, NextWave Holdco LLC, Wilmington Trust, National Association, as noteholder representative and the parties listed on Schedule A attached thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 23, 2012).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank Cassou.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Francis J. Harding.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Frank Cassou.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Francis J. Harding.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase document*

101.LAB	XBRL Taxonomy Extension Label Linkbase document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document*

*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of NextWave Wireless Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.